Form 10QSB
period 2005-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2005-08-12
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

ALCHEMEY ENTERPRISES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3812 N. Gallatin Mesa, Arizona	85215
(Address of principal executive offices)	(Zip Code)

(480) 985-0749
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,630,000

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

Page
Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Management's Discussion and Plan of Operation
Controls and Procedures
PART II - OTHER INFORMATION
Exhibits and Reports on Form 8-K
SIGNATURES	1

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on March 3, 2005, and subsequent amendments made thereto.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets:
Cash	$9,706
Inventory	3,044
Total current assets	12,750

Fixed assets, net	2,451

$15,201

Liabilities and Stockholders' Equity

Current liabilities	$-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,630,000 shares issued and outstanding	3,630
Additional paid-in capital	48,870
(Deficit) accumulated during development stage	(37,299)
15,201

$15,201

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		April 21, 1999
	June 30,		June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Revenue	$413	$-	$413	$-	$413
Cost of Goods Sold	206	-	206	-	206

Gross profit	207	-	207	-	207

Expenses:
General and administrative expenses	4,741	5,056	10,384	8,209	36,135
General and administrative expenses - related party	-	-	-	-	1,000
Depreciation	141	-	241	-	373
	4,882	5,056	10,625	8,209	37,508

Other income:
Interest income	-	-	-	-	2
Total other income	-	-	-	-	2

(Loss) before provision for taxes	(4,675)	(5,056)	(10,418)	(8,209)	(37,299)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(4,675)	$(5,056)	$(10,418)	$(8,209)	$(37,299)

Weighted average number of
common shares outstanding - basic and fully diluted	3,630,000	3,210,440	3,630,000	3,006,354

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		April 21, 1999 (Inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(10,418)	$(8,209)	$(37,299)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,000
Depreciation	241	-	373
Changes in operating assets and liabilities:
(Increase) in inventory	(3,044)	-	(3,044)
Net cash (used) by operating activities	(13,221)	(8,209)	(38,970)

Cash flows from investing activities
Purchase of fixed assets	(836)	-	(2,824)
Net cash (used) by investing activities	(836)	-	(2,824)

Cash flows from financing activities
Issuance of common stock	-	41,500	51,500
Net cash provided by financing activities	-	41,500	51,500

Net increase (decrease) in cash	(14,057)	33,291	9,706
Cash - beginning	23,763	1,164	-
Cash - ending	$9,706	$34,455	$9,706

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	2,000,000

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-SB registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company has had no operations and is considered a development stage company.  The business of the Company is to market a private-label bio-degradable product line.  Since inception, the Company's operations have been limited primarily to startup and development activities, which include the following:

1.

Formation of the Company and obtaining start-up capital;

2.

Obtaining capital through sales of its common stock;

3.

Developing its corporate hierarchy, including naming directors to the board, appointing executive officers and setting forth a business plan;

4.

Identifying and contacting suppliers of bio-degradable cleaning products;

5.

Purchasing inventory for sale; and

6.

Establishing a website.

On January 21, 2005, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares with a par value of $0.001.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($37,299) for the period from April 21, 1999 (inception) to June 30, 2005, and had sales of $413.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of June 30, 2005 consisted of the following:

June 30, 2005

Computer equipment	$ 2,451

Accumulated depreciation	(373)

Fixed assets, net of depreciation	$ 2,078

Depreciation expense totaled $241 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Note 5 - Commitments and contingencies

Leases:

Rent expense for warehouse space totaled $1,800 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Note 6 - Related party transactions

Office services are provided without charge by a director and shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Alchemy Enterprises, Ltd.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion

We were incorporated in the State of Nevada on April 21, 1999.  We are a startup company with no operations and no employees.  Our efforts have focused primarily on the development and implementation of our business plan.  At the time of incorporation, we had limited to no operations and no funds with which to finance our operations.  In consideration of this dilemma, our former sole officer and director sought investment from third-parties.  As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.

In May 1999, we issued 2,000 shares of our common stock to John Yamada, our former sole officer and director, in exchange for services performed valued at $1,000.  Adjusted for a 1000-for-1 forward split that occurred on October 29, 2002, the amount of common stock issued to Mr. Yamada was the equivalent of 2,000,000 shares.

2.

In August 2002, we issued 400,000 split-adjusted shares of our common stock to Lynn-Cole Capital Corporation for cash in the amount of $5,000 for investment purpose.  Lynn-Cole Capital is a personal S-Corporation established for personal tax purposes.  Lynn-Cole is 100% owned by Victoria Quiel, who has been a personal acquaintance of Mr. Yamada for over 10 years.

3.

On July 15, 2003, we issued 400,000 split-adjusted shares to Harold W. Sciotto, our current sole officer and director for cash in the amount of $5,000.

4.

On May 17, 2004, we sold an aggregate of 830,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 30 individuals, one of which was Mr. Sciotto, for cash in the amount of $41,500.  Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, establishing our corporate hierarchy and initiated the process of identifying suppliers of bio-degradable cleaning products for potential private-labeling.

In the three and six months ended June 30, 2005, we generated $413 in revenues and incurred cost of goods sold in the amount of $206, resulting in a gross profit of $207.  In the year ago three and six months ended June 30, 2004, we did not generate any revenues, and thus had no gross profit.  During the period from our inception on April 21, 1999 to June 30, 2005, we realized $207 in gross profit on $413 in revenues less cost of goods sold of $206.

Expenses for the quarter ended June 30, 2005 were $4,882 which consisted primarily of general and administrative expenses of $4,741 and depreciation expense of $141.  In the comparable year ago quarter, we incurred $5,056 in total expenses, which was solely attributable to general and administrative expenses.  For the six month period ended June 30, 2005, our total expenses were $10,625, to which general and administrative expenses contributed $10,384 and depreciation was $241.  In comparison, for the six months ended June 30, 2004, our total expenses were $8,209, consisting solely of general and administrative expenses.  Since our inception, we accumulated $37,508 in total expenses, $37,135 of which is due to general and administrative expenses and $373 of which were depreciation expenses.

For the quarter ended June 30, 2005, we incurred a net loss of $4,675, as compared to $5,056 during the quarter ended June 30, 2004.  During the six months ended June 30, 2005, our net loss totaled $10,418, whereas our net loss for the six months ended June 30, 2004 was $8,209.  After consideration for $2 in interest income, we incurred a cumulative net loss of $37,299 since our inception.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

We have inventory of $3,044 as of June 30, 2005, which we believe we can sell to generate cash flows to maintain our business operations.  Generating sales in the next six to 12 months is important to continue as a going concern.  However, we cannot guarantee that we will generate such growth.  As of June 30, 2005, we had $9,706 in cash on hand, which we believe will be sufficient to continue our operations for the next nine months.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

On December 1, 2004, our founder, John Yamada, resigned as our sole officer and director.  The loss of our sole employee, who also serves as our sole officer and only director, could force us to go out of business.  Mr. Yamada was previously employed by Ecolab, a company in a similar line of business as the company, from 1990 to 2002, when he relinquished his position with Ecolab.  However, in 2004, Mr. Yamada resumed his employment with Ecolab and was forced to terminate his relationship with Alchemy Enterprises.  In an effort to find a replacement for himself and to preserve continuity of control in the wake of his resignation as the sole officer and director of Alchemy, Mr. Yamada contacted Harold Sciotto, a beneficial owner of our common stock, regarding assuming control of our company in light of the conflict of interest arising from Mr. Yamada's employment with Ecolab.  Mr. Sciotto was resultantly appointed as our new sole officer and director.  Mr. Sciotto subsequently purchased 2,000,000 shares of common stock owned by Mr. Yamada in a private transaction.

Our sole officer and director does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not consider ourselves a "blank check company," as the term is defined in Regulation C, Rule 419, and we do not intend to engage in a merger with or effect an acquisition of another company in the foreseeable future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by one individual.  We plan to outsource the production of our products, thus our sole officer and director's responsibilities are mainly administrative.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

We have no plans to perform any product research and development in the near term.  We do not manufacture any products.  There are no expected purchases of plant or significant equipment.  Also, there are no plans to hire additional personnel in the near term.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed April 21, 1999 *

(b) Certificate of Amendment to Articles of Incorporation filed October 29, 2002 *

(c) Certificate of Amendment to Articles of Incorporation filed January 21, 2005 *

(b) By-Laws adopted May 1, 1999 *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form 10-SB previously filed with the SEC on March 3, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Harold W. Sciotto	President and	August 12, 2005
Harold W. Sciotto	Chief Executive Officer