Form 10QSB
period 2005-03-31
ALCHEMY ENTERPRISES, LTD.
filed 2005-08-23
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50983

ALCHEMY ENTERPRISES, LTD.
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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2005
Assets

Current assets:
Cash	$14,869
Inventory	3,250
Total current assets	18,119

Fixed assets, net	1,757

$19,876

Liabilities and Stockholders' Equity

Current liabilities	$-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,630,000 shares issued and outstanding	3,630
Additional paid-in capital	48,870
(Deficit) accumulated during development stage	(32,624)
19,876

$19,876

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2005	2004	March 31, 2005

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	5,644	3,154	31,394
General and administrative expenses-related party	-	-	1,000
Depreciation	99	-	232
Total expenses	5,743	3,154	32,626

Other income:
Interest income	-	-	2
Total other income	-	-	2

(Loss) before provision for income taxes	(5,743)	(3,154)	(32,624)

Provision for income taxes	-	-	-

Net (loss)	$(5,743)	$(3,154)	$(32,624)

Weighted average number of
common shares outstanding - basic and fully diluted	3,630,000	2,800,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

Three Months Ended		April 21, 1999
March 31,		(Inception) to
2005	2004	March 31, 2005

Cash flows from operating activities
Net (loss)	$(5,743)	$(3,154)	$(32,624)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,000
Depreciation	99	-	232
Changes in operating assets and liabilities:
(Increase) in inventory	(3,250)	-	(3,250)
Increase in accounts payable	-	2,149	-
Net cash (used) by operating activities	(8,894)	(1,005)	(34,642)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,989)
Net cash (used) by investing activities	-	-	(1,989)

Cash flows from financing activities
Issuance of common stock	-	-	51,500
Net cash provided by financing activities	-	-	51,500

Net increase (decrease) in cash	(8,894)	(1,005)	14,869
Cash - beginning	23,763	1,164	-
Cash - ending	$14,869	$159	$14,869

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	2,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-SB registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($32,374) for the period from April 21, 1999 (inception) to March 31, 2005, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of March 31, 2005 consisted of the following:

Computer equipment	$ 1,989
Accumulated depreciation	(232)
$ 1,757

Note 5 - Commitments and contingencies

Leases:

The Company leases warehouse space in Mesa, Arizona.  Future minimum lease payments as of March 31, 2005 are as follows:

Year	Amount
2005	$ 2,700

Rent expense for warehouse space for the three months ended March 31, 2005 amounted to $900.

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

Management's Discussion

We were incorporated in the State of Nevada on April 21, 1999.  We are a startup company with no operations and no employees.  In our initial operating period from inception to March 31, 2005, we generated no revenues while incurring $32,626 in expenses.  After consideration for $2 in interest income, this resulted in a cumulative net loss of $32,624 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.

Formation of the company and obtaining start-up capital;

2.

Obtaining capital through sales of our common stock;

3.

Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;

4.

Identifying and contacting suppliers of bio-degradable cleaning products;

5.

Establishing a website at http://www.allchemy.cc/index.htm;

6.

Purchasing inventory; and

7.

Leasing warehouse space.

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

Generating sales in the next six to 12 months is important to support our business.  However, we cannot guarantee that we will generate such growth.  As of March 31, 2005, we had $14,869 in cash on hand, which we believe will be sufficient to continue our operations for the next nine to 12 month.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We did not generate any revenues since our inception.  Expenses for the quarter ended March 31, 2005 were $5,743, which consisted primarily of general and administrative expenses of $5,644 and depreciation expense of $99.  In the comparable year ago quarter, we incurred $3,154 in total expenses, which was solely attributable to general and administrative expenses.  Since our inception, we accumulated $32,626 in total expenses, $32,394 of which is due to general and administrative expenses and $232 of which were depreciation expenses.

For the quarter ended March 31, 2005, we incurred a net loss of $5,743, as compared to $3,154 during the quarter ended March 31, 2004.  After consideration for $2 in interest income, we incurred a cumulative net loss of $32,624 since our inception.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

We have inventory of $3,250 as of March 31, 2005, which we believe we can sell to generate cash flows to maintain our business operations.  Generating sales in the next six to 12 months is important to continue as a going concern.  However, we cannot guarantee that we will generate such growth.  As of March 31, 2005, we had $14,869 in cash on hand, which we believe will be sufficient to continue our operations for the next nine months.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Harold W. Sciotto	President and	August 22, 2005
Harold W. Sciotto	Chief Executive Officer