Form 10QSB/A
period 2005-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2005-08-23
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

Six Months Ended		April 21, 1999
June 30,		(Inception) to
2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(10,418)	$(8,209)	$(37,299)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,000
Depreciation	241	-	373
Changes in operating assets and liabilities:
(Increase) in inventory	(3,044)	-	(3,044)
Net cash (used) by operating activities	(13,221)	(8,209)	(38,970)

Cash flows from investing activities
Purchase of fixed assets	(836)	-	(2,824)
Net cash (used) by investing activities	(836)	-	(2,824)

Cash flows from financing activities
Issuance of common stock	-	41,500	51,500
Net cash provided by financing activities	-	41,500	51,500

Net increase (decrease) in cash	(14,057)	33,291	9,706
Cash - beginning	23,763	1,164	-
Cash - ending	$9,706	$34,455	$9,706

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	2,000,000

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

Management's Discussion

We were incorporated in the State of Nevada on April 21, 1999.  We are a startup company with limited operations and no employees.  In our initial operating period from inception to June 30, 2005, we generated revenues of $413, while incurring $37,714 in expenses.  After consideration for $2 in interest income, this resulted in a cumulative net loss of $37,299 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.

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