Form 10QSB/A
period 2005-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2005-09-26
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of June 30, 2005 consisted of the following:

June 30, 2005

Computer equipment	$ 2,824

Accumulated depreciation	(373)

Fixed assets, net of depreciation	$ 2,451

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Harold W. Sciotto	President and	September 23, 2005
Harold W. Sciotto	Chief Executive Officer