Form 10QSB/A
period 2005-03-31
ALCHEMY ENTERPRISES, LTD.
filed 2005-11-10
CIK 1301206

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

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Management's Discussion and Plan of Operation	9
Controls and Procedures	11
PART II - OTHER INFORMATION	13
Exhibits and Reports on Form 8-K	13
SIGNATURES	14

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Harold W. Sciotto	President and	November 7, 2005
Harold W. Sciotto	Chief Executive Officer