Form 10QSB/A
period 2005-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2005-11-10
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Management's Discussion and Plan of Operation	9
Controls and Procedures	12
PART II - OTHER INFORMATION	13
Exhibits and Reports on Form 8-K	13
SIGNATURES	14

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