Form 10QSB
period 2005-09-30
ALCHEMY ENTERPRISES, LTD.
filed 2005-11-10
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Management's Discussion and Plan of Operation	9
Controls and Procedures	11
PART II - OTHER INFORMATION	12
Exhibits and Reports on Form 8-K	12
SIGNATURES	13

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2005
Assets

Current assets:
Cash	$7,346
Inventory	2,991
Total current assets	10,337

Fixed assets, net	2,310

$12,647

Liabilities and Stockholders' Equity

Current liabilities:	$-

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,630,000 shares issued and outstanding	3,630
Additional paid-in capital	48,870
(Deficit) accumulated during development stage	(39,853)
12,647

$12,647

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		March 1, 2001
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenue	$127	$-	$539	$-	$539
Cost of goods sold	53	-	259	-	259

Gross profit	74	-	280	-	280

Expenses:
General and administrative expenses	2,487	5,626	12,870	13,835	38,620
General and administrative expenses - related party	-	-	-	-	1,000
Depreciation	141	33	382	33	515
Total expenses	2,628	5,659	13,252	13,868	40,135

Other income:
Interest income	-	-	-	-	2
Total other income	-	-	-	-	2

(Loss) before provision for taxes	(2,554)	(5,659)	(12,972)	(13,868)	(39,853)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,554)	$(5,659)	$(12,972)	$(13,868)	$(39,853)

Weighted average number of
common shares outstanding - basic and fully diluted	3,630,000	3,630,000	3,630,000	3,216,520

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended		March 1, 2001
	September 30,		(Inception) to
	2005	2004	September 30, 2005
Cash flows from operating activities
Net (loss)	$(12,972)	$(13,868)	$(39,853)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,000
Accumulated depreciation	382	33	515
Changes in operating assets and liabilities:
(Increase) in inventory	(2,991)	-	(2,991)
Net cash (used) by operating activities	(15,581)	(13,835)	(41,329)

Cash flows from investing activities
Purchase of fixed assets	(836)	(1,989)	(2,825)
Net cash (used) by investing activities	(836)	(1,989)	(2,825)

Cash flows from financing activities
Issuances of common stock	-	41,500	51,500
Net cash provided by financing activities	-	41,500	51,500

Net (decrease) increase in cash	(16,417)	25,676	7,346
Cash - beginning	23,763	1,164	-
Cash - ending	$7,346	$26,840	$7,346

Supplemental disclosures;
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	2,000,000

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

(Unaudited)

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($39,853) for the period from April 21, 1999 (inception) to September 30, 2005, and had sales of $539.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets as of September 30, 2005 consisted of the following:

September 30, 2005

Computer equipment	$ 2,825

Accumulated depreciation	(515)

Fixed assets, net of depreciation	$ 2,310

Depreciation expense totaled $382 and $33 for the nine months ended September 30, 2005 and 2004, respectively.

Note 5 - Commitments and contingencies

Leases

Rent expense for warehouse space totaled $2,700 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

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

Management's Discussion

We were incorporated in the State of Nevada on April 21, 1999.  We are a startup company with limited operations and no employees.  In our initial operating period from inception to September 30, 2005, we generated revenues of $539, while incurring $40,135 in expenses.  After consideration for $2 in interest income, this resulted in a cumulative net loss of $39,853 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.

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

4.    Establishing relationships with suppliers of bio-degradable cleaning products;

5.    Establishing a website at http://www.allchemy.cc/index.htm;

6.    Purchasing an inventory of private-label products; and

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

In the three months ended September 30, 2005, we generated $127 in revenues and incurred cost of goods sold in the amount of $53, resulting in a gross profit of $74.  In the year ago three months ended September 30, 2004, we did not generate any revenues, and thus had no gross profit.  During the year-to-date nine month period ended September 30, 2005, we generated $539 in revenues and incurred cost of goods sold of $259, which resulted in a gross profit of $280.  For the prior nine month period ended September 30, 2004, we did not generate any revenues and incurred no cost of goods sold.  During the period from our inception on April 21, 1999 to September 30, 2005, we realized $280 in gross profit on $539 in revenues less cost of goods sold of $259.

Expenses for the quarter ended September 30, 2005 were $2,628 which consisted primarily of general and administrative expenses of $2,487 and depreciation expense of $141.  In the comparable year ago quarter, we incurred $5,626 in general and administrative expenses, as well as $33 in depreciation expense, for aggregate expenses of $5,659.  For the nine month period ended September 30, 2005, our total expenses were $13,252, to which general and administrative expenses contributed $12,870 and depreciation was $382.  In comparison, for the nine months ended September 30, 2004, our total expenses were $13,868, consisting of $13,835 in general and administrative expenses and $33 in depreciation.  Since our inception, we accumulated $40,135 in total expenses, $39,620 of which is due to general and administrative expenses and $515 of which were depreciation expenses.

For the quarter ended September 30, 2005, we incurred a net loss of $2,554, as compared to $5,659 during the quarter ended September 30, 2004.  During the nine months ended September 30, 2005, our net loss totaled $12,972, whereas our net loss for the nine months ended September 30, 2004 was $13,868.  After consideration for $2 in interest income, we incurred a cumulative net loss of $39,853 since our inception.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.  We have yet to commence our planned principal operations.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

We have inventory of $2,991 as of September 30, 2005, which we believe we can sell to generate cash flows to maintain our business operations.  Generating sales in the next six to 12 months is important to continue as a going concern.  However, we cannot guarantee that we will generate such growth.  As of September 30, 2005, we had $7,346 of cash on hand, which we believe will be sufficient to continue our operations for at least the next six to nine months.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Harold W. Sciotto	President and	November 8, 2005
Harold W. Sciotto	Chief Executive Officer