Form 10KSB
period 2005-12-31
ALCHEMY ENTERPRISES, LTD.
filed 2006-02-14
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50983

ALCHEMY ENTERPRISES, LTD.
(Name of small business issuer in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2812 N. Gallatin Mesa, AZ	85215
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 985-0749

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	[ ]

The issuer’s revenue for its most recent fiscal year was $851.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “AHMY.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $41,500 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 3,630,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]	No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, AHMY’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on April 21, 1999. We are a startup company with limited operations and no employees. In our initial operating period from inception to December 31, 2005, we generated revenues of $851 and recognized interest income of $2, while incurring $506 in cost of goods sold and $42,612 in expenses. This resulted in a cumulative net loss of $42,265 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Establishing relationships with suppliers of bio-degradable cleaning products;
5.	Establishing a website at http://www.alchemy.bz;
6.	Purchasing an inventory of private-label products; and
7.	Leasing warehouse space.

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

2.

In August 2002, we issued 400,000 split-adjusted shares of our common stock to Lynn-Cole Capital Corporation for cash in the amount of $5,000 for investment purposes. Lynn-Cole Capital is a personal S-Corporation established for personal tax purposes. Lynn-Cole is 100% owned by Victoria Quiel, who has been a personal acquaintance of Mr. Yamada for over 10 years.

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

On December 1, 2004, our founder, John Yamada, resigned as our sole officer and director. The loss of our sole employee, who also serves as our sole officer and only director, could force us to go out of business. Mr. Yamada was previously employed by Ecolab, a company in a similar line of business as the company, from 1990 to 2002, when he relinquished his position with Ecolab. However, in 2004, Mr. Yamada resumed his employment with Ecolab and was forced to terminate his relationship with Alchemy Enterprises. In an effort to find a replacement for himself and to preserve continuity of control in the wake of his resignation as the sole officer and director of Alchemy, Mr. Yamada contacted Harold Sciotto, a beneficial owner of our common stock, regarding assuming control of our company in light of the conflict of interest arising from Mr. Yamada’s employment with Ecolab. Mr. Sciotto was resultantly appointed as our new sole officer and director. Mr. Sciotto subsequently purchased 2,000,000 shares of common stock owned by Mr. Yamada in a private transaction.

As of the date of this Annual Report, Alchemy Enterprises, Ltd. is a company with minimal revenue or substantive operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.

Our administrative office is located at 3812 N. Gallatin, Mesa, Arizona 85215, telephone (480) 985-0749.

AHMY’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Alchemy intends to market a private-label bio-degradable product line, which will consist of a wide variety of chemical products for all types of applications. We do not intend to produce any products in-house. We plan to purchase chemicals from third-party suppliers or manufacturers and label them for resale under our corporate name.

Since our inception, we contacted four chemical companies: Alconox (White Plains, NY), Casco Products Company (Brookhaven, MS), AlfaKleen Chemical Laboratories (Costa Mesa, CA), and Uline (Waukegan, IL). Three companies, Alconox, Uline and AlfaKleen, responded to our correspondence. We ordered samples from each of these three companies. Subsequently, we placed an order with AlfaKleen to private label ten different cleaning products suitable for each of the four product segments listed above. AlfaKleen claims that the products we plan to private-label are safe for daily use and the environment and that their products are sanctioned as environmentally safe by the United States Department of Agriculture, Food and Drug Administration and GreenSeal.

Our private-label product line is intended to include detergents, degreasers, cleansers, bleaches and solvents. In particular, Alchemy plans to focus on the following product segments:

1.

Institutional products, programs and services for the foodservice and hospitality industries, including ware washing, on-premise laundry, housekeeping, water filtration and conditioning, specialty kitchen and laundry products, kitchen exhaust cleaning, rooftop grease containment and pool and spa management.

2.	Cleaning and sanitizing products, services and training programs for the quick-service restaurant, convenience store and food retail markets.

3.	Cleaning and sanitizing products, equipment, systems, and services for the agribusiness, beverage, brewery, pharmaceutical, dairy and food processing industries.

4.	Professional line of products for janitorial cleaning and infection prevention products, programs and systems for the commercial, industrial and healthcare markets.

Distribution Methods of the Products

Initially, we will target local restaurants, healthcare facilities, hotel chains, correctional facilities and janitorial supply houses in the State of Arizona. In particular, Alchemy plans to aim its marketing efforts at property owners, facilities maintenance professionals, wholesale distributors and laundry supply and repair companies. We do not intend to market our products to individuals.

We believe personal relationships can cultivate business sales. We intend to sell our merchandise directly to commercial users. Initially, our sole officer and director will perform all sales functions, for which he will not receive remuneration as a direct result of. To date, we have not engaged in any sales activities. We will evaluate the need to engage sales representatives to sell our products as our business expands, of which there can be no assurance.

The Internet lends itself well to the distribution of chemical products due to its ability to provide information and purchasing capabilities. We have established a web site at www.alchemy.bz. The site provides general corporate information to devote significant efforts to the investigation of new locations, utilizing a variety of techniques.

Status of any announced new product or service

In January 2005, we purchased private-label bio-degradable chemical cleaning products from AlfaKleen Chemical Laboratories. These products are currently in our warehouse and are ready for distribution. Specifically, the products we have in stock are as follows:

1.	Laundry Magic - laundry detergent

2.	Orange Magic - all-purpose citrus cleaner

3.	Citrus Magic - heavy-duty citrus degreaser

4.	Concrete Magic - concrete cleaner

5.	Carpet Magic - carpet cleaner

6.	Sani-Magic - sanitizer and cleaner

7.	Blue Magic – toilet bowl cleaner

8.	Glass Magic - glass cleaner

9.	Hand Magic - citrus hand soap

10.	Scale Magic - scale removing compound

Industry background and competition

The U.S. market for janitorial and housekeeping cleaning products is diverse and rapidly changing. The leading chemical cleaning product players are emphasizing core brands, select product launches and expansion in offshore markets to maintain growth. However, the U.S. is still the largest market for cleaning chemicals.

Alchemy’s largest competitor is Ecolab, Inc. - a leading global developer and marketer of premium cleaning, sanitizing, pest elimination, and maintenance and repair products and services for the hospitality, institutional and industrial markets. Headquartered in St. Paul, MN, Ecolab reaches customers in North America, Europe, Asia Pacific, Latin America, the Middle East and Africa. On the local scale, there are many small janitorial supply distributors selling private label products. Many of these companies are family-owned and run and use direct sales approaches to reach customers.

In this dynamic and highly competitive industry, product quality and selection are important but insufficient to gain competitive advantage. We believe that the principal competitive factors pervading in the market include:

1.	Quality of service,
2.	Client relationships and

3.	Reliability and reputation.

Our competitors have longer operating histories, longer client relationships and greater financial, management, sales, marketing and other resources than we do. Competition depends to a large extent on clients’ perception of the quality and effectiveness of our private-labeled merchandise and those of our competitors. To the extent we lose clients to our competitors because of dissatisfaction

Sources and availability of raw materials and the names of principal suppliers

Alchemy will not procure any raw materials, nor will we produce any of the chemical products we intend to sell. Our plan is to develop a private label line of products through chemical manufacturing companies. Alchemy has ordered products

Effect of existing or probable government regulations

We have no intention of marketing products that may be considered hazardous or poisonous. The products we intend to private-label are claimed to be safe for daily use and the environment. Additionally, these products have been determined as environmentally safe by the United States Department of Agriculture, Food and Drug Administration and and GreenSeal. While we plan to take all commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our business. Among the risks are costs associated with managing potentially hazardous substances, waste disposal, fines and penalties if we were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations.

In particular, certain phosphate legislation may have an impact on our planned operations. Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products containing phosphorous. The primary thrust of such laws and regulations is to regulate the phosphorous content of home laundry detergents, a market not served by us. Three types of legislative restrictions are common:

1.	Labeling of phosphorous content,

2.	Percentage limitation on the amount of phosphorous permitted, and

3.	A ban on the use of phosphorous in certain products or in products sold for a particular purpose.

Costs and effects of compliance with environmental laws

Alchemy does not anticipate bearing any direct costs of compliance with environmental laws

Employees

Alchemy presently has no employees. Instead, we presently rely on the efforts of our sole director and executive officer, Mr. Sciotto. We believe that our operations are currently on a small

Reports to Security Holders

(1)	Alchemy will furnish shareholders with annual financial reports certified by Alchemy’s independent accountants.

(2)

Alchemy is a reporting issuer with the Securities and Exchange Commission. Alchemy files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials Alchemy files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Investors May Lose Their Entire Investment If AHMY Fails To Commence Its Planned Operations.

Alchemy was formed on April 21, 1999. We have little, if any, operating history on which to evaluate our business and our prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee you that we will be successful in accomplishing its objective.

We May Not Be Able To Attain Profitability Without Additional Funding, Which May Be Unavailable.

We have limited capital resources. To date, we have funded our operations from the sale of equity securities and have not generated positive cash flows from operations. No alternative sources of funds are available to us in the event we are unable to generate cash inflows from operations. Unless we begin to generate sufficient revenues from distributing chemical products to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available.

Our Independent Registered Public Accountants Have Qualified Their Report To Express Substantial Doubt About Our Company’s Ability To Continue As A Going Concern.

We have yet to commence our planned operations. As of the date of this Annual Report, we have had only limited start-up operations and generated minimal revenues. Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm report to the financial statements included in this annual report. If our business fails, the investors in this offering may face a complete loss of their investment.

If We Fail To Maintain Relationships With Distributors And Manufacturers To Obtain Sufficient Quantities Of Quality Merchandise On Acceptable Commercial Terms, Our Sales And Profitability Could Suffer.

We rely solely on product manufacturers and third-party distributors to supply the products we offer. Our business will be seriously harmed if we are unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Additionally, we may be unable to establish alternative sources of supply for any products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.

Because Of Competitive Pressures From Competitors With More Resources AHMY May Fail To Implement Its Business Model Profitably.

Alchemy enters a highly competitive industry. In general, competition among institutional suppliers of cleaning and sanitation products is based on service, product performance, and price. Alchemy believes it will be able to compete principally by providing superior value. Value is provided by state-of-the-art, environmentally compatible cleaning, sanitation and maintenance products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. However, a significant number of competitors have greater capital and other resources than the Company. There can be no assurance that Alchemy will be able to compete successfully in the future or that competition will not have a material adverse affect on the Company’s results of operations.

Conflicts Of Interest Faced By The Top Management Of AHMY May Jeopardize The Business Continuity Of AHMY.

Our operations depend substantially on the skills and experience of Harold Sciotto. Without employment contracts, we may lose Mr. Sciotto to other pursuits without a sufficient warning and, consequently, go out of business. Mr. Sciotto may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, these two individuals may face a conflict in selecting between AHMY and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Should a Public Trading Market in the Stock of AHMY Fail to Develop or Be Sustained, Investors May Lose Their Entire Investment.

As of this date of this Annual Report, no public market for Alchemy Enterprises, Ltd.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “AHMY”

effective December 8, 2005. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of Alchemy Enterprises, Ltd. fail to develop, investors in Alchemy Enterprises, Ltd.’s common stock may lose their entire investment. In addition, in the event that a viable public trading market for Alchemy Enterprises, Ltd.’s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of the Company’s common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

Failure to Comply with Governmental Permit and Licensing Requirements Could Result in Our Inability to Obtain Such Permits and Licenses, and Changes in These Requirements Could Adversely Affect Us.

Alchemy’s business is subject to various legislative enactments and regulations relating to the protection of the environment. While we plan to take all commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our business. Our management believes these risks are costs associated with managing hazardous substances, waste disposal, fines and penalties if we were found in violation of law, as well as modifications, disruptions or discontinuations of certain operations or types of operations. There can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our financial condition or result of operations.

In particular, certain phosphate legislation may have an immediate impact on Alchemy’s operations. Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous. The primary thrust of such laws and regulations is to regulate the phosphorous content of home laundry detergents, a market not served by us. However, certain of our products may be affected by such laws and regulations, including some commercial laundry and warewashing detergents, cleaners and sanitizers. Three types of legislative restrictions are common:

1.	labeling of phosphorous content,
2.	percentage limitation on the amount of phosphorous permitted, and
3.	a ban on the use of phosphorous in certain products or in products sold for a particular purpose.

ITEM 2. DESCRIPTION OF PROPERTY

We use office space at 3812 N. Gallatin, Mesa, AZ 85215. Mr. Harold Sciotto, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

Additionally, we lease commercial warehouse space from SanAir Products, a non-related third-party, for the storage of our inventory at 5456 E. McDowell Road, Mesa, Arizona 85215. This space measures approximately 250 square feet and costs us $300 per month. The lease agreement expired effective December 31, 2005 and we have since been on a month-to-month arrangement.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Alchemy Enterprises, Ltd. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Alchemy Enterprises, Ltd. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Alchemy Enterprides, Ltd. has been convicted of violating a federal or state securities or commodities law.

Alchemy Enterprises, Ltd. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 20, 2005, there was a vote of security holders to increase the number of $0.001 par value common stock shares the Company is authorized to issue from Twenty-five million to One hundred million.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective December 8, 2005, the Company has been approved for listing on the OTC Bulletin Board under the symbol “AHMY”. As of December 8, 2005, no public market in Alchemy Enterprises, Ltd.’s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. Alchemy Enterprises, Ltd. makes no representation about the value of its common stock.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Alchmey Enterprise, Ltd.;

2.	There is no stock that Alchemy Enterprise, Ltd. has agreed to register for sale; and

3.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, Alchemy Enterprises, Ltd. has 3,630,000 shares of $0.001 par value common stock issued and outstanding held by 31 shareholders of record. Alchemy Enterprises, Ltd.’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Alchemy Enterprises, Ltd. has never declared or paid any cash dividends on its common stock. For the foreseeable future, Alchemy Entrprises, Ltd. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Alchemy Enterprises, Ltd.’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights

(column (a));

2.	The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In May 1999, Alchemy issued 2,000 shares of its $0.001 par value common stock as founders’ shares to John Yamada, the former sole officer and director of Alchemy, for services rendered, valued at $1,000. The services provided by Mr. Yamada were related to the formation and development of our business plan. Adjusted for the 1,000-for-1 forward stock split of October 29, 2002, the amount of common stock issued to John Yamada in May 1999 was equivalent to 2,000,000 shares.

In August 2002 Alchemy issued 400 shares of its Common Stock to Lynn-Cole Capital Corporation, a sophisticated investor, for cash in the amount of $5,000. Adjusted for the 1,000-for-1 forward stock split of October 29, 2002, the amount of common stock issued to Lynn-Cole Capital Corporation in August 2002 was equivalent to 400,000 shares.

On July 15, 2003, Alchemy issued 400,000 shares of its $0.001 par value common stock to Harold W. Sciotto in exchange for cash in the amount of $5,000. Mr. Sciotto, our current sole officer and director, was, at the time of issuance, not an officer or director of Alchemy.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	None of these issuances involved underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

On the basis of the above facts Alchemy claims that the issuances of a total of 2,800,000 (split-adjusted) shares of its Common Stock in May 1999, August 2002, and July 2003 were qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Recent Private Placement

On or about March 1, 2004, the commenced an offering of shares common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada. On May 17, 2004, we completed the offering, whereby we sold 830,000 shares of common stock, par value, at a price of $0.05 per share to 30 investors, of which 29 are unaffiliated shareholders of record and one is our sole officer and director. The 30 non-affiliated, non-accredited shareholders hold 790,000 shares of our common stock. The one affiliated shareholder (Mr. Harold Sciotto) holds 40,000 shares of common stock. The offering was sold for $41,500 in cash. All investors were, at the time of purchase, residents of the State of Nevada.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was underwritten on a best efforts basis. In regards to the offering closed in May 2004, listed below are the factual circumstances which support the availability of Rule 504:

1.

At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, we are not now, nor were we at the time of the offering, considered to be an investment company. Finally, since inception, we have pursued a specific business plan, and continue to do so.

2.

We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In May 2004, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 830,000 shares of our common stock to a total of 30 shareholders. One of these purchasers is our sole officer and director, although at the time of purchase, he was not. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

3.	The aggregate offering price for the offering closed in May 2004 was $41,500, all of which was collected from the offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company’s ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Alchemy Enterprises Ltd.’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for its services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Alchemy Enterprises, Ltd. was incorporated in the State of Nevada on April 21, 1999. To date, AHMY has:

•	Formed the company and obtained start-up capital;
•	Developed our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
•	Established relationships with suppliers of bio-degradable cleaning products;
•	Established a website at http://www.allchemy.cc/;
•	Purchased inventory of private-label products; and
•	Leased warehouse space.

During the year ended December 31, 2005, we generated $851 in revenues, compared to $0 in the year ago period ended December 31, 2004. The realization of sales revenues is attributable to the fact that we initially purchased $2,959 worth of inventory in the year ended December 31, 2005 and did not have any salable inventory during the fiscal year 2004. In our initial operating period from April 21, 1999 (inception) to December 31, 2005, we generated total revenues of $851.

Cost of goods sold during the year ended December 31, 2005 was $506. This resulted in the realization of $345 in gross profit during that period. In contrast, we did not incur any cost of goods sold during the prior year ended December 31, 2004 since we did not have any sales. Therefore, since our inception, we had a total of $506 in cost of goods sold and had a total gross profit of $345.

Total expenses for the year ended December 31, 2005 were $15,729, consisting solely of general and administrative expenses in the amount of $14,941 and $788 in depreciation expense. For the year ended December 31, 2004, we incurred total operating expenses of $17,047, consisting of $16,914 in general and administrative expenses and $133 in depreciation expense. We believe our expenses for the years ended 2004 to 2005 are within a range that we anticipate continuing for the foreseeable future. However, we cannot guarantee that our level of expenditures will not deviate materially from this range and cannot predict the effects of any such deviation. Total expenses since our inception in April 21, 1999 were $42,612, all of which is attributable to general and administrative expenses and depreciation expense.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. For the years ended December 31, 2005 and 2004, our aggregate loss was $15,384 and $17,045, respectively. From the date of our inception to December 31, 2005, we had a retained deficit of $42,265. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.

Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $51,500 in cash from sales of our common stock since our inception. In addition, we issued 2,000,000 (split-adjusted) shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $1,000. Please refer to Part II, Item 5 “Market for Common Equity and Related Stockholder Matters” on page 10 for additional information with regard to these issuances.

We believe that our cash on hand as of December 31, 2005 of $5,878 is not sufficient to continue operations for the next at least 12 months. Additionally, we carry a limited amount of inventory, ($2,453), which could hamper our ability to generate a significant amount of revenues with which to meet our financial obligations. Furthermore, our current cash balance may be insufficient to purchase additional inventory with which to generate sales. Unless we are able to obtain additional capital infusions, we will be forced to cease operations.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Alchemy Enterprises, Ltd.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2005 and 2004

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2005 and 2004,

and

for the period

April 21, 1999 (Date of Inception)

through

December 31, 2005

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Alchemy Enterprises, Ltd. (the “Company”) (a Development Stage Company), as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from April 21, 1999 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alchemy Enterprises, Ltd. (a Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the years then ended, and for the period April 21, 1999 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

February 3, 2005

F1

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Alchemy Enterprises, Ltd. (the “Company”) (a Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alchemy Enterprises, Ltd. (a Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

February 23, 2006

F2

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheets

	December 31,
	2005	2004

Assets

Current assets:
Cash	$5,878	$23,763
Inventory	2,453	—
Total current assets	8,331	23,763

Fixed assets, net	1,904	1,856

	$10,235	$25,619

Liabilities and Stockholders’ Equity

Current liabilities:	$—	$—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,630,000 shares issued and
outstanding as of 12/31/05 and 12/31/04, respectively	3,630	3,630
Additional paid-in capital	48,870	48,870
(Deficit) accumulated during development stage	(42,265)	(26,881)
	$10,235	$25,619

	$10,235	$25,619

The accompanying notes are an integral part of these financial statements.

F3

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

			April 21, 1999
	For the years ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Revenue	$851	$—	$851
Cost of goods sold	506	—	506

Gross Profit	345	—	345

Expenses:
General and administrative expenses	14,941	16,914	40,691
General and administrative expense-related party	—	—	1,000
Depreciation expense	788	133	921
Total expenses	15,729	17,047	42,612

Other income:
Interest income	—	2	2

(Loss) before provision for taxes	(15,384)	(17,045)	(42,265)

Provision for income taxes	—	—	—

Net (loss)	$(15,384)	$(17,045)	$(42,265)

Weighted average number of
common shares outstanding - basic and fully diluted	3,630,000	3,194,842

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F4

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage

May 1999
Founder shares
issued for services	2,000,000	$1,000	$—	$—	$1,000

Net (loss)
April 21, 1999
(Inception) to
December 31, 1999				(1,000)	(1,000)

Balance, December 31, 1999	2,000,000	1,000	—	(1,000)	—

Net (loss)
For the year ended
December 31, 2000				—	—

Balance, December 31, 2000	2,000,000	1,000	—	(1,000)	—

Net (loss)
For the year ended
December 31, 2001				—	—

Balance, December 31, 2001	2,000,000	1,000	—	(1,000)	—

August 2002
Shares issued for cash	400,000	5,000			5,000

October 2002
Recapitalization adjustment		(3,600)	3,600		—

Net (loss)
For the year ended
December 31, 2002				(4,466)	(4,466)

Balance, December 31, 2002	2,400,000	2,400	3,600	(5,466)	534

July 2003
Shares issued for cash	400,000	400	4,600		5,000

Net (loss)
For the year ended
December 31, 2003				(4,370)	(4,370)

Balance, December 31, 2003	2,800,000	2,800	8,200	(9,836)	1,164

May 2004
Issued for cash	830,000	830	40,670		41,500

Net (loss)
For the year ended
December 31, 2004				(17,045)	(17,045)

Balance, December 31, 2004	3,630,000	3,630	48,870	(26,881)	25,619

Net (loss)
For the year ended
December 31, 2005				(15,384)	(15,384)

Balance, December 31, 2005	3,630,000	$3,630	$48,870	$(42,265)	$10,235

The accompanying notes are an integral part of these financial statements.

F5

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

			April 21, 1999
	For the years ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(15,384)	$(17,045)	$(42,265)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	—	—	1,000
Depreciation	788	133	921
Changes in operating assets and liabilities:
(Increase) in inventory	(2,453)	—	(2,453)
Net cash (used) by operating activities	(17,049)	(16,912)	(42,797)

Cash flows from investing activities
Purchase of fixed assets	(836)	(1,989)	(2,825)
Net cash provided (used) in investing activities	(836)	(1,989)	(2,825)

Cash flows from financing activities
Issuances of common stock	—	41,500	51,500
Net cash provided by financing activities	—	41,500	51,500

Net increase in cash	(17,885)	22,599	5,878
Cash – beginning	23,763	1,164	—
Cash – ending	$5,878	$23,763	$5,878

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$—	$—	$1,000
Number of shares issued for services	—	—	2,000,000

The accompanying notes are an integral part of these financial statements.

F6

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada, as Alchemy Enterprises, Ltd. The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company. The Company was initially authorized to issue 25,000 shares of its no par value common stock.

On October 29, 2002, the Company amended its articles of incorporation to increase its authorized capital to 25,000,000 shares with a par value of $0.001. On January 26, 2005, the Company amended its articles of incorporation again, increasing authorized capital to 100,000,000 shares of common stock with a par value of $0.001.

The Company markets a private-label bio-degradable product line, which consists of a wide variety of chemical products for all types of applications.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004, respectively.

Equipment

The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

Computer Equipment	3 years
Electronics Equipment	5 years

Revenue recognition

The Company’s financial statements are prepared under the accrual method of accounting. The Company recognizes revenue primarily from the sale of chemical cleaning products. The Company recognizes revenue from product sales when the products are sold, shipped and title passes to the purchaser. Revenues are recognized in the period the products are sold and costs are recorded in the period incurred, rather than paid. Based on historical data, the Company does not anticipate returns and therefore does not provide an allowance for returns or refunds.

Advertising costs

The Company expenses all costs of advertising as incurred. There were advertising costs in the amount of $291 and $0 included in selling, general and administrative expenses in 2005 and 2004, respectively.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2005 and 2004.

Cost of Goods Sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business. The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $506 and $0 during the years ended December 31, 2005 and 2004.

F7

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2005 and 2004.

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis. The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously written down are sold.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has had little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109 (SFAS #109), “Accounting for Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS #130), “Disclosures About Segments of an Enterprise and Related Information.” The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

F8

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Recent pronouncements

In May 2003, the FASB issued SFAS No. 150 (SFAS #150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS #150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS #150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS #150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS #150 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin No. 105 (SAB #105), “Loan Commitments Accounted for as Derivative Instruments.” This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB #105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB #105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should be applied to existing instruments as appropriate. The Company does not anticipate that SAB #105 will a material impact, if any, on the financial statements.

In September 2004, The Emerging Issues Task Force reached a consensus on Issue 04-08 (EITF 04-08), “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings earning per share using the “if converted method,” regardless of whether the market price contingency has been met. EITF 04-08 is effective for all periods ending after December 15, 2004 and includes retroactive adjustments to historically reported diluted earning per share. In management’s opinion, the adoption of EITF 04-08 does not currently have an impact on the Company’s operating results or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS #153), “Exchanges of Non-Monetary Assets, an Amendment of Accounting Principle Board (APB) No. 29.” This statement amends APB Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB 29 included certain exceptions to this principle. However, SFAS #153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS #153 has not made a material impact on the Company’s financial statement presentation or its disclosures.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (SFAS #123R), “Share-Based Payments.” SFAS #123R replaced Statement of Financial Accounting Standards No. 123 (SFAS #123), “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In March 2005, the U.S. Securities and Exchange Commission ( “SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS #123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS #123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS #123R required public companies to apply SFAS #123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS #123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005.

F9

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

SFAS #123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. It requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS #123R also allows companies to adopt SFAS #123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS #123. The Company has adopted SFAS #123R. It is management’s position that SFAS #123R does not have a material effect on its financial statements and disclosures.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS #154), “Accounting Changes and Error Corrections.” SFAS #154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS #154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS #154 is not expected to have a material impact on the Company’s financial statements and disclosures.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($42,265) for the period from April 21, 1999 (inception) to December 31, 2005, and had sales of $851. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments that might arise from this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 4 – Fixed assets

Fixed assets as of consisted of the following:

	December 31,
	2005	2004
Computer equipment	$ 1,989	$ 1,989
Electronics equipment	836	-0-

Accumulated depreciation	(921)	(133)
	$ 1,904	$ 1,856

During the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $788 and $133, respectively.

F10

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 5 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109), “Accounting for Income Taxes,” which requires use of the liability method. SFAS #109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $42,265 of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2019.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 42,265	$ 17,045
Total deferred tax assets	42,265	17,045

Net deferred tax assets before valuation allowance	42,265	17,045
Less: Valuation allowance	(42,265)	(17,045)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2005	2004
Federal and state statutory rate	$ (14,370)	$ (5,795)
Change in valuation allowance on deferred tax assets	14,370	5,795
	$ -0-	$ -0-

Note 6 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. The company has only one class of stock. All rights and privileges normally associated with stock ownership are vested in that single class of stock.

On October 29, 2002, the Company effected a 1000-for-1 forward stock split of its $0.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split.

On May 1, 1999, the Company issued 2,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $1,000. Due to the forward split of 1000-for-1, the number of shares has been retroactively restated to 2,000,000.

F11

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

On August 13, 2002, the Company issued 400 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000. Due to the forward split of 1000-for-1, the number of shares has been retroactively restated to 400,000.

On July 15, 2003, the Company issued 400,000 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000.

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 830,000 shares of its $0.001 par value common stock in exchange for cash of $41,500.

As of December 31, 2005, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Commitments and contingencies

During the year ended December 31, 2005 and 2004, the Company recorded rent expense of $3,600 and $0, respectively. During January 2006, the Company renegotiated its lease agreement for warehouse space that houses the Company’s inventory. The new agreement is a month-to-month lease at the monthly rate of $300.

Note 9 – Related party transactions

The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 – Concentrations

The Company earns revenues from a limited number of customers in only one geographic region. During the year ended December 31, 2005, one customer represented 100% of the Company’s total sales. There are no arrangements or agreements with this customer to provide ongoing sales of the Company’s products.

Note 11 – Subsequent events

On January 30, 2006, the Company notified its shareholders that certain stockholders holding a majority of the voting power plan to effect a forward split of its issued and outstanding common stock on a 17.6471:1 basis by written consent in lieu of a special meeting, to be effective March 1, 2006 to shareholders of record on February 9, 2006.

F12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Alchemy Enterprises, Ltd.’s Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified. The officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Alchemy Enterprises, Ltd.:

Name	Age	Position

Harold Sciotto	67	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Harold Sciotto has held his office/position since December 1, 2004, and is expected to hold his office/position until the next annual meeting of Alchemy Enterprises, Ltd.’s stockholders.

Harold W. Sciotto, President, Chief Executive Officer, and Director: From June 1964 until his retirement in May 1993, Sears Roebuck & Company employed Mr. Sciotto in various sales and management positions. These positions encompassed store sales and department management positions, store merchandise manager, district business manager for six states and store manager of three stores in Arizona. His duties included, but were not limited to, sales, advertising, personnel management, financial statements and accounting. Prior to and after retirement through the present, Mr. Sciotto was an independent business consultant to various business ventures, including video sales and rentals, tanning and herbal product sales, hair styling salon, and a fast food service restaurant.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, and 1999 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Harold W. Sciotto	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-

John Yamada	2003	-	-	-	-	-	-	-
President and CEO	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-
	2000	-	-	-	-	-	-	-
	1999	-	-	-	1,000	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2. Each of our directors and executive officers and

3. All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

35

Name and Address of	Shares Beneficially Owned	Percentage of Stock
Beneficial Owner		Outstanding (1)

Harold W. Sciotto	2,400,000	66.12%
3812 North Gallatin
Mesa, AZ 85215

All Officers and	2,400,000	66.12%
Directors as a Group
(1 person)

----------------------

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Alchemy Enterprises, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 21, 1999, Alchemy Enterprises, Ltd. was incorporated in the State of Nevada by Savoy Financial Group, Inc. Savoy Financial is owned and controlled by Mr. Paul Andre. Savoy Financial is our resident agent for service of process in the State of Nevada. Savoy Financial has no direct or indirect material interest in our company. No compensation has been or is expected to be paid to Savoy Financial.

In May 1999, Alchemy issued 2,000 shares of its $0.001 par value common stock as founders’ shares to John Yamada, the former sole officer and director of Alchemy, for services rendered, valued at $1,000. The services provided by Mr. Yamada were related to the formation and development of our business plan. Adjusted for the 1,000-for-1 forward stock split of October 29, 2002, the amount of common stock issued to John Yamada in May 1999 was equivalent to 2,000,000 shares.

On August 13, 2002, Alchemy issued 400 shares of its $0.001 par value common stock to Lynn-Cole Capital Corporation in exchange for cash in the amount of $5,000. Due to the forward split of 1,000-for-1, the number of shares has been retroactively restated to 400,000.

On July 15, 2003, Alchemy issued 400,000 shares of its $0.001 par value common stock to Harold W. Sciotto, our current sole officer and director, in exchange for cash in the amount of $5,000. At the time of this transaction, Mr. Sciotto was not an officer or director of Alchemy.

On May 17, 2004, Alchemy closed an offering of our common stock in accordance with Regulation D, Rule 504, registered in Nevada. Mr. Sciotto, our sole officer and director, purchased 40,000 shares in this offering for a total of $2,000 in cash. At the time of this transaction, Mr. Sciotto was not an officer or director of Alchemy.

On December 1, 2004, John Yamada, our former sole officer and director, sold the 2,000,000 shares of our common stock in his possession to Harold Sciotto, a shareholder and our current sole officer and director. This transaction was a private transaction between Messrs. Yamada and Sciotto, in accordance with Section 4(1) of the Securities Act. The shares were sold in exchange for a note payable in the amount of $50,000. The note is due on demand and bears interest of 10% per annum.

We use office space at 3812 N. Gallatin, Mesa, AZ 85215. Mr. Harold Sciotto, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on April 21, 1999, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on May 1, 1999, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$3,800.00	$3,800.00
Audit-related fees	515.00	493.75
Tax fees	-	240.00
All other fees	-	-

Total fees	$4,315.00	$4,577.75

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Alchemy Enterprises, Ltd.

Signature	Title	Date

/s/ Harold W. Sciotto	Chief Executive Officer, President	February 13, 2006
Harold W. Sciotto	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Alchemy Enterprises, Ltd.

Signature	Title	Date

/s/ Harold W. Sciotto	Chief Executive Officer and	February 13, 2006
Harold W. Sciotto	President

/s/ Harold W. Sciotto	Secretary/Treasurer
Harold W. Sciotto	Chief Financial Officer	February 13, 2006