Form 10QSB
period 2006-03-31
ALCHEMY ENTERPRISES, LTD.
filed 2006-05-15
CIK 1301206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

ALCHEMEY ENTERPRISES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2940 N. 67th Place, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(480) 219-5005
(Registrant’s telephone number, including area code)

3812 N. Gallatin
Mesa, Arizona 85215
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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,630,420

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB previously filed with the Commission on February 14, 2006, and subsequent amendments made thereto.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2006
Assets

Current assets:
Cash	$357,199
Prepaid expenses and current deposits	95,400
Total current assets	452,599

Fixed assets, net	1,762

$454,361

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,500
Accrued interest	4,192
Note payable, net of discount	749,934
Payroll liability	8,075
Total current liabilities	765,701

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares
authorized, 72,630,420 shares issued and outstanding	72,630
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	—
Additional paid-in capital	376,212
(Deficit) accumulated during development stage	(760,182)
(311,340)

$454,361

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenue	$—	$—	$—

Expenses:
Depreciation	141	99	1,063
Executive compensation	23,354	—	23,354
General and administrative expenses	322,815	5,644	363,505
General and administrative expenses – related party	—	—	1,000
Research and development	350,000	—	350,000
Total expenses	696,310	5,743	738,922

Operating loss	(696,310)	(5,743)	(738,922)

Other income:
Interest income	—	—	2
Total other income	—	—	2

Other expenses:
Interest expense	19,218	—	19,218
Total other expenses	19,218	—	19,218

Loss from continuing operations before income taxes	(715,528)	(5,743)	(758,138)

Provision for income taxes	—	—	—

(Loss) from continuing operations	(715,528)	(5,743)	(758,138)

Discontinued operations:
Loss from discontinued operations, net of tax	(2,388)	—	(2,044)
Net loss from discontinued operations	(2,388)	—	(2,044)

Net (loss)	$(717,916)	$(5,743)	$(760,132)

Weighted average number of
common shares outstanding – basic and fully diluted	67,548,590	64,058,973

Net (loss) per share – basic and fully diluted
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.00)	—
	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net (loss)	$(717,916)	$(5,743)	$(760,182)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock compensation – related party	21,250		21,250
Shares issued for services	—	—	1,000
Depreciation	141	99	1,063
Warrants issued with notes payable	26		26
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(3,250)	—
(Increase) in prepaid expenses	(95,400)	—	(95,400)
Increase in accounts payable	3,500	—	3,500
Increase in accrued interest	4,192	—	4,192
Increase in payroll liabilities	8,075	—	8,075
Net cash (used) by operating activities	(773,679)	(8,894)	(816,476)

Cash flows from investing activities
Purchase of fixed assets	—	—	(2,825)
Net cash (used) by investing activities	—	—	(2,825)

Cash flows from financing activities
Proceeds from notes payable	750,000	—	750,000
Issuances of common stock	375,000	—	426,500
Net cash provided by financing activities	1,125,000	—	1,176,500

Net (decrease) increase in cash	351,321	(8,894)	357,199
Cash – beginning	5,878	23,763	—
Cash – ending	$357,199	$14,869	$357,199

Supplemental disclosures;
Interest paid	$15,000	$—	$15,000
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$21,250	$—	$22,250
Number of shares issued for services	425,000	—	2,425,000

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

(Unaudited)

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company has had minimal operations and is considered a development stage company. The former business of the Company was to market a private-label bio-degradable product line. During the three months ended March 31, 2006, the board of directors changed the Company’s focus toward developing an electric power cell technology.

On March 1, 2006, the Company amended its articles of incorporation to increase its authorized capital to 300,000,000 shares of common stock, each with a par value of $0.001, and 200,000,000 shares of preferred stock, each with a par value of $0.001.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($760,182) for the period from April 21, 1999 (inception) to March 31, 2006, and had sales from discontinued operations of $916. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

In the event additional capital is required, the Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 – Fixed assets

Fixed assets as of March 31, 2006 consisted of the following:

Computer equipment	$2,825
Accumulated depreciation	(1,063)
$1,762

Note 5 – Bridge loans

On February 9, 2006, the Company conducted a private offering of debt securities, whereby it raised $750,000 in bridge loan financing from three non-affiliated individuals. The notes are due August 9, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. As of March 31, 2006, the Company recorded interest expense of $4,192.

In connection with the debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $92 was attributed to the value of the note, which amount is being amortized over a period of six months. As of March 31, 2006, a total of $26 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $19,218 and $0 for the three months ended March 31, 2006.

Note 6 – Stockholders’ equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

On March 1, 2006, the Company effected a 17.6471-for-1 forward stock split of its $0.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split.

On February 15, 2006, the Company issued 425,000 shares of its $0.001 par value common stock to an individual who is an officer and director as a bonus valued at $21,250, calculated at the fair market value of $0.05, which is the last offering price per share. Due to the forward split of 17.6471-for-1, the number of shares has been retroactively restated to 7,500,018.

On March 23, 2006, three warrant holders exercised their rights to purchase shares of par value common stock of the Company. As a result, the Company issued an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total proceeds of $375,000. See note 7 for additional discussion on this issue.

As of March 31, 2006, there have been no other issuances of common stock.

Note 7 – Warrants and options

On February 9, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 357,143 shares of common stock of the Company for an aggregate purchase price of $125,000 or $0.35 a share. The aggregate fair value of such warrants totaled $92 based on the Black Schoeles Merton pricing model using the following estimates: 4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months.

On March 23, 2006, all outstanding warrants were exercised and no other warrants or options to acquire additional shares of common stock are outstanding as of March 31, 2006.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 8 – Concentrations

The Company earns revenues from a limited number of customers in only one geographic region. During the three months ended March 31, 2006, one customer represented 100% of the Company’s total sales. There are no arrangements or agreements with this customer to provide ongoing sales of the Company’s products.

Note 9 – Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell. In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt. To date, $350,000 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

On February 15, 2006, the Company entered into a consulting agreement with Universal Power Vehicles Corporation for annual compensation of $200,000. The term of the agreement is three years and may be extended upon agreement by both parties. The Company prepaid one-half of the compensation upon execution of the agreement, with the remaining compensation to be paid monthly beginning August 15. The Company recognized $23,562 as an expense in the three month period ended March 31, 2006 and prepaid services for the unearned portion of $76,438.

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company. The compensation is $120,000 annually. Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as a bonus for services valued at $21,250. The term of the agreement is one year and is automatically renewed annually. The Company paid this individual $10,000 for April 2006 compensation at the end of March, which amount has been recorded as prepaid expenses.

On February 16, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company for annual compensation of $120,000. The term of the agreement is one year and is automatically renewed annually.

On February 23, 2006, the Company entered into a press account contract with a third-party information service for an aggregate of $5,000. The term of the agreement is for a period of three months. As of March 31, 2006, the Company recorded $3,462 in prepaid expenses and expensed $1,538.

On March 1, 2006, the Company entered into a consulting agreement with a third-party consulting company. The term of the agreement is for a period of three months and may be terminated with 30 days written notice from either party. Total compensation is $15,000. During the three months ended March 31, 2006, $5,000 has been recorded as prepaid expenses and $5,000 was expensed.

On March 21, 2006, the Company entered into a lease agreement to rent office space at a rate of $547 per month and requires a refundable deposit of $500, which was paid by the Company during the period ended March 31, 2006. The lease expires March 31, 2007.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 10 – Discontinued Operations

During the three month period ended March 31, 2006, the board of directors changed the Company’s focus from marketing chemical products toward developing an electric power cell technology. As a result of the change in business operations, the Company determined that its existing remaining inventory was not complementary to expected ongoing operations and should be divested.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of its chemical products business as (loss) from discontinued operations. Included in discontinued operations on the accompanying income statement for the three month period ended March 31, 2006 is $34 representing a gross profit on sales and $2,422, representing the amount of an impairment of chemical products in inventory, which were written down as a result of obsolescence. The net effect is a $2,388 loss on discontinued operations.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Alchemy Enterprises, Ltd.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on April 21, 1999, as a marketer of private-label bio-degradable cleaning chemicals. On February 15, 2006, we entered into and closed a Technology Contribution Agreement (“Agreement”) with Howard Foote and Elliot Winfield (“Transferors”), pursuant to which we acquired all of Transferors’ right, title and interest in and to a certain electric power cell technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the “Technology”). Due to a change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects. Resultantly, no comparison will be presented in this report.

Total expenses during the three month period ended March 31, 2006 were $696,310. A material component of total expenses during the current quarter is attributable to $350,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. Under the terms of that Agreement, we agreed to provide up to $1,350,000 of funding to further develop and commercialize the Technology, which will continue to be developed through the California Institute of Technology, Jet Propulsion Laboratory, a federally-funded research and development center for the National Aeronautics and Space Administration, pursuant to an agreement with it, which was assigned to us by the Transferors. In addition to research and development expenses, we also incurred $322,815 in general and administrative expenses, $23,354 in executive compensation and $141 in depreciation. Since our inception on April 21, 1999, we incurred aggregate expenses of $738,922, consisting of $363,505 in general and administrative expenditures, $350,000 in research and development, $23,354 in executive compensation, accumulated depreciation of $1,063 and $1,000 in general and administrative expenses paid to a related party.

Without having realized operating revenues, our operating loss for the period ended March 31, 2006 was $696,310, while our operating loss from our inception to March 31, 2006 was $738,922. We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage. As a result, we do not currently have any revenue generating potential and will not until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance.

Since our inception, we realized total other income of $2, consisting solely of interest income. Additionally, we incurred interest expense in the amount of $19,218 during the three months ended March 31, 2006 and since our inception. After taking other income and expenses into account, our loss from continuing operations was $715,528 during the three months ended March 31, 2006 and $758,138 from our inception to March 31, 2006.

As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the electric power cell technology. As a result of the change in business operations, we determined that our existing remaining inventory was not complementary to expected ongoing operations and should be divested. As discussed in footnote 10 to our financial statements, during the three month period ended March 31, 2006, we recognized a net loss on discontinued operations in the amount of $2,388, consisting of $34 in gross profit on sales and $2,422 in impairment of chemical products in inventory, which were written down as a result of obsolescence. Since our inception to March 31, 2006, we recognized a net loss on discontinued operations in the amount of $2,044, consisting of $378 in gross profit and $2,422 in impairment. Resultantly, our net loss for the three months ended March 31, 2006 was $717,916 and our net loss since inception was $760,182.

As a result of our ongoing losses and lack of revenues from ongoing operations, our independent registered accounting firm has cast doubt upon our ability to continue as a going concern. As of March 31, 2006, we had $357,199 of cash on hand, which we believe will be sufficient to continue our operations for at least the next three to six months. However, if we expect to continue to pursue our business plan and develop our Technology, we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash. There are no formal or informal agreements to attain such financing. During the first quarter of 2006, we conducted a private offering of debt securities, whereby we raised $750,000 in bridge loan financing, due August 9, 2006, and bearing an interest rate of 10.5% calculated annually. Additionally, in connection with the debt offering, each note-holder was issued warrants to purchase shares of our common stock. On March 23, 2006, the warrant holders exercised their rights to purchase common stock. As a result, we issued an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total proceeds of $375,000. We can not assure you that additional financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months. We plan to outsource the research and development and production of our products.

We do not manufacture any products. There are no expected purchases of plant or significant equipment.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

On February 9, 2006, we issued warrants to purchase shares of our common stock to three non-affiliated individuals in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 357,143 shares of common stock for an aggregate purchase price of $125,000 or $0.35 a share. On March 23, 2006, all three warrant holders exercised their rights. As a result, we issued an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total proceeds of $375,000. There are no other warrants or options to acquire additional shares of common stock are outstanding as of March 31, 2006.

On February 15, 2006, we issued 425,000 shares of its $0.001 par value common stock to an individual who is an officer and director as a bonus valued at $21,250, calculated at the fair market value of $0.05, which is the last offering price per share. Due to the forward split of 17.6471-for-1, the number of shares has been retroactively restated to 7,500,018.

Submission of Matters to a Vote of Security Holders

On February 15, 2006, holders of a majority of our common stock, representing a quorum, held a special meeting to approve the Technology Contribution Agreement be and among ACHM, Howard Foote and Elliott Winfield to acquire certain real and intellectual property related to a universal electric power system.

On March 1, 2006, holders of a majority of our common stock, representing a quorum, held a special meeting to effect a 17.6471-for-1 forward stock split of our common stock.

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

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10-SB previously filed with the SEC on March 3, 2005, and subsequent amendments made thereto.

Date of 8-K	Items Disclosed on Form 8-K

February 21	Items 1.01, 2.01, 2.03, 5.02, 9.01

April 11	Items 1.01 and 9.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Jonathan R. Read	President and	May 15, 2006
Jonathan R. Read	Chief Executive Officer