Form 10QSB
period 2006-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2006-08-15
CIK 1301206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,499,986

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

June30,
2006
Assets

Current assets:
Cash	$17,618
Prepaid expenses and current deposits	42,075
Total current assets	59,693

Fixed assets, net	18,612

$78,305

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,425
Accrued interest	23,826
Note payable, net of discount	749,980
Payroll liability	8,001
Total current liabilities	783,232

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares
authorized, 78,499,985 shares issued and outstanding	78,500
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	—
Additional paid-in capital	8,587,733
(Deficit) accumulated during development stage	(9,371,160)
(704,927)

$78,305

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		April 21, 1999
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006
Revenue	$—	$—	$—	$—	$—
Expenses:
Depreciation	1,348	141	1,489	240	2,411
Executive compensation	60,000	—	80,000	—	80,000
Licenses and permits	8,220,487	—	8,220,887	—	8,220,887
General and administrative expenses	259,104	4,741	584,872	10,385	625,563
General and administrative expenses – related party	360	—	360	—	1,360
Research and Development	50,000	—	400,000	—	400,000
Total expenses	8,591,299	4,882	9,287,608	10,625	9,330,221
Operating Loss	(8,591,299)	(4,882)	(9,287,608)	(10,625)	(9,330,221)
Other income
Interest income	—	—	—	—	2
Total other income	—	—	—	—	2
Other expenses:
Interest expense	19,680	—	38,898	—	38,898
Total other expenses	19,680	—	38,898	—	38,898
Loss from continuing operations before income taxes	(8,610,979)	(4,882)	(9,326,506)	(10,625)	(9,369,117)
Provision for income taxes	—	—	—	—	—
(Loss) from continuing operations	(8,610,979)	(4,882)	(9,326,506)	(10,625)	(9,369,117)
Discontinued operations:
(Loss) Gain from discontinued operations, net of tax	—	207	(2,388)	207	(2,043)
Net loss from discontinued operations	—	207	(2,388)	207	(2,043)

Net (loss)	$(8,610,979)	$(4,675)	$(9,328,894)	$(10,418)	$(9,371,160)
Weighted average number of
common shares outstanding – basic and fully diluted	73,855,934	64,058,923	70,902,438	64,058,973
Net (loss) per share – basic and fully diluted
Continuing operations	$(0.13)	$(0.00)	$(0.14)	$(0.00)
Discounted operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.13)	$(0.00)	$(0.14)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended		April 21, 1999
	June 30,		(Inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities
Net (loss)	$(9,328,894)	$(10,418)	$(9,371,160)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock compensation – related party	21,250	—	21,250
Shares issued for services	—	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391
Depreciation	1,489	241	2,411
Warrants issued with notes payable	72	—	72
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(3,044)	—
(Increase) in prepaid expenses	(42,075)	—	(42,075)
Increase in accounts payable	1,425	—	1,425
Increase in accrued interest	23,826	—	23,826
Increase in payroll liabilities	8,001	—	8,001
Net cash (used) by operating activities	(1,095,062)	(13,221)	(1,137,859)

Cash flows from investing activities
Purchase of fixed assets	(18,198)	(836)	(21,023)
Net cash (used) by investing activities	(18,198)	(836)	(21,023)

Cash flows from financing activities
Proceeds from notes payable	750,000	—	750,000
Issuances of common stock	375,000	—	426,500
Net cash provided by financing activities	1,125,000	—	1,176,500

Net (decrease) increase in cash	11,740	(14,057)	17,618
Cash – beginning	5,878	23,763	—
Cash – ending	$17,618	$9,706	$17,618

Supplemental disclosures:
Interest paid	$15,000	$—	$15,000
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$21,250	$—	$22,250
Number of shares issued for services	7,500,018	—	42,794,218
Shares issued for licenses	$8,217,391	$—	$8,217,391
Number of shares issued for licenses	5,869,565	—	5,869,565

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

Note 2 – History and organization of the company

The Company has had minimal operations and is considered a development stage company. The former business of the Company was to market a private-label bio-degradable product line. During the six months ended June 30, 2006, the board of directors changed the Company’s focus toward developing an electric power cell technology.

On March 1, 2006, the Company amended its articles of incorporation to increase its authorized capital to 300,000,000 shares of common stock, each with a par value of $0.001, and 200,000,000 shares of preferred stock, each with a par value of $0.001.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($9,371,160) for the period from April 21, 1999 (inception) to June 30, 2006, and had sales from discontinued operations of $916. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of up to $10,500,000 of common stock of the Company. The private placement is being conducted on a best efforts basis and there can be no assurance that any or all of the securities offered thereby will be sold. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 – Fixed assets

Fixed assets as of June 30, 2006 consisted of the following:

Computer equipment	$21,023
Accumulated depreciation	(2,411)
$18,612

Note 5 – Debt and interest expense

On February 9, 2006, the Company conducted a private offering of debt securities, whereby it raised $750,000 in bridge loan financing from three non-affiliated individuals. The notes are due August 9, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. As of June 30, 2006, the Company recorded interest expense of $38,898.

In connection with the debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $92 was attributed to the value of the note, which amount is being amortized over a period of six months. As of June 30, 2006, a total of $72 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

Interest expense totaled $38,898 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company issued 5,869,565 shares of common stock at a fair market value of $1.40 per share, for an aggregate value of $8,217,391, in exchange for certain intellectual property licenses. See note 8 for additional discussion on this issue.

As of June 30, 2006, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of January 1, 2006, there were no warrants outstanding.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

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

On March 23, 2006, all outstanding warrants were exercised and no other warrants or options to acquire additional shares of common stock are outstanding as of June 30, 2006.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2006 and 2005 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2006	0	$0.00
Granted	1,071,429	$0.35
Exercised	1,071,429	$0.35
Cancelled	0	$0.00
Options exercisable at June 30, 2005	0	$0.00
Options exercisable at June 30, 2006	0	$0.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2006:

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$0.00–$ 0.00	0	0	$0.00
	0	0	$0.00

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$0.00–$ 000	0	$0.00
	0	$0.00

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 8 – Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell. In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt. To date, $400,000 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

On February 15, 2006, the Company entered into a consulting agreement with Universal Power Vehicles Corporation for annual compensation of $200,000. The term of the agreement is three years and may be extended upon agreement by both parties. The Company prepaid one-half of the compensation upon execution of the agreement, with the remaining compensation to be paid monthly beginning August 15. The Company recognized $73,425 as an expense in the six months ended June 30, 2006 and prepaid services for the unearned portion of $26,575.

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company. The compensation is $120,000 annually. Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as a bonus for services valued at $21,250. The term of the agreement is one year and is automatically renewed annually. The Company paid this individual $10,000 for July 2006 compensation at the end of June, which amount has been recorded as prepaid expenses.

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

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 5,869,565 shares of common stock of the Company with a fair market value of $8,217,391. The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009. The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 9 – Discontinued Operations

During the six months ended June 30, 2006, the board of directors changed the Company’s focus from marketing chemical products toward developing an electric power cell technology. As a result of the change in business operations, the Company determined that its existing remaining inventory was not complementary to expected ongoing operations and should be divested.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of its chemical products business as (loss) from discontinued operations. Included in discontinued operations on the accompanying income statement for the six months ended June 30, 2006 is $34 representing a gross profit on sales and $2,422, representing the amount of an impairment of chemical products in inventory, which were written down as a result of obsolescence. The net effect is a $2,388 loss on discontinued operations.

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

Management’s Discussion

We were incorporated in the State of Nevada on April 21, 1999, as a marketer of private-label bio-degradable cleaning chemicals. On February 15, 2006, we entered into and closed a Technology Contribution Agreement with Howard Foote and Elliot Winfield (“Transferors”), pursuant to which we acquired all of Transferors’ right, title and interest in and to a certain electric power cell (“EPC”) technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the “Technology”). As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology. Due to a change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects. Resultantly, no comparison will be presented in this report.

On June 12, 2006, we entered into a License Agreement with California Institute of Technology (“CalTech”), which operates the Jet Propulsion Laboratory (“JPL”), a federally-funded research and development center for the National Aeronautics and Space Administration (“NASA”), whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, entitled “Mechanically-Fed Metal-Air Fuel Cell As A High Energy Power Source” (“Task Plan”), as well as a nonexclusive licensed technology rights developed as a result of the Task Plan. As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391. Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights. The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

In the three and six months ended June 30, 2006, we did not generate any revenues related to our current business objective. Our focus is currently on research and development of the EPC technology. We do not have any marketable products or services that we could sell to generate revenues. Our management cannot predict when, if at all, we will begin to generate revenues.

Total operating expenses during the three month period ended June 30, 2006 were $8,591,299. A material component of total expenses (roughly 96% of total expenditures during the period) is attributable to licenses and permits expenses in the amount of $8,220,487, affected materially by our License Agreement with CalTech, for which we issued $8,217,391 of our common stock. We also expensed $50,000 in research and development costs specifically related to the EPC technology acquired under the Technology Contribution Agreement. Under the terms of that Agreement, we agreed to provide up to $1,350,000 of funding to further develop and commercialize the Technology, which will continue to be developed through CalTech and JPL. In addition to research and development expenses, we also incurred $259,104 in general and administrative expenses, $60,000 in executive compensation, $1,348 in depreciation and $360 in general and administrative expenses paid to a related party.

In the six month period ended June 30, 2006, total expenses were $9,287,608, of which $8,220,887 is attributable to licenses and permits. The remaining components of total operating expenses consisted of $584,872 in general and administrative expenses, $400,000 in research and development costs specifically related to the EPC technology, $80,000 in executive compensation, $1,489 in depreciation and $360 in general and administrative expenses paid to a related party.

Since our inception on April 21, 1999, we incurred aggregate expenses of $9,330,221, consisting of $8,220,887 for licenses and permits, $625,563 in general and administrative expenditures, $400,000 in research and development, $80,000 in executive compensation, accumulated depreciation of $2,411 and $1,360 in general and administrative expenses paid to related parties.

Without having realized operating revenues, our operating loss for the three month period ended June 30, 2006 was $8,591,299. During the six months ended June 30, 2006, our total operating loss was $9,287,608, while our operating loss from our inception to June 30, 2006 was $9,330,221. We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage. As a result, we do not currently have any revenue generating potential and will not until we are able to demonstrate the commercial ability of our Technology effectively, of which there can be no assurance.

Since our inception, we realized total other income of $2, consisting solely of interest income.

Additionally, we incurred interest expense in the amount of $19,680 during the three months ended June 30, 2006, all of which is attributed to a private offering of securities conducted on February 9, 2006, whereby we raised $750,000 in bridge loan financing from three non-affiliated individuals. The notes were due on August 9, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. This note is currently in arrears and an extension is being negotiated, although no such guarantee can be made that any extension will be granted on reasonable terms, if at all. During the six months ended June 30, 2006 and since our inception, we incurred $38,898 in interest expense.

After taking other income and expenses into account, our loss from continuing operations was $8,610,979 during the three months ended June 30, 2006, $9,326,506 during the six months ended June 30, 2006 and $9,369,117 from our inception to June 30, 2006.

As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology and determined that our existing remaining inventory was not complementary to expected ongoing operations and should be divested. As discussed in footnote 9 to our financial statements, “Discontinued Operations,” during the six month period ended June 30, 2006, we recognized a net loss on discontinued operations in the amount of $2,388, consisting of $34 in gross profit on sales and $2,422 in impairment of chemical products in inventory, which were written down as a result of obsolescence. Since our inception to June 30, 2006, we recognized a net loss on discontinued operations in the amount of $2,043, consisting of $379 in gross profit and $2,422 in impairment.

Resultantly, our net loss for the three and six months ended June 30, 2006 was $8,610,979 and $9,328,894, respectively. Our net loss since inception was $9,371,160.

As a result of our ongoing losses and lack of revenues from ongoing operations, our independent registered accounting firm has cast doubt upon our ability to continue as a going concern. As of June 30, 2006, we had $17,618 of cash on hand, which we believe will be insufficient to continue our operations for at least the next three to six months. If we expect to continue to pursue our business plan and develop our EPC Technology, we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash.

During the first quarter of 2006, we conducted a private offering of debt securities, whereby we raised $750,000 in bridge loan financing. Additionally, in connection with the debt offering, each note-holder was issued warrants to purchase shares of our common stock. On March 23, 2006, the warrant holders exercised their rights to purchase common stock for an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total proceeds of $375,000.

On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of up to $10,500,000 of our unregistered common stock, offered solely to accredited investors. The private placement is being conducted on a best efforts basis and there can be no assurance that any or all of the securities offered thereby will be sold.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell.

We are considering the possibility of hiring additional full- or part- time employees over the next 12 months. We are not able to anticipate the number of additional personnel required or the cost of hiring such individuals. We cannot assure you that we will be able to attract qualified and/or experienced professionals, nor that we will be able to employ them on terms favorable to us.

We do not manufacture any products. There are no expected purchases of plant or significant equipment.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Beckstead and Watts, LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2005 Beckstead and Watts, LLP identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

On June 12, 2006, we issued 5,869,565 shares of our common stock, with a fair market value of $1.40 per share, for an aggregate value of $8,217,391, to CalTech pursuant to a License Agreement. As a result of the issuance, CalTech now holds approximately 8% of our issued and outstanding common stock. At the time of the issuance, CalTech had fair access to and all available material information about our company was made available. The shares bear a restrictive transfer legend. The issuance of stock to CalTech was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

(a) Jonathan Read

(b) Harold Sciotto

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10-SB previously filed with the SEC on March 3, 2005, and subsequent amendments made thereto.

Date of 8-K	Items Disclosed on Form 8-K

April 11	Items 1.01 and 9.01

July 12	Items 1.01, 3.02 and 9.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Jonathan R. Read	President and	August 11, 2006
Jonathan R. Read	Chief Executive Officer