Form 10QSB/A
period 2006-06-30
ALCHEMY ENTERPRISES, LTD.
filed 2006-11-08
CIK 1301206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Amendment Number 1 to FORM 10-QSB

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,499,985

3

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

June30,
2006
(RESTATED)
Assets

Current assets:
Cash	$17,618
Prepaid expenses and current deposits	42,075
Total current assets	59,693

Fixed assets, net	18,612

$78,305

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,425
Accrued interest	23,826
Note payable, net of discount	749,980
Payroll liability	16,475
Total current liabilities	791,706

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares
authorized, 78,499,985 shares issued and outstanding	78,500
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	—
Additional paid-in capital	8,587,733
(Deficit) accumulated during development stage	(9,379,634)
(713,401)

$78,305

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		April 21, 1999
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006
	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)	(RESTATED)
Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	1,348	141	1,489	240	2,411
Executive compensation	60,000	—	80,000	—	80,000
Licenses and permits	8,220,487	—	8,220,887	—	8,220,887
General and administrative expenses	267,578	4,741	593,346	10,385	634,038
General and administrative expenses – related party	360	—	360	—	1,360
Research and Development	50,000	—	400,000	—	400,000
Total expenses	8,599,773	4,882	9,296,082	10,625	9,338,695
Operating Loss	(8,599,773)	(4,882)	(9,296,082)	(10,625)	(9,338,695)

Other income
Interest income	—	—	—	—	2
Total other income	—	—	—	—	2

Other expenses:
Interest expense	19,680	—	38,898	—	38,898
Total other expenses	19,680	—	38,898	—	38,898

Loss from continuing operations before income taxes	(8,619,453)	(4,882)	(9,334,980)	(10,625)	(9,377,591)
Provision for income taxes	—	—	—	—	—
(Loss) from continuing operations	(8,619,453)	(4,882)	(9,334,980)	(10,625)	(9,377,591)
Discontinued operations:
(Loss) Gain from discontinued operations, net of tax	—	207	(2,388)	207	(2,043)
Net loss from discontinued operations	—	207	(2,388)	207	(2,043)
Net (loss)	$(8,619,453)	$(4,675)	$(9,337,368)	$(10,418)	$(9,379,634)

Weighted average number of
common shares outstanding – basic and fully diluted	72,630,420	64,058,923	62,942,399	64,058,973

Net (loss) per share – basic and fully diluted
Continuing operations	$(0.12)	$(0.00)	$(0.15)	$(0.00)
Discounted operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.12)	$(0.00)	$(0.15)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended		April 21, 1999
	June 30,		(Inception) to
	2006	2005	June 30, 2006
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(9,337,368)	$(10,418)	$(9,379,634)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock compensation – related party	21,250	—	21,250
Shares issued for services	—	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391
Depreciation	1,489	241	2,411
Warrants issued with notes payable	72	—	72
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(3,044)	—
(Increase) in prepaid expenses	(42,075)	—	(42,075)
Increase in accounts payable	1,425	—	1,425
Increase in accrued interest	23,826	—	23,826
Increase in payroll liabilities	16,475	—	16,475
Net cash (used) by operating activities	(1,095,062)	(13,221)	(1,137,859)

Cash flows from investing activities
Purchase of fixed assets	(18,198)	(836)	(21,023)
Net cash (used) by investing activities	(18,198)	(836)	(21,023)

Cash flows from financing activities
Proceeds from notes payable	750,000	—	750,000
Issuances of common stock	375,000	—	426,500
Net cash provided by financing activities	1,125,000	—	1,176,500

Net (decrease) increase in cash	11,740	(14,057)	17,618
Cash – beginning	5,878	23,763	—
Cash – ending	$17,618	$9,706	$17,618

Supplemental disclosures:
Interest paid	$15,000	$—	$15,000
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$21,250	$—	$22,250
Number of shares issued for services	7,500,018	—	42,794,218
Shares issued for licenses	$8,217,391	$—	$8,217,391
Number of shares issued for licenses	5,869,565	—	5,869,565

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 1 – Restatement of consolidated financial statements

In connection with the preparation of our unaudited financial statements for the three and six month periods ended June 30, 2006, we determined that there were errors in accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the three and six month periods ended June 30, 2006. The restatements are included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1).

These restated consolidated financial statements include adjustments related primarily to the following:

Payroll Tax. The Company has restated its June 30, 2006 financial statements to reflect additional payroll tax liabilities. The resulting payroll expense and addition to payroll liability totaled $8,474 and $8,474 for the three and six months ended June 30, 2006, respectively.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Consolidated Balance Sheets as of June 30, 2006

	As of June 30, 2006
	As
	Previously
	Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$17,618	$—	$17,618
Prepaid expenses and current deposits	42,075	—	42,075
Total current assets	59,693	—	59,693
Fixed assets, net	18,612	—	18,612
	$78,305	$—	$78,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,425	$—	$1,425
Accrued interest	23,826	—	23,826
Note payable, net of discount	749,980	—	749,980
Payroll liability	8,001	8,474	16,475
Total current liabilities	783,232	8,474	791,706
Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares
authorized, 78,499,985 shares issued and outstanding	78,500	—	78,500
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	8,587,733	—	8,587,733
(Deficit) accumulated during development stage	(9,371,160)	(8,474)	(9,379,634)
	(704,927)	(8,474)	(713,401)
	$78,305	$—	$78,305

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 1 – Restatement of consolidated financial statements (Continued)

Consolidated Statements of Operations for the three and six months ended June 30, 2006

	For the three months ended			For the six months ended
	June 30, 2006			June 30, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Revenue	$—	$—	$—	$—		$—

Expenses:
Depreciation	1,348	—	1,348	1,489	—	1,489
Executive compensation	60,000	—	60,000	80,000	—	80,000
Licenses and permits	8,220,487	—	8,220,487	8,220,887	—	8,220,887
General and administrative expenses	259,104	8,474	267,578	584,872	8,474	593,346
General and administrative expenses – related party	360	—	360	360	—	360
Research and Development	50,000	—	50,000	400,000	—	400,000
Total expenses	8,591,299	8,474	8,599,773	9,287,608	8,474	9,296,082
Operating Loss	(8,591,299)	(8,474)	(8,599,773)	(9,287,608)	(8,474)	(9,296,082)
Other income
Interest income	—	—	—	—	—	—
Total other income	—	—	—	—	—	—
Other expenses:
Interest expense	19,680	—	19,680	38,898	—	38,898
Total other expenses	19,680	—	19,680	38,898	—	38,898
Loss from continuing operations before income taxes	(8,610,979)	(8,474)	(8,619,453)	(9,326,506)	(8,474)	(9,334,980)
Provision for income taxes	—	—	—	—	—	—
(Loss) from continuing operations	(8,610,979)	(8,474)	(8,619,453)	(9,326,506)	(8,474)	(9,334,980)
Discontinued operations:
(Loss) Gain from discontinued operations, net of tax	—	—	—	(2,388)	—	(2,388)
Net loss from discontinued operations	—	—	—	(2,388)	—	(2,388)
Net (loss)	$(8,610,979)	$(8,474)	$(8,619,453)	$(9,328,894)	$(8,474)	$(9,337,368)
Weighted average number of
common shares outstanding – basic and fully diluted	73,855,934	—	73,855,934	70,902,438	—	70,902,438
Net (loss) per share – basic and fully diluted
Continuing operations	$(0.13)	$0.01	$(0.12)	$(0.14)	$(0.01)	$(0.15)
Discounted operations	(0.00)	—	(0.00)	(0.00)	—	(0.00)
	$(0.13)	$0.01	$(0.12)	$(0.14)	$(0.01)	$(0.15)

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 1 – Restatement of consolidated financial statements (Continued)

Consolidated Statements of Operations for period from April 21, 1999 (Inception) to June 30, 2006

	April 21, 1999 (Inception) to
	June 30, 2006
	As
	Previously
	Stated	Adjustments	As Restated
Revenue	$—	$—	$—

Expenses:
Depreciation	2,411	—	2,411
Executive compensation	80,000	—	80,000
Licenses and permits	8,220,887	—	8,220,887
General and administrative expenses	625,563	8,474	634,038
General and administrative expenses – related party	1,360	—	1,360
Research and Development	400,000	—	400,000
Total expenses	9,330,221	8,474	9,338,695

Operating Loss	(9,330,221)	(8,474)	(9,338,695)

Other income
Interest income	2	—	2
Total other income	2	—	2

Other expenses:
Interest expense	38,898	—	38,898
Total other expenses	38,898	—	38,898

Loss from continuing operations before income taxes	(9,369,117)	(8,474)	(9,377,591)

Provision for income taxes	—	—	—

(Loss) from continuing operations	(9,369,117)	(8,474)	(9,377,591)

Discontinued operations:
(Loss) Gain from discontinued operations, net of tax	(2,043)	—	(2,043)
Net loss from discontinued operations	(2,043)	—	(2,043)

Net (loss)	$(9,371,160)	$(8,474)	$(9,379,634)

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 1 – Restatement of consolidated financial statements (Continued)

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and for the period from April 21, 1999 (Inception) to June 30, 2006

	For the six months ended			April 21, 1999 (Inception) to
	June 30, 2006			June 30, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(9,328,894)	$(8,474)	$(9,337,368)	$(9,371,160)	$(8,474)	$(9,379,634)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock compensation – related party	21,250	—	21,250	21,250	—	21,250
Shares issued for services	—	—	—	1,000	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391	8,217,391	—	8,217,391
Depreciation	1,489	—	1,489	2,411	—	2,411
Warrants issued with notes payable	72	—	72	72	—	72
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	—	2,453	—	—	—
(Increase) in prepaid expenses	(42,075)	—	(42,075)	(42,075)	—	(42,075)
Increase in accounts payable	1,425	—	1,425	1,425	—	1,425
Increase in accrued interest	23,826	—	23,826	23,826	—	23,826
Increase in payroll liabilities	8,001	8,474	16,475	8,001	8,474	16,475
Net cash (used) by operating activities	(1,095,062)	—	(1,095,062)	(1,137,859)	—	(1,137,860)
Cash flows from investing activities
Purchase of fixed assets	(18,198)	—	(18,198)	(21,023)	—	(21,023)
Net cash (used) by investing activities	(18,198)	—	(18,198)	(21,023)	—	(21,023)
Cash flows from financing activities
Proceeds from notes payable	750,000	—	750,000	750,000	—	750,000
Issuances of common stock	375,000	—	375,000	426,500	—	426,500
Net cash provided by financing activities	1,125,000	—	1,125,000	1,176,500	—	1,176,500
Net (decrease) increase in cash	11,740	—	11,740	17,618	—	17,618
Cash – beginning	5,878	—	5,878	—	—	—
Cash – ending	$17,618	$—	$17,618	$17,618	$—	$17,618
Supplemental disclosures:
Interest paid	$15,000	$—	$15,000	$15,000	$—	$15,000
Income taxes paid	$—	$—	$—	$—	$—	$—
Non-cash transactions:
Shares issued for services	$21,250	$—	$21,250	$22,250	$—	$22,250
Number of shares issued for services	7,500,018	—	7,500,018	42,794,218	—	42,794,218
Shares issued for licenses	$8,217,391	$—	$8,217,391	$8,217,391	$—	$8,217,391
Number of shares issued for licenses	5,869,565	—	5,869,565	5,869,565	—	5,869,565

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 2 – Basis of presentation

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

Note 3 – History and organization of the company

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

Note 4 – Going concern

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 5 – Fixed assets

Fixed assets as of June 30, 2006 consisted of the following:

Computer equipment	$21,023
Accumulated depreciation	(2,411)
$18,612

Note 6 – Debt and interest expense

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

Note 7 – Stockholders’ equity

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 8 – Warrants and options

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

Notes to Restated Financial Statements

(Unaudited)

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

Note 10 – Discontinued Operations

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

Total operating expenses during the three month period ended June 30, 2006 were $8,599,773. A material component of total expenses (roughly 96% of total expenditures during the period) is attributable to licenses and permits expenses in the amount of $8,220,487, affected materially by our License Agreement with CalTech, for which we issued $8,217,391 of our common stock. We also expensed $50,000 in research and development costs specifically related to the EPC technology acquired under the Technology Contribution Agreement. Under the terms of that Agreement, we agreed to provide up to $1,350,000 of funding to further develop and commercialize the Technology, which will continue to be developed through CalTech and JPL. In addition to research and development expenses, we also incurred $267,578 in general and administrative expenses, $60,000 in executive compensation, $1,348 in depreciation and $360 in general and administrative expenses paid to a related party.

In the six month period ended June 30, 2006, total expenses were $9,296,082, of which $8,220,887 is attributable to licenses and permits. The remaining components of total operating expenses consisted of $593,346 in general and administrative expenses, $400,000 in research and development costs specifically related to the EPC technology, $80,000 in executive compensation, $1,489 in depreciation and $360 in general and administrative expenses paid to a related party.

Since our inception on April 21, 1999, we incurred aggregate expenses of $9,338,695, consisting of $8,220,887 for licenses and permits, $634,038 in general and administrative expenditures, $400,000 in research and development, $80,000 in executive compensation, accumulated depreciation of $2,411 and $1,360 in general and administrative expenses paid to related parties.

Without having realized operating revenues, our operating loss for the three month period ended June 30, 2006 was $8,599,773. During the six months ended June 30, 2006, our total operating loss was $9,296,082, while our operating loss from our inception to June 30, 2006 was $9,338,695. We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage. As a result, we do not currently have any revenue generating potential and will not until we are able to demonstrate the commercial ability of our Technology effectively, of which there can be no assurance.

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

After taking other income and expenses into account, our loss from continuing operations was $8,619,453 during the three months ended June 30, 2006, $9,334,980 during the six months ended June 30, 2006 and $9,377,591 from our inception to June 30, 2006.

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

Resultantly, our net loss for the three and six months ended June 30, 2006 was $8,619,453 and $9,334,980, respectively. Our net loss since inception was $9,377,591.

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Jonathan R. Read	President and	November 7, 2006
Jonathan R. Read	Chief Executive Officer