Form 10QSB
period 2006-09-30
ALCHEMY ENTERPRISES, LTD.
filed 2006-11-14
CIK 1301206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006: 112,999,986

ALCHEMY ENTERPRISES, LTD.

(A Development Stage Company)

Table of Contents

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2006
Assets

Current assets:
Cash	$3,936,259
Prepaid expenses and current deposits	20,500
Total current assets	3,956,759

Fixed assets, net	17,837

$3,974,596

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$170,211
Accrued interest	9,083
Note payable, net of discount	446,863
Payroll liability	16,475
Total current liabilities	642,632
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 shares
authorized, 94,660,286 shares issued and outstanding	94,660
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	—
Additional paid-in capital	14,610,242
(Deficit) accumulated during development stage	(11,372,938)
3,331,964

$3,974,596

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		April 21, 1999
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenue	$—	$—	$—	$—	$—

Expenses:
Depreciation	1,966	141	3,455	381	4,377
Executive compensation	120,000	—	200,000	—	200,000
Licenses and permits	1,385	—	8,222,272	—	8,222,272
General and administrative expenses	1,263,943	2,487	1,857,290	12,872	1,897,981
General and administrative expenses – related party	—	—	360	—	1,360
Research and Development	416,249	—	816,249	—	816,249
Total expenses	1,803,543	2,628	11,099,626	13,253	11,142,239

Operating Loss	(1,803,543)	(2,628)	(11,099,626)	(13,253)	(11,142,239)

Other income
Interest income	—	—	—	—	2
Total other income	—	—	—	—	2

Other expenses:
Interest expense	189,760	—	228,658	—	228,658
Total other expenses	189,760	—	228,658	—	228,658

Loss from continuing operations before income taxes	(1,993,303)	(2,628)	(11,328,284)	(13,253)	(11,370,895)

Provision for income taxes	—	—	—	—	—

(Loss) from continuing operations	(1,993,303)	(2,628)	(11,328,284)	(13,253)	(11,370,895)

Discontinued operations:
(Loss) Gain from discontinued operations, net of tax	—	74	(2,388)	281	(2,043)
Net loss from discontinued operations	—	74	(2,388)	281	(2,043)

Net (loss)	$(1,993,303)	$(2,554)	$(11,330,672)	$(12,972)	$(11,372,938)

Weighted average number of
common shares outstanding – basic and fully diluted	78,851,296	64,058,973	73,581,174	64,058,973

Net (loss) per share – basic and fully diluted
Continuing operations	$(0.03)	$(0.00)	$(0.15)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.03)	$(0.00)	$(0.15)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ended		April 21, 1999
	September 30,		(Inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities
Net (loss)	$(11,330,672)	$(12,972)	$(11,372,938)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock compensation – related party	21,250	—	21,250
Shares issued for services	—	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391
Depreciation	3,455	382	4,377
Warrants issued with notes payable	154,519	—	154,519
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(2,991)	—
(Increase) in prepaid expenses	(20,500)	—	(20,500)
Increase in accounts payable	170,211	—	170,211
Increase in accrued interest	9,083	—	9,083
Increase in payroll liabilities	16,475	—	16,475
Net cash (used) by operating activities	(2,756,335)	(15,581)	(2,799,132)

Cash flows from investing activities
Purchase of fixed assets	(19,389)	(836)	(22,214)
Net cash (used) by investing activities	(19,389)	(836)	(22,214)

Cash flows from financing activities
Proceeds from notes payable	1,425,000	—	1,425,000
Repayments of notes payable	(750,000)	—	(750,000)
Issuances of common stock	6,031,105	—	6,082,605
Net cash provided by financing activities	6,706,105	—	6,757,605

Net (decrease) increase in cash	3,930,381	(16,417)	3,936,259
Cash – beginning	5,878	23,763	—
Cash – ending	$3,936,259	$7,346	$3,936,259

Supplemental disclosures:
Interest paid	$65,056	$—	$65,056
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for services	$21,250	$—	$22,250
Number of shares issued for services	7,500,018	—	42,794,218
Shares issued for licenses	$8,217,391	$—	$8,217,391
Number of shares issued for licenses	5,869,565	—	5,869,565

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

Note 2 – History and organization of the company

The Company has had minimal operations and is considered a development stage company. The former business of the Company was to market a private-label bio-degradable product line. During the nine months ended September 30, 2006, the board of directors changed the Company’s focus toward developing an electric power cell technology.

On March 1, 2006, the Company amended its articles of incorporation to increase its authorized capital to 300,000,000 shares of common stock, each with a par value of $0.001, and 200,000,000 shares of preferred stock, each with a par value of $0.001.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($11,372,938) for the period from April 21, 1999 (inception) to September 30, 2006, and had sales from discontinued operations of $916. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of up to $12,075,000 of common stock of the Company. The private placement is being conducted on a best efforts basis and there can be no assurance that any or all of the securities offered thereby will be sold. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 4 – Fixed assets

Fixed assets as of September 30, 2006 consisted of the following:

Computer equipment	$22,214
Accumulated depreciation	(4,377)
$17,837

Depreciation expense totaled $3,455 and $381 for the nine months ending September 30, 2006 and 2005, respectively.

Note 5 – Debt and interest expense

On February 9, 2006, the Company conducted a private offering of debt securities, whereby it raised $750,000 in bridge loan financing from three non-affiliated individuals. The notes were due August 9, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. The maturity date of the notes was subsequently extended to October 9, 2006. The notes were repaid on September 29, 2006 interest of $50,056 was paid.

In connection with the February 9, 2006 debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $92 was attributed to the value of the note, which amount is being amortized over a period of six months. As of September 30, 2006, a total of $92 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

On July 7, 2006, the Company raised $275,000 in bridge loan financing from two shareholders. The notes are due December 31, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. As of September 30, 2006, the Company recorded interest expense of $6,724.

In connection with the July 7, 2006 debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $223,391 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months. As of September 30, 2006, a total of $107,278 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

On August 3, 2006, the Company raised $100,000 in bridge loan financing from two shareholders. The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. As of September 30, 2006, the Company recorded interest expense of $1,669.

In connection with the August 3, 2006 debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $79,079 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months. As of September 30, 2006, a total of $30,577 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

On September 9, 2006, the Company raised $100,000 in bridge loan financing from two shareholders. The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty. As of September 30, 2006, the Company recorded interest expense of $690.

In connection with the September 9, 2006 debt offering, each note-holder was issued warrants to purchase shares of the Company’s par value common stock. Resultantly, a discount of $80,094 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months. As of September 30, 2006, a total of $16,571 has been amortized and recorded as interest expense. See note 7 for additional discussion regarding the issuance of warrants.

On September 27, 2006, the Company raised $200,000 in bridge loan financing from two shareholders. The notes are due December 29, 2006, are non-interest bearing and contain no prepayment penalty.

Interest expense totaled $228,658 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

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

During the three months ended September 30, 2006, the Company conducted a private placement of its common stock pursuant to Regulation D, Rule 506. As of September 30, 2006, the Company issued 16,160,300 shares of its $0.001 par value common stock at a price per share of $0.35, for total gross proceeds of $5,656,105. Subsequent to this, the Company sold an additional 18,339,515 shares of common stock for gross proceeds of $6,418,830. The aggregate gross proceeds received in the private placement are $12,074,935 for total shares of common stock sold of 34,499,815. The total offering costs related to this issuance was $1,684,881.

Note 7 – Warrants and options

As of January 1, 2006, there were no warrants outstanding.

On February 9, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 357,143 shares of common stock of the Company for an aggregate purchase price of $125,000 or $0.35 a share. The aggregate fair value of such warrants totaled $92 based on the Black Schoeles Merton pricing model using the following estimates: 4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months. On March 23, 2006, all of these warrants were exercised for total gross proceeds of $375,000.

On July 7, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 550,000 shares of common stock of the Company for an aggregate purchase price of $781,000 or $1.42 a share. The aggregate fair value of such warrants totaled $1,190,342 based on the Black Schoeles Merton pricing model using the following estimates: 4% risk free rate, 100% volatility and expected life of the warrants of 5 years.

On August 3, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 200,000 shares of common stock of the Company for an aggregate purchase price of $248,000 or $1.24 a share. The aggregate fair value of such warrants totaled $377,983 based on the Black Schoeles Merton pricing model using the following estimates: 4% risk free rate, 100% volatility and expected life of the warrants of 5 years.

On September 6, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 200,000 shares of common stock of the Company for an aggregate purchase price of $264,000 or $1.32 a share. The aggregate fair value of such warrants totaled $402,369 based on the Black Schoeles Merton pricing model using the following estimates: 4% risk free rate, 100% volatility and expected life of the warrants of 5 years.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 7 – Warrants and options (continued)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2006 and 2005 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2005	0	$0.00
Granted	2,971,429	$1.00
Exercised	1,071,429	$0.35
Cancelled	0	$0.00
Outstanding at September 30, 2006	1,900,000	$1.36
Options exercisable at September 30, 2005	0	$0.00
Options exercisable at September 30, 2006	1,900,000	$1.36

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2006:

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.24–$ 1.42	1,900,000	4.72	$1.36
	1,900,000	4.72	$1.36

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.24–$ 1.42	1,900,000	$1.36
	1,900,000	$1.36

Note 8 – Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell. In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt. To date, $750,000 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

On February 15, 2006, the Company entered into a consulting agreement with Universal Power Vehicles Corporation for annual compensation of $200,000. The term of the agreement is three years and may be extended upon agreement by both parties. The Company prepaid one-half of the compensation upon execution of the agreement, with the remaining compensation to be paid monthly beginning August 15. The Company fully amortized $100,000 as an expense in the nine months ended September 30, 2006. The consulting agreement has subsequently been terminated, without penalty, and no additional payments will be made.

Alchemy Enterprises, Ltd.

(a Development Stage Company)

Notes

Note 8 – Commitments and contingencies (continued)

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company. The compensation is $120,000 annually. Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as a bonus for services valued at $21,250. The term of the agreement is one year and is automatically renewed annually. The Company paid this individual $10,000 for October 2006 compensation at the end of September, which amount has been recorded as prepaid expenses.

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

Note 9 – Discontinued Operations

During the nine months ended September 30, 2006, the board of directors changed the Company’s focus from marketing chemical products toward developing an electric power cell technology. As a result of the change in business operations, the Company determined that its existing remaining inventory was not complementary to expected ongoing operations and should be divested.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of operations of its chemical products business as (loss) from discontinued operations. Included in discontinued operations on the accompanying income statement for the nine months ended September 30, 2006 is $34 representing a gross profit on sales and $2,422, representing the amount of an impairment of chemical products in inventory, which were written down as a result of obsolescence. The net effect is a $2,388 loss on discontinued operations.

Note 10 – Subsequent Events

The Company is currently conducting a private offering of its common stock pursuant to Regulation D, Rule 506. As of September 30, 2006, the Company sold 16,160,300 shares of its $0.001 par value common stock at a price per share of $0.35, for total gross proceeds of $5,656,105. Subsequent to this, the Company sold an additional 18,339,515 shares of common stock for gross proceeds of $6,418,830. The offering was closed on October 27, 2006, and as of that date the aggregate gross proceeds received in the private placement are $12,074,935 for total shares of common stock sold of 34,499,815. The total offering costs related to this issuance was $1,684,881.

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

Overview

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

Our focus is to design and license a commercially cost and energy efficient electric power cell for use in motorized vehicles and industrial equipment. A power or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. We have entered into a development agreement with the Jet Propulsion Laboratory (“JPL”), which is a federally funded research and development center sponsored by the National Aeronautics and Space Administration (“NASA”), to develop, build and patent our prototype 100 kilowatt electric power cell (“EPC”). We contracted with JPL to engineer a magnesium-based systems that produces a hybrid power source creating hydrogen fuel and electricity on demand. We are seeking to combine our system with existing hydrogen fuel cell technology to achieve safe, clean and reusable power.

On June 12, 2006, we entered into a License Agreement with California Institute of Technology (“CalTech”), which operates JPL, whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, entitled “Mechanically-Fed Metal-Air Fuel Cell As A High Energy Power Source” (“Task Plan”), as well as a nonexclusive licensed technology rights developed as a result of the Task Plan. As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391. Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights. The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

We are currently working with JPL to prepare for the public demonstration of our EPC in the first quarter of 2007. Leading up to this demonstration, in May 2006, we successfully completed a test at JPL to characterize and measure energy potential from our power cell.

If we are successful in commercially developing our electric power cell, we intend to sublicense the technology under our exclusive agreement with CalTech for a broad range of applications, including various types of transportation such as automobiles, trains, trucks, buses and other off-grid applications. We anticipate deriving revenue from technology sublicense fees, fuel licensing fees added to the cost of new vehicles equipped with our EPC technology, fees for the design and technical support of refueling stations and other royalty fees.

Management’s Discussion

In the three and nine months ended September 30, 2006, we did not generate any revenues related to our current business objective. Our focus is currently on research and development of the EPC technology. We do not have any marketable products or services that we could sell to generate revenues. Our management cannot predict when, if at all, we will begin to generate revenues.

Operating Expenses

General and Administrative: For the three months ended September 30, 2006, general and administrative expenses, consisting of professional fees, office expenses and other similar such costs, were $1,263,943, which accounted for approximately 70% of total operating expenditures during that period. We are an intellectual property company and as a result, a significant amount is, and will continue to be, spent on consulting, legal and professional fees. During the nine month period ended September 30, 2006, general and administrative expenses totaled $1,857,290. Since our inception on April 21, 1999, we incurred a total of $1,897,981 in general and administrative costs. G&A expenses are tied directly to our ongoing operations and growth. As a result, we anticipate G&A spending increasing through at least the remainder of fiscal 2006.

Research and Development: In the third quarter ended September 30, 2006, research and development expenditures totaled $416,249, or roughly 23% of total operating expenses during that period. A significant portion of R&D, 98%, was paid to NASA per the terms of the February 15, 2006 Technology Contribution Agreement. Under the terms of that Agreement, we agreed to provide up to $1,350,000 of funding to further develop and commercialize the EPC Technology, which will continue to be developed through CalTech and JPL. For the nine months ended September 30, 2006, we spent a total of $816,249 on research and development, of which 92%, or $750,000, was paid to NASA in accordance with the Task Plan. Since our inception, aggregate research and development costs were $816,249. Our focus is to research, development and commercialize technology. Resultantly, we expect to incur research and development costs for the foreseeable future.

Executive Compensation: We currently have employment agreements with our executive officers. During the three months ended September 30, 2006, we paid an aggregate of $120,000 in executive compensation. For the nine months ended September 30, 2006, and since our inception, we incurred $200,000 in executive compensation expense. If our operations require us to add executive officers, our compensation expense will increase, accordingly.

Depreciation Expense: For the three months ended September 30, 2006, we recorded depreciation expense in the amount of $1,966 related to specifically to our computer equipment. During the nine months ended September 30, 2006, depreciation expense totaled $3,455. Since our inception, we aggregate depreciation as $4,377 on computer equipment we purchased for total cost of $22,214. Our fixed assets, consisting solely of computer equipment, is currently valued at $17,837, net of depreciation expense.

Licenses and Permits: During the three month period ended September 30, 2006, we paid $1,385 in permits related specifically to sales of our common stock in the State of New York. We began raising capital through sales of our common stock in a private placement and expect to continue to do so during the fourth quarter of 2006. As a result, we expect to incur additional fees in relation to this private offering through at least the next 1-3 months. In the nine month period ended, and from inception through, September 30, 2006, licenses and permits cost us an aggregate of $8,222,272. Of this amount, $8,217,391 (or 99%) is attributable to our June 12, 2006 License Agreement, for which we issued 5,869,565 shares of our common stock to CalTech.

Other Income and Expenses

From the period from our inception to September 30, 2006, we realized interest income of $2. This amount was earned on a cash balance in a savings account in 2004. Subsequent to that time, we have no had any funds deposited in interest bearing accounts.

During the three months ended September 30, 2006, we incurred interest expense in the amount of $189,760, related specifically to notes payable and the warrants issued in connection therewith. For the nine months ended September 30, 2006 and since our inception, we incurred total interest expense in the amount of $228,658. As we continue to pursue our stated objective of developing an electric power cell, we may issue additional debt securities to provide for our costs of operations. Any further debt issuances will increase the amount of interest we expense.

Loss from Continuing Operations

Without any source of revenues and given that our total operating expenses during the three month period ended September 30, 2006 were $1,803,543, as well as interest expense of $189,760, we incurred a loss from continuing operations of $1,993,303. In the nine month period ended September 30, 2006, our loss from continuing operations amounted to $11,328,284. Since our inception, we experienced a loss from continuing operations of $11,370,895.

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

Discontinued Operations

As a result of the February 2006 Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology and determined that our existing remaining inventory was not complementary to expected ongoing operations and should be divested. As discussed in footnote 9 to our financial statements, “Discontinued Operations,” during the nine month period ended September 30, 2006, we recognized a net loss on discontinued operations in the amount of $2,388, consisting of $34 in gross profit on sales and $2,422 in impairment of chemical products in inventory, which were written down as a result of obsolescence. Since our inception to September 30, 2006, we recognized a net loss on discontinued operations in the amount of $2,043, consisting of $379 in gross profit and $2,422 in impairment.

Net Loss

Our net loss for the three months ended September 30, 2006 was $1,993,303, which resulted in a net loss per share of $0.03. During the nine months ended September 30, 2006, we incurred a net loss of $11,330,672, or $0.15 per share. Our accumulated deficit since inception is $11,372,938. Without any saleable products or services with which to generate revenues, we expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

As a result of our ongoing losses and lack of revenues from ongoing operations, our independent registered accounting firm has cast doubt upon our ability to continue as a going concern. As of September 30, 2006, we had $3,936,259 of cash on hand, which we believe will be insufficient to continue our operations for at least the next three to six months. If we expect to continue to pursue our business plan and develop our EPC Technology, we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash.

On February 9, 2006, we conducted a private offering of debt securities, whereby we raised $750,000 in bridge loan financing. Additionally, in connection with the debt offering, each note-holder was issued warrants to purchase shares of our common stock. On March 23, 2006, the warrant holders exercised their rights to purchase common stock for an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total proceeds of $375,000. The notes were repaid in full on September 29, 2006 and interest of $50,056 was paid.

On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of our unregistered common stock, pursuant to Regulation D, Rule 506, offered solely to accredited investors. The private placement is being conducted on a best efforts basis and there can be no assurance that any or all of the securities offered thereby will be sold. During the three months ended September 30, 2006, we sold 16,160,300 shares of our common stock at a price per share of $0.35, for total gross proceeds of $5,656,105. Offering expenses incurred as of September 30, 2006 were $813,338, of which $808,338 was paid to Brookstreet Capital for acting as the placement agent. Net of offering expenses, we realized net offering proceeds of $4,842,768 as of September 30, 2006. This offering is ongoing, and subsequently we sold an additional 18,339,515 shares of common stock for gross proceeds of $6,418,830. After accounting for offering expenses in the amount of $871,544 paid to Brookstreet Capital, we realized net offering proceeds of $5,547,286. To the date, the aggregate gross proceeds received in the private placement are $12,074,935 for total shares of common stock sold of 34,499,815.

During the three months ended September 30, 2006, we obtained additional financing in the form of bridge notes payable. We borrowed an aggregate of $675,000. As of September 30, 2006, we accrued interest of $9,083 related specifically to these bridge loans. The notes and terms thereof are as follows:

	Amount			Interest Accrued	Interest
	Of		Interest	As of	Payable
Date of Issue	Notes	Due Date	Rate	September 30, 2006	At Maturity

7/7/2006	$275,000	12/31/2006	10.50%	$ 6,724	$14,002
8/3/2006	$100,000	12/29/2006	10.50%	$ 1,669	$ 4,258
9/6/2006	$100,000	12/29/2006	10.50%	$ 690	$ 3,279
9/27/2006	$200,000	12/29/2006	0.00%	$ -	$ -

TOTALS	$675,000			$ 9,083	$21,539

In connection with the certain of the bridge notes issued during the three months ended September 30, 2006, each note holder was issued warrants to purchase shares of our common stock. An aggregate of 1,900,000 common stock warrants were issued at exercise prices ranging from $1.24 per share to $1.42 per share. In the event all of these warrants are exercised by the holders, we will receive gross proceeds of $2,856,000. None of the warrants have been exercised as of the date of this report. The warrant issuances are as follows:

Date of Issue	Number of Warrants	Exercise Price	Gross Exercise Price	Expiration Date

7/7/2006	1,100,000	$1.42	$1,562,000	7/7/2011
8/3/2006	400,000	$1.24	$ 496,000	8/3/2011
9/6/2006	400,000	$1.32	$ 528,000	9/6/2011
9/27/2006	NONE	N/A	N/A	N/A

TOTALS	1,900,000		$2,586,000

In accordance with the Accounting Principles Board Opinion 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” a discount was attributed to the value of the bridge notes issued on July 7, 2006, August 3, 2006 and September 6, 2006. An aggregate discount of $280,076 was ascribed to the value of those notes, which amount is being amortized over the life of the loans, as set forth below:

	Amount	Discount		Discount Amortized	Notes Payable,
	Of	On	Notes Payable,	Through	Net of Discount
Date of Issue	Notes	Notes	Net of Discount	September 30, 2006	And Amortization

7/7/2006	$275,000	($223,391)	$ 51,609	$ 107,278	$158,887
8/3/2006	$100,000	($ 79,079)	$ 20,921	$ 30,577	$ 51,498
9/6/2006	$100,000	($ 80,094)	$ 19,906	$ 16,571	$ 36,477
9/27/2006	$200,000	N/A	$200,000	N/A	$200,000

TOTALS	$675,000	($382,564)	$292,436	$154,426	$446,862

Operating activities used $2,756,335 of cash for the nine months ended September 30, 2006. The use of cash is due primarily to our net loss of $11,330,672 during that period. The use of cash was offset mainly by the issuance of shares valued at $8,217,391 to CalTech in association with the License Agreement.

During the nine months ended September 30, 2006, we purchased fixed assets, consisting solely of computer equipment, in the amount of $19,389, resulting in net cash used by investing activities of $19,389.

Financing activities during the nine months ended September 30, 2006 contributed $6,706,105 in cash inflows from issuances of notes payable, in the amount of $1,425,000, and from sales of our common stock in the amount of $6,031,105.

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

On July 7, 2006, we issued warrants to purchase shares of our common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 550,000 shares of common stock for an aggregate purchase price of $781,000 or $1.42 a share. The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On August 3, 2006, we issued warrants to purchase shares our common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 200,000 shares of common stock for an aggregate purchase price of $248,000 or $1.24 a share. The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On September 6, 2006, we issued warrants to purchase shares of our common stock to two shareholders in conjunction with bridge loan agreements. Each warrant holder was granted the right to purchase 200,000 shares of common stock for an aggregate purchase price of $264,000 or $1.32 a share. The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of our unregistered common stock, pursuant to Regulation D, Rule 506, offered solely to accredited investors. The private placement is being conducted on a best efforts basis and there can be no assurance that any or all of the securities offered thereby will be sold. During the three months ended September 30, 2006, we sold 16,160,300 shares of our common stock at a price per share of $0.35, for total gross proceeds of $5,656,105. From the gross proceeds received during the three months ended September 30, 2006, we paid Brookstreet Capital a total of $808,337 in sales commissions and miscellaneous expenses. Additionally, of the gross proceeds collected during the period ended September 30, 2006, we paid $5,000 in legal fees to Greenberg Traurig LLP. This private placement offering is ongoing, and after the period covered by this report we sold an additional 18,339,515 shares of common stock for gross proceeds of $6,418,830. To the date of this report, the aggregate gross proceeds received in the private placement are $12,074,835 for total shares of common stock sold of 34,499,815. After accounting for total fees paid to Brookstreet Capital for their services related to the private placement in the amount of $1,679,881 and legal fees paid to Greenberg Traurig of $5,000, we collected net offering proceeds of $10,390,054. Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Development of EPC technology	$8,749
Investor relations expenses	146,675
General and administrative expenses	445,039
Repayment of debt	1,425,000
Working capital	437,898

Total	$2,463,361

The actual uses of proceeds described above for legal and professional fees and working capital were consistent with the anticipated uses of proceeds described in the Prospectus for the offering. However, to capitalize on business opportunities presented to us, we reallocated a portion of the net proceeds from the offering to acquire inventory of wine-related merchandise. Additionally, we increased funds available for office equipment to replace obsolete equipment, which was fully depreciated in the second quarter of 2005.

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

ALCHEMY ENTERPRISES, LTD.
(Registrant)

Signature	Title	Date

/s/ Jonathan R. Read	President and	November 13, 2006
Jonathan R. Read	Chief Executive Officer