Form 10KSB
period 2006-12-31
ECOTALITY, INC.
filed 2007-03-30
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50983

ECOTALITY, INC.
(Name of small business issuer in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6821 E. Thomas Road Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 219-5005

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “ETLY.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $0.90, which was the closing price on March 27, 2007, is $56,196,845.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 2007 was 112,999,906.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ETLY’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on April 21, 1999, as a marketer of private-label biodegradable cleaning chemicals.  On February 15, 2006, we entered into and closed a Technology Contribution Agreement with Howard Foote and Elliot Winfield (“Transferors”), pursuant to which we acquired all of Transferors’ right, title and interest in and to a certain electric power cell (“EPC”) technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the “Technology”).  As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology.  Due to a change in business, year to year comparisons are not significant, are not a reliable indicator of future prospects, and accordingly are not presented in this annual report.

On February 15, 2007, we entered into a Settlement Agreement and Release (the “Settlement”) with Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation (“UPV”) (collectively the “Parties”) to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered in heretofore concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  Further to this, for a period of two years from the effective date of the Settlement, the Parties are prohibited, without our prior written consent, from directly or indirectly, participating in any business in competition with us or from engaging in any business activities that are the same or substantially similar to our business activities during the terms Foote and Winfield were employed by, or were affiliated with, Ecotality.  In consideration, we paid to the Parties cash in the amount of $600,000.  Additionally, the Parties received 1,500,000 shares of our common stock.

In connection with the Settlement, Harold Sciotto, an officer and director of Ecotality, entered into an escrow agreement with the Parties (“2007 Escrow”), which cancels and supersedes separate prior escrow agreements entered into with each of Foote and Winfield, individually, on February 15, 2006 (“2006 Escrow”).  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to the Parties, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Parties; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (3) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.

We are a development stage company seeking to design and license a cost efficient electric power cell for use in motorized vehicles and industrial equipment.  A power or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion.  We have entered into a development agreement with JPL to develop, build and patent a prototype 100 kilowatts electric power cell.  We also have entered into a license agreement for certain exclusive patent rights and non-exclusive technology rights from CalTech, which is the operator of JPL and assignee of its patent and technology rights.

Under our agreement with JPL, we have hired it to engineer a magnesium-based system that produces a hybrid power source creating hydrogen fuel and electricity on demand, for which we expect to pay JPL a total of $1,350,000.  We believe that available hydrogen fuel cell technology methods are bulky, unreliable, expensive or energy inefficient.  We are seeking to build and improve upon existing hydrogen fuel cell technologies and combine it with our system to achieve safe, clean and reusable power.  A cost efficient EPC and storage system may make future electric propulsion devices as practical as the current generation of gasoline-powered systems.  If we are successful in commercially developing our EPC, we intend to sublicense the technology under our exclusive license agreement with CalTech for a broad range of applications including various types of motorized vehicles and industrial equipment.  We hope to derive revenue from technology sublicense fees, fuel licensing fees and fees for the design and technical support of refueling stations and royalty fees.

Business of Issuer

Our electric power cell

A power or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion.  Our EPC is a hybrid of a fuel cell and battery and is comprised of magnesium and water.  The EPC has a reaction chamber into which magnesium is introduced and produces magnesium oxide, instead of magnesium hydroxide.  Because hydrogen is not trapped in the hydroxide, we believe only half the water is needed for the generation of an equivalent amount of hydrogen at a lower temperature.  We believe this reaction can be achieved in a reactor that is onboard a vehicle, allowing for onboard hydrogen generation.  The hydrogen would then be burned in the fuel cell, producing electricity to power the vehicle.  If the EPC technology is commercially developed, then the time-consuming recharging and limited performance of conventional batteries may no longer be required.

We are seeking to design and license a cost efficient EPC initially for use in motorized vehicles and industrial equipment.  We have entered into a development agreement with JPL, which is a federally funded research and development center sponsored by NASA, to develop, build and patent a prototype 100 kilowatts electric power cell which we refer to as our “EPC” or “electric power cell.”  We also have entered into a license agreement for certain exclusive patent rights and non-exclusive technology rights from CalTech.  CalTech is the operator of JPL and assignee of its patent and technology rights.

Distribution Methods of the Products

Our initial design and anticipated marketing of the EPC technology focuses on the transportation industry.  Due to the requirement for special refueling stations, we are initially targeting fleet vehicle applications, such as buses, mail and delivery vehicles where the vehicles centrally refuel daily and single refueling stations will be adequate.  If we are successful in commercially developing the EPC technology, we expect to initially design and install the EPC first in a transit bus.  This vehicle will be widely toured in an attempt to offer visual proof of the EPC technology.

We may seek to market the technology to existing fuel retailers as a potential adjunct to their existing petroleum based products.  We also intend to market the technology through alternative energy seminars, conventions and industry events, and may be creating a multimedia traveling display of the technology for use in such events.

In December 2006, we acquired, at a cost of $750,000, a hydrogen powered bus from Hydrogenics of Canada, along with an engineering package intended to complete the transition of the vehicle from pure hydrogen power to our hydrogen system.  We have agreed to team with Arizona Public Service (APS) to use the bus to showcase hydrogen technology as a viable renewable technology applied in public transportation, and to introduce us as an Arizona developer in the field.  Additionally Ecotality, APS, Arizona Science Center, and other sponsors will use the bus as the host for the International Youth Fuel Cell Competition and other activities related to education and public awareness.

Status of any announced new product or service

On March 19, 2007, we received a memorandum from the National Aeronautics and Space Administration’s Jet Propulsion Laboratory reporting that significant performance advancements have been made with regard to the Hydratus™, an on-demand hydrogen storage and delivery system fueled by magnesium and water, JPL has been developing on our behalf.  In summary, the JPL memo states that, in laboratory tests of the modified Hydratus™, the following has occurred:

1.

Hydrogen-fuel storage capacity, by weight for the entire system, has increased from 4.7% to between 8% and 9%, depending on operating mode, allowing the modified Hydratus™ to meet the Department of Energy’s 2010 goal of 6% hydrogen storage capacity.

2.

A drop in operating temperature of the modified Hydratus™ of 300-400 degrees Centigrade will allow the use of less expensive materials in system construction.

3.

The amount of heat generated by the modified Hydratus™ has decreased significantly by approximately 80% is expected to result in reduced system complexity, in terms of cost and size.  Additionally, because less energy is generated, and subsequently wasted during operation, the regeneration efficiency of the reaction products is increased by approximately 400%.

As a result of the technical, performance and cost advancements, JPL has recommended all future research and development efforts be shifted to focus on the modified Hydratus™ and all associated systems and processes.  JPL and Ecotality have agreed to develop and test a 7kW prototype, which JPL believes is suitable to power various commercial applications, as well as can be scaled for future systems.  Additionally, JPL and Ecotality plan to design and test a full-size 65kW Hydratus™ suitable for application in a bus.  We believe the modified 65kW Hydratus™ will be implemented in a proof of concept vehicle in the second half of 2007.

Industry background and competition

There are a number of technologies which will compete with our EPC, including a number of alternative energy sources and systems that are either in use or are under development around the world.  These technologies are being researched and developed by some of the largest companies in the world and may result in the development of technologies superior to the EPC technology.

Currently, the primary competing energy systems are:

•

Hydrogen Oxygen Fuel Cell.

Hydrogen oxygen fuel cells are the most publicized and widely supported technology because they are emission free.  Currently, we believe there are more than 130 companies and organizations developing fuel cell and other related technologies.  These fuel cells are expensive to operate and there are inherent problems in the technology with respect to economy of the fuel, safety, storage and refueling.  The United States government is committing significant research and development to this field and is addressing the high costs associated with the use of renewable hydrogen.  Additionally, just as with the EPC, a very large nationwide infrastructure change will be required for the construction of refueling stations.

•

Biofuels

Biofuels such as biodiesel, ethanol and methanol, are derived from agricultural products specifically grown for use as biofuels which include corn and soybeans, primarily in the United States, as well as flaxseed and rapeseed, primarily in Europe.  Waste from industry, agriculture, forestry and households such as straw, lumber, manure, sewage, garbage and food leftovers can also be used to produce bioenergy.  These products are used through an internal combustion engine process and emit exhaust.

•

Rechargeable Batteries.

A battery operated electric vehicle uses batteries to power an electric motor to propel the vehicle.  These vehicles produce no tailpipe emissions, and the batteries are recharged from the grid and from regenerative braking.  Types of battery electric vehicles in widespread use today include low-speed neighborhood electric vehicles, airport ground support equipment and off-road industrial equipment such as fork lifts.

Advantages of battery electric vehicles include no tailpipe emissions, use of cleaner electric energy produced through advanced natural gas and coal gasification technologies, energy security by displacing imported petroleum with domestic generated electricity, overnight battery recharging by plugging into a standard 110-volt household outlet, recycled energy from regenerative braking and  lower fuel and operational costs.

Limitations of battery electric vehicles currently include an extremely low mileage range between recharging, lengthy time for recharging the batteries, heavy weight of the batteries in the vehicle, and the large amount of space that the batteries occupy in the vehicle.  Current batteries contain hazardous chemicals, such as alkaline paste, lead-acid, lithium battery, lithium-ion battery, nickel-cadmium and zinc-carbon.  After use, these batteries need to be disposed of or contained to not further pollute or contaminate the environment.  The electricity needed to power the electric vehicles is produced in polluting power plants.  Other challenges of battery electric vehicles include the high cost of battery replacement, low energy density, limited durability, hazardous materials and the potential need for public recharging infrastructure.  Operation of battery electric vehicles in many cases costs the same as using petroleum based fuel when factoring in the battery replacement cost.

Patents and other proprietary rights

We have filed three provisional patent applications relating to the EPC technology, CalTech has filed one provisional patent application and we expect that CalTech will apply for additional patents.

Our provisional patent applications are directed to our EPC fueled by magnesium with a recycling system for replenishing the magnesium and electrolyte supply used for power generation, as well as a power cell fueled by hydrogen with a recycling system for replenishing the metal supply used for hydrogen generation.

On June 12, 2006, we entered into a License Agreement with California Institute of Technology, which operates JPL, whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, entitled “Mechanically-Fed Metal-Air Fuel Cell As A High Energy Power Source” (“Task Plan”), as well as a nonexclusive licensed technology rights developed as a result of the Task Plan.  The license agreement with CalTech relates to CalTech’s rights to patents and technology based on inventions that are:  (a) identified in the license agreement, (b) developed under the development agreement with JPL, (c) related to electric power cell technology developed at JPL with the involvement of our personnel, or (d) funded, in whole or in part, by us (the “CalTech Rights”).  As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391.  Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

With regard to patented CalTech Rights, CalTech has granted us the exclusive worldwide license, with the right to grant and authorize sublicenses, to make, have made, import, use, sell, and offer for sale any products, devices, systems, articles of manufacture, and compositions of matter, or processes or services that are covered by the patented CalTech Rights.  With regard to non-patented CalTech Rights, CalTech has granted us a non-exclusive worldwide license, with the right to grant and authorize sublicenses, to make, have made, import, use, sell, offer for sale, reproduce, distribute, display, perform, create derivative works of, and otherwise exploit products, devices, systems, articles of manufacture, and compositions of matter, or processes or services that utilize the technology covered by the non-patented CalTech Rights.  The non-patented CalTech Rights include technology necessary for the development or use of our products or services, as may be disclosed in any patent applications filed by CalTech or requested by us and consented to by CalTech.

All license rights granted by CalTech are subject to a reservation of rights by CalTech for non-commercial education and research purposes and U.S. Government rights provided under the Bayh-Dole Act, 35 U.S.C. § 200 et seq. and 37 C.F.R. § 401 et seq. as indicated below.

Government regulation

Our EPC may be subject to regulation under the 2002 National Electric Code (“NEC”), which is a model code adopted by the National Fire Protection Association that governs, among other things, the installation of fuel cell systems.  Accordingly, any of our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692.  In addition, product safety standards have been established covering the overall fuel cell system and the power conversion electronics.  There may be new regulations with respect to fuel cells, but we do not currently know the extent to which any new regulations may impact our ability to distribute, sell or install and service the EPC.  If the EPC reaches the commercialization stage and we begin distributing our systems to our early target markets, federal, state or local government entities may seek to impose regulations.

The Federal Bayh-Dole Act requires CalTech to grant to the Federal government a worldwide, non-exclusive, non-transferable, irrevocable, paid-up license in connection with any invention developed under the license agreement.  Therefore, under this provision, the Federal government would have a license to use each subject invention for NASA-related applications and for other applications of the Federal government.

The Federal government also retains “March-in Rights, ” which would allow the Federal government to grant licenses to others if:  (1) we do not “achieve practical application” of a subject invention (i.e., commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States.  We believe that the Federal government has never exercised its March-in Rights with regard to any patented technology since the Bayh-Dole Act was enacted in 1980.

Employees

As of March 27, 2007, we had five employees.  None of these employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

Reports to Security Holders

(1)

Ecotality will furnish shareholders with annual financial reports certified by Ecotality's independent accountants.

(2)

Ecotality is a reporting issuer with the Securities and Exchange Commission.  Ecotality files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials Ecotality files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

We may be unable to commercially develop our EPC technology, which is still unproven.  In such event, we would not be able to remain in this business.

We are in the process of commercially developing our EPC technology.  The EPC technology is new and commercially untested and there can be no assurance that we can develop the technology or that the technology will result in the creation of commercially saleable products.  If the technology cannot be developed, we will be unable to remain in this business.

There is no assurance that the EPC technology is patentable by JPL or, if patented, that others will not develop functionally similar products outside the patent.  Without patent protection, our competitors could develop functionally similar products.

We have entered into a license agreement with CalTech under which it has the exclusive license to use and sell the EPC technology under any JPL patent and patent application.  There can be no assurance that CalTech will obtain any patents on the EPC technology or, if obtained, that others will not develop functionally similar products that do not infringe on the patents.  All license rights granted by CalTech are subject to a reservation of rights by CalTech for non-commercial education and research purposes and U.S. Government rights provided by statute.  Without patent protection, our competitors could develop functionally similar products.

We face competition from large established fuel providers and alternative energy development companies which are also seeking to develop alternative energy power sources.  Such competition could reduce our revenue or force us to reduce our prices, which would reduce our potential profitability.

Literally hundreds of companies, including many of the largest companies in the world, are seeking to develop similar or competitive technologies to that of our EPC technology.  There can be no assurance that we can commercially develop the EPC technology or that competitors will not develop equal or superior technology.  Such competition could reduce our revenue or force us to reduce our prices, which would reduce our potential profitability.

Even if our EPC technology is successfully developed, we will be unable to sell the technology unless others build and operate fueling stations to provide the required fuel for this technology.

In order to refuel the EPC, it will be necessary to develop “fueling stations” similar to gas stations.  Without these fueling stations there will be no market for the EPC technology.  There can be no assurance that others will build or operate the necessary fueling stations.

We must rely upon JPL to develop the EPC technology and should it fail to do so, we will not have a product to sell.

We have entered into an agreement under which we are paying JPL to commercially develop our EPC technology.  If JPL is unable or unwilling, for any reason, to continue the development of the EPC technology, we will likely be unable to offer the EPC technology commercially unless we are able to find another research facility capable of continuing the development.

Alternatives to our EPC technology or improvements to traditional energy technologies could make the EPC less attractive or render it obsolete, thereby limiting or eliminating our potential sales.

The EPC technology is among a number of alternative energy products being developed by companies around the world.  A significant amount of public and private funding is currently directed towards development of microturbines, solar power, wind power and other types of fuel cell technologies.  Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make the EPC technology less attractive or render it obsolete, thereby limiting or eliminating our potential sales.

We may not be able to protect our patents and intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary or other rights of third parties.

We expect to rely on patents and other policies and procedures related to confidentiality to protect our intellectual property.  However, some of our intellectual property may not be covered by any patent or patent application.  Moreover, we do not know whether any of our pending patent applications or those  CalTech will file or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology and processes.  Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.  We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights.  While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.  Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

Our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours.  If we are found to be infringing on third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all.  Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.  Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours.  We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology.  Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

We cannot assure you of market acceptance of our EPC technology, the absence of which will limit our revenue and potential profit.

Even if we are able to develop the EPC technology, there can be no assurance that a market will develop for it.  Even if an electric fuel vehicle market develops, a different form of vehicle may be more accepted in the marketplace.  Moreover, other solutions to the problem of containing emissions created by internal combustion engines may be invented, developed and produced.  Any other solution could achieve greater market acceptance than our EPC technology.  The failure of a market for our EPC technology would limit our revenue and potential profit.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years.  Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

1.

A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

2.

All compensation received by the broker-dealer in connection with the transaction;

3.

Current quotation prices and other relevant market data; and

4.

Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value or our company.

Members of our Board of Directors and our executive officers, together with their affiliates, own approximately 38% of our outstanding common stock.  Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion.  Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock.  This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 200,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders.  As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

We may need to raise additional funds which, if available to us, would dilute the ownership of existing investors.

We may need to raise additional funds in the future to finance the further development of the EPC technology. We cannot give any assurance that we would be successful in raising such funds and, should we do so through the sale of equity securities, such sale would dilute the stock ownership of existing investors.

DESCRIPTION OF PROPERTY

Until January 22, 2007, we leased approximately 800 square feet of office space at 2940 N. 67th Place in Scottsdale, Arizona, for our corporate offices based upon a one-year lease terminating on April 30, 2007, at a cost of approximately $1,094 per month.

On January 19, 2007, we closed on the purchase of a 1,750 square foot stand alone office building located at 6821 E. Thomas Road in Scottsdale, Arizona.  The purchase price was $575,615 of which we paid $287,959 in cash, recorded a tax credit of $156 and signed a five year interest only (6.5%) promissory note for $287,500 with the owner of the building.  The lease on the initial office space was assumed by the owner of that office space at no cost to us.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Ecotality, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Ecotality, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Ecotality, Inc. has been convicted of violating a federal or state securities or commodities law.

Ecotality, Inc. is not a party to any pending legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2006, there was a vote of security holders to change the name of the Company to Ecotality, Inc.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock has been quoted on the NASD’s Bulletin Board under the trading symbol “AHMY” from December 7, 2005 until December 12, 2006 when our symbol was changed to “ETLY.”  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

2005	High	Low
First Quarter	$ n/a	$ n/a
Second Quarter	$ n/a	$ n/a
Third Quarter	$ n/a	$ n/a
Fourth Quarter	$ n/a	$ n/a

2006	High	Low
First Quarter	$1.95	$.33
Second Quarter	$1.59	$1.08
Third Quarter	$1.50	$1.10
Fourth Quarter	$2.07	$1.20

Shares Available Under Rule 144

We have 112,999,906 shares of common stock outstanding, of which 78,499,985 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of December 31, 2006, Ecotality, Inc. had approximately 112,999,906 shares of $0.001 par value common stock issued and outstanding held by 350 shareholders of record.  Ecotality, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Ecotality, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Ecotality, Inc. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Ecotality, Inc.'s financial condition and the results of operations, capital requirements, contractual restrictions, business  prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	10,000,000
Total	-	-	10,000,000

Recent Sales of Unregistered Securities

On or about March 1, 2004, the commenced an offering of shares common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada.  On May 17, 2004, we completed the offering, whereby we sold 14,647,094 shares of common stock, par value, at a price of $0.003 per share to 30 investors, of which 29 are unaffiliated shareholders of record and one is our sole officer and director.  The 29 non-affiliated, non-accredited shareholders hold 13,941,210 shares of our common stock.  The one affiliated shareholder (Mr. Harold Sciotto) holds 705,884 shares of common stock.  The offering was sold for $41,500 in cash.  All investors were, at the time of purchase, residents of the State of Nevada.

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

2.

We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state.  The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale.  In May 2004, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 14,647,094 shares of our common stock to a total of 30 shareholders.  One of these purchasers is our sole officer and director, although at the time of purchase, he was not.  The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

3.

The aggregate offering price for the offering closed in May 2004 was $41,500, all of which was collected from the offering.

In October 2006 we issued an aggregate of 34,499,920 shares of our common stock to a group of 277 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.35 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  The total offering costs related to this issuance was $1,714,501.  As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 6,899,982 shares of our common stock at $0.35 per share until October 27, 2011.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Ecotality, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview of the Business

We were incorporated in the State of Nevada on April 21, 1999, as a marketer of private-label biodegradable cleaning chemicals.  On February 15, 2006, we entered into and closed a Technology Contribution Agreement with Howard Foote and Elliot Winfield (“Transferors”), pursuant to which we acquired all of Transferors’ right, title and interest in and to a certain electric power cell (“EPC”) technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the “Technology”).  As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology.  Due to a change in business, year to year comparisons are not significant, are not a reliable indicator of future prospects, and, accordingly, no such year to year comparisons are presented herein.

On February 15, 2007, we entered into a Settlement Agreement with Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered in heretofore concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  In consideration, we paid to the Parties cash in the amount of $600,000.  Additionally, the Parties received 1,500,000 shares of our common stock.

In connection with the Settlement, an officer and director of Ecotality entered into an escrow agreement with the Parties, which cancels and supersedes separate prior escrow agreements entered into with each of Foote and Winfield, individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to the Parties, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Parties; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (3) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.

We are a development stage company seeking to design and license a cost efficient electric power cell for use in motorized vehicles and industrial equipment.  A power or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion.  On June 12, 2006, we entered into a License Agreement with California Institute of Technology, which operates JPL, whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, entitled “Mechanically-Fed Metal-Air Fuel Cell As A High Energy Power Source” (“Task Plan”), as well as a nonexclusive licensed technology rights developed as a result of the Task Plan.  As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391.  Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Under our agreement with JPL, we have hired it to engineer a magnesium-based system that produces a hybrid power source creating hydrogen fuel and electricity on demand, for which we expect to pay JPL a total of $1,350,000.  We believe that available hydrogen fuel cell technology methods are bulky, unreliable, expensive or energy inefficient.  We are seeking to build and improve upon existing hydrogen fuel cell technologies and combine it with our system to achieve safe, clean and reusable power.  A cost efficient EPC and storage system may make future electric propulsion devices as practical as the current generation of gasoline-powered systems.  If we are successful in commercially developing our EPC, we intend to sublicense the technology under our exclusive license agreement with CalTech for a broad range of applications including various types of motorized vehicles and industrial equipment.  We hope to derive revenue from technology sublicense fees, fuel licensing fees and fees for the design and technical support of refueling stations and royalty fees.

On March 19, 2007, we received a memorandum from the National Aeronautics and Space Administration’s Jet Propulsion Laboratory reporting that significant performance advancements have been made with regard to the Hydratus™, an on-demand hydrogen storage and delivery system fueled by magnesium and water, JPL has been developing on our behalf.  In summary, the JPL memo states that, in laboratory tests of the modified Hydratus™, the following has occurred:

1.

Hydrogen-fuel storage capacity, by weight for the entire system, has increased from 4.7% to between 8% and 9%, depending on operating mode, allowing the modified Hydratus™ to meet the Department of Energy’s 2010 goal of 6% hydrogen storage capacity.

2.

A drop in operating temperature of the modified Hydratus™ of 300-400 degrees Centigrade will allow the use of less expensive materials in system construction.

3.

The amount of heat generated by the modified Hydratus™ has decreased significantly by approximately 80% is expected to result in reduced system complexity, in terms of cost and size.  Additionally, because less energy is generated, and subsequently wasted during operation, the regeneration efficiency of the reaction products is increased by approximately 400%.

As a result of the technical, performance and cost advancements, JPL has recommended all future research and development efforts be shifted to focus on the modified Hydratus™ and all associated systems and processes.  JPL and Ecotality have agreed to develop and test a 7kW prototype, which JPL believes is suitable to power various commercial applications, as well as can be scaled for future systems.  Additionally, JPL and Ecotality plan to design and test a full-size 65kW Hydratus™ suitable for application in a bus.  We believe the modified 65kW Hydratus™ will be implemented in a proof of concept vehicle in the second half of 2007.

Results of Operations

In the year ended December 31, 2006, we did not generate any revenues related to our current business.  Our focus is currently on research and development of the EPC technology.  We do not have any marketable products or services that we could sell to generate revenues.  Our management cannot predict when, if at all, we will begin to generate revenues.

Total operating expenses during the year ended December 31, 2006 were $11,602,121, of which $8,222,572 is attributable to licenses and permits.  Of this amount, $8,217,391 (or approximately 99%) is attributable to the June 12, 2006 License Agreement, for which we issued 5,869,565 shares of our common stock to CalTech.  The material components of total operating expenses consisted of $1,930,209 in general and administrative expenses and $1,088,104 in research and development costs specifically related to the EPC technology. Approximately 92% of our general and administrative expenses can be attributed to four major categories; (1) professional fees in the amount of $760,917 for services performed to  obtain the necessary capital and other resources necessary to develop the technology, (2) $439,501 on public and investor relations, advertising and marketing , (3) $360,148 on website design, development, installation and operations, and (4) $206,649 in legal fees.  Approximately 87%, or $949,200, of the research and development expenses was paid to NASA in accordance with the task plan identified above.  Since our focus is research, development and the commercialization of technology, we expect to incur additional research and development costs for the foreseeable future.  In addition, during the year ended December 31, 2006 we paid $314,250 in executive compensation, as well as incurred $20,166 in depreciation expense related to our computer equipment and bus purchased from Hydrogenics.  Since our inception through December 31, 2006, we have purchased computer equipment for cost of $21,075 and a bus for $775,000, both of which, net of depreciation expense, is currently valued at $777,813.

Without having realized operating revenues, our operating loss for the year period ended December 31, 2006 was $11,602,121.  We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage.  As a result, we do not currently have any revenue generating potential and will not until we are able to demonstrate the commercial ability of our Technology effectively, of which there can be no assurance.

Since our inception, we realized total other income of $14,907, consisting solely of interest income.

Additionally, we incurred interest expense in the amount of $456,796 during the year ended December 31, 2006, of which $50,056 is attributed to a private offering of securities conducted on February 9, 2006, whereby we raised $750,000 in bridge loan financing from three non-affiliated individuals.  The notes were due on August 9, 2006, bearing an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The maturity date of the notes was subsequently extended to October 9, 2006.  The notes were repaid on September 29, 2006.  In addition during the period July 7, 2006 through September 27, 2006 we obtained additional bridge loans in varying amounts from two stockholders with a due date of December 29, 2006.  Interest expense in the amount of $391,740 has been recorded for the bridge loans and warrants issued in conjunction with these loans.

After taking other income and expenses into account, our net loss was $12,044,012 during the year ended December 31, 2006 and $12,124,689 from our inception to December 31, 2006.

As of December 31, 2006, we had $5,047,968 of cash on hand and held certificates of deposit in the amount of $2,014,767. We believe this cash and the funds derived from our private placement of our common stock described below should be sufficient to continue our operations as a development stage company for the next twelve to eighteen months.  If we expect to continue to pursue our business plan and develop our EPC Technology, we may need to raise additional capital by issuing common stock or debt securities in exchange for cash

Liquidity and Capital Resources

The availability of capital resources is a limiting factor to our continuing research and development efforts as a renewable energy company.

On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of our unregistered common stock, pursuant to Regulation D, Rule 506, offered solely to accredited investors.  The private placement was conducted on a best efforts basis and there was no assurance that any or all of the securities offered thereby would be sold.  As of October 31, 2006, we sold 34,499,920 shares of our $0.001 par value common stock.  The aggregate gross proceeds received in this private placement was $12,074,935.

The warrants issued in conjunction with the private placement will generate approximately $2,414,888 in cash should all 6,899,982 warrants be exercised at $.35 per share.

The proceeds generated from the private placement should allow us to continue our EPC research and development program per our overall business plan.  However, there can be no assurance that these capital resources will result in profitable operations through the sale of commercial products and licenses.

Management’s Plan of Operation

As described in Liquidity and Capital Resources, above, we raised gross proceeds of $12,074,935 in a private placement.  The warrants underlying the common shares issued in connection with this private placement may generate up to an additional $2,414,888 in capital over the next four (4) years beginning fiscal year 2007.  As of January 1, 2007 we had available to us approximately $7,062,735 to meet our operating requirements.  In planning for fiscal year 2007, to achieve our research and development goals we developed an overall operating budget of $3,650,000, including $2,100,000 for research and development projects.  In addition, we identified the following other major costs: (1) $717,000 for officer and employee compensation, (2) $425,000 for advertising, marketing, website and new media operations, and (3) $260,000 for professional and legal fees.  These identified categories and costs are generally consistent with our expenses incurred during the year ended December 31, 2006.  We do not anticipate the purchase or sale of any major capital equipment, nor do we anticipate adding a significant number of employees.

Our efforts during fiscal year 2007 will be directed at achieving our research and development objectives, and represent at least 60% of our operating plan.  While we have established a budget for how we will spend our research and development funds, we may have to spend more dollars than planned.  However, given available funds and our plan for fiscal 2007, we anticipate that we have adequate capital resources complete our objectives for the year.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Given that our net working capital at December 31, 2006 was positive, and that our private placement efforts have been successful to date, we believe we have adequate working capital to maintain our research and development efforts during 2007 as a minimum.  We may need to obtain additional financing prior to having profitable commercial operations.

Commitments and Long Term Liabilities

On January 19, 2007 we purchased a small (1750 square feet) stand alone office building at a cost of $575,615.  We paid $287,959 in cash, recorded a tax credit in the amount of $516 and signed a 5 year promisory note (no prepayment penalties) at 6.75% per annum interest with the building’s current owner for the balance of the purchase price.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Loss per share

We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants on our net loss.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has had little or no effect on the our financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

Income Taxes

We follow Statement of Financial Accounting Standard No. 109 (SFAS #109), “Accounting for Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Segment reporting

We follow Statement of Financial Accounting Standards No. 130 (SFAS #130), “Disclosures About Segments of an Enterprise and Related Information.” We operate as a single segment and will evaluate additional segment disclosure requirements as we expand our operations.

Dividends

We have not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.”  SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is expected to have a material impact on our financial statements and disclosures based on the restatement of the second quarter of 2006.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP.  SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Ecotality, Inc.

(a Development Stage Company)

Balance Sheets

as of

December 31, 2006 and 2005

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2006 and 2005,

and

for the period

April 21, 1999 (Date of Inception)

through

December 31, 2006

WEAVER & MARTIN

To the Board of Directors and Stockholders

Ecotality, Inc.

(Formerly Alchemy Enterprises, Ltd.)

Scottsdale, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Ecotality, Inc. (formerly Alchemy Enterprises, Ltd.) (the “Company”), as of December 31, 2006 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended.  Ecotality, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecotality, Inc. (formerly Alchemy Enterprises, Ltd.) as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

March 23, 2007

Certified Public Accountants & Consultants

411 Valentine, Suite 300

Kansas City, Missouri 64111

Phone: (816) 756-5525

Fax: (816) 756-2252

F1

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984  (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Ecotality, Inc. (formerly Alchemy Enterprises, Ltd.) (the “Company”) (a Development Stage Company), as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from April 21, 1999 (Date of Inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecotality, Inc. (formerly Alchemy Enterprises, Ltd.) (a Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the years then ended, and for the period April 21, 1999 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Beckstead and Watts, LLP

February 3, 2005

F2

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Balance Sheets

	December 31,
	2006	2005

Assets

Current assets:
Cash	$5,047,968	$5,878
Certificates of deposit	2,014,767	-
Inventory	-	2,453
Prepaid expenses	88,885	-
Total current assets	7,151,620	8,331

Fixed assets, net	777,813	1,904

	$7,929,433	$10,235

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$594,075	$-
Payroll liability	12,404	-
Total current assets	606,479	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 112,999,906 and 64,058,974 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	113,000	64,059
Additional paid-in capital	19,334,643	26,853
(Deficit) accumulated during development stage	(12,124,689)	(80,677)
	7,322,954	10,235

	$7,929,433	$10,235

The accompanying notes are an integral part of these financial statements.

F3

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statements of Operations

	For the years ended		April 21, 1999
	December 31,		(Inception) to
	2006	2005	December 31, 2006

Revenue	$-	$851	$851
Cost of goods sold	-	506	506

Gross profit	-	345	345

Expenses:
Depreciation	20,166	788	21,087
Executive compensation	341,250	-	341,250
Licenses and permits	8,222,572	-	8,222,572
General and administrative expenses	1,930,029	14,941	2,010,132
Research and development	1,088,104	-	1,088,104
Total expenses	11,602,121	15,729	11,683,145

Operating loss	(11,602,121)	(15,383)	(11,682,800)

Other income:
Interest income	14,905	-	14,907
Total other income	14,905	-	14,907

Other expenses:
Interest expense	456,796	-	456,796
Total other expenses	456,796	-	456,796

Loss from operations before income taxes	$(12,044,012)	$(15,383)	$(12,124,689)

Provision for income taxes	-	-	-

Net (loss)	$(12,044,012)	$(15,384)	$(12,124,689)

Weighted average number of
common shares outstanding - basic and fully diluted	82,866,709	64,058,973

Net (loss) per share-basic and fully diluted	$(0.15)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F4

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage

Founders shares
issued for services	35,294,200	$ 35,294	$ -	$ (34,294)	$ 1,000

Net (loss)
April 21, 1999
(Inception) to
December 31, 1999				(1,000)	(1,000)

Balance, December 31, 1999	35,294,200	35,294	-	(35,294)	-

Net (loss)
For the year ended
December 31, 2000				-	-

Balance, December 31, 2000	35,294,200	35,294	-	(35,294)	-

Net (loss)
For the year ended
December 31, 2001				-	-

Balance, December 31, 2001	35,294,200	35,294	-	(35,294)	-

Shares issued for cash	7,058,840	7,059	-	(2,059)	5,000

Net (loss)
For the year ended
December 31, 2002				(4,467)	(4,467)

Balance, December 31, 2002	42,353,040	42,353	-	(41,820)	533

Shares issued for cash	7,058,840	7,059	-	(2,059)	5,000

Net (loss)
For the year ended
December 31, 2003				(4,370)	(4,370)

Balance, December 31, 2003	49,411,880	49,412	-	(48,249)	1,163

Shares issued for cash	14,647,094	14,647	26,853		41,500

Net (loss)
For the year ended
December 31, 2004				(17,044)	(17,044)

Balance, December 31, 2004	64,058,974	64,059	26,853	(65,293)	25,619

Net (loss)
For the year ended
December 31, 2005				(15,384)	(15,384)

Balance, December 31, 2005	64,058,974	64,059	26,853	(80,677)	10,235

The accompanying notes are an integral part of these financial statements.

F5

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statement of Stockholders’ Equity (continued)

Shares issued for services	7,500,018	7,500	13,750		21,250

Warrants issued with note payable			382,656		382,656

Shares issued for cash
from exercise of warrants	1,071,429	1,071	373,929		375,000

Shares issued for licenses	5,869,565	5,870	8,211,521		8,217,391

Shares issued for cash
net of offering costs	34,499,920	34,500	10,325,934		10,360,434

Net (loss)
For the year ended
December 31, 2006				(12,044,012)	(12,044,012)

Balance, December 31, 2006	112,999,906	$ 113,000	$ 19,334,643	$ (12,124,689)	$ 7,322,954

The accompanying notes are an integral part of these financial statements.

F6

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statements of Cash Flows

			April 21, 1999
	For the years ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (12,044,012)	$ (15,384)	$ (12,124,689)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	21,250	-	21,250
Shares issued for services	-	-	1,000
Shares issued for licenses	8,217,391	-	8,217,391
Depreciation	20,166	788	21,087
Warrants issued with notes payable	382,656	-	382,656
Stock split adjustments	-	-	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(2,453)	-
(Increase) in prepaid expenses	(88,885)	-	(88,885)
Increase in accounts payable	594,075	-	594,075
Increase in payroll liabilities	12,404	-	12,404
Net cash (used) by operating activities	(2,882,502)	(17,049)	(2,925,299)

Cash flows from investing activities
Purchase of fixed assets	(796,075)	(836)	(798,900)
Purchase of certificates of deposit	(2,014,767)	-	(2,014,767)
Net cash (used) by investing activities	(2,810,842)	(836)	(2,813,667)

Cash flows from financing activities
Proceeds from note payable	1,425,000	-	1,425,000
Repayments of notes payable	(1,425,000)	-	(1,425,000)
Issuances of common stock	10,735,434	-	10,786,934
Net cash provided by financing activities	10,735,434	-	10,786,934

Net increase (decrease) in cash	5,042,090	(17,885)	5,047,968
Cash – beginning	5,878	23,763	-
Cash – ending	$ 5,047,968	$ 5,878	$ 5,047,968

Supplemental disclosures:
Interest paid	$ 59,140	$ -	$ 59,140
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for executive compensation	$ 21,250	$ -	$ 21,250
Number of shares issued for executive compensation	7,500,018	-	7,500,018

Shares issued for services	$ -	$ -	$ 1,000
Number of shares issued for services	-	-	35,294,200

Shares issued for licenses	$ 8,217,391	$ -	$ 8,217,391
Number of shares issued for licenses	5,869,565	-	5,869,565

Amortization of warrants issued for financing costs	$ 382,656	$ -	$ 382,656
Number of shares issued for services	2,971,429	-	2,971,429

The accompanying notes are an integral part of these financial statements.

F7

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

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

On October 29, 2002, the Company amended its articles of incorporation to increase its authorized capital to 25,000,000 shares with a par value of $0.001.  On January 26, 2005, the Company amended its articles of incorporation again, increasing authorized capital to 100,000,000 shares of common stock with a par value of $0.001.  Subsequently, on March 1, 2006, the Company amended its articles of incorporation, increasing authorized capital to 300,000,000 shares of common stock, each with a par value of $0.001, and 200,000,000 shares of preferred stock, each with a par value of $0.001.

On November 26, 2006, the Company amended its articles of incorporation to change its name from Alchemy Enterprises, Ltd. to Ecotality, Inc.

The former business of the Company was to market a private-label bio-degradable product line.  During the year ended December 31, 2006, the board of directors changed the Company’s focus toward developing an electric power cell technology.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2006 and 2005.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.  The Company recognizes revenues on product sales, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2006, management has concluded that neither a reserve for product returns nor a warranty liability is required.

F8

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Advertising costs

The Company expenses all costs of advertising as incurred.  There were advertising costs of $439,501 and $0 included in selling, general and administrative expenses for the years ended December 31, 2006 and 2005, respectively.

Impairment of long-lived assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment , then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Property and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation expense is recorded within selling, general and administrative expense.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	3 years
Vehicles	5 years

Loss per share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock warrants on the Company’s net loss.

Research and development costs

Research and development costs are charged to expense when incurred.

F9

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

General and administrative expenses

The significant components of general and administrative expenses consist of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Stock based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard will and expects to have a material impact on its financial statements assuming employee stock options or awards are granted in the future.

F10

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.”  SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is expected to have a material impact on the Company’s financial statements and disclosures based on the restatement of the second quarter of 2006.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At December 31, 2006 and 2005, the Company had approximately $6,962,735 and $0 in excess of FDIC insured limits, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end

The Company has adopted December 31 as its fiscal year end.

F11

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 3 – Income taxes

For the year ended December 31, 2006, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $4,000,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2009.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,400,000	$14,370
Total deferred tax assets	1,400,000	14,370

Note 4 – Fixed assets

Fixed assets as of December 31, 2006 consisted of the following:

Computer equipment	$23,900
Vehicles	775,000
Accumulated depreciation	(21,087)
$777,813

Depreciation expense for the years ended December 31, 2006 and 2005 was $20,166 and $788, respectively.

Note 5 – Debt and interest expense

On February 9, 2006, the Company conducted a private offering of debt securities, whereby it raised $750,000 in bridge loan financing from three non-affiliated individuals.  The notes were due August 9, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The maturity date of the notes was subsequently extended to October 9, 2006.  The notes were repaid on September 29, 2006 including interest of $50,056.

In connection with the February 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $92 was attributed to the value of the notes, which amount is being amortized over a period of six months.  As of December 31, 2006, a total of $92 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On July 7, 2006, the Company raised $275,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $6,724.

In connection with the July 7, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $223,391 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months.  As of December 31, 2006, a total of $223,391 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

F12

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 5 – Debt and interest expense (continued)

On August 3, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $1,668.

In connection with the August 3, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $79,079 was attributed to the value of the notes, which amount is being amortized over a period of approximately five months.  As of December 31, 2006, a total of $79,079 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On September 9, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $552.

In connection with the September 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $80,094 was attributed to the value of the notes, which amount is being amortized over a period of approximately four months.  As of December 31, 2006, a total of $80,094 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On September 27, 2006, the Company raised $200,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, are non-interest bearing and contain no prepayment penalty.  The notes were repaid on October 2, 2006.

Interest expense totaled $456,796 and $0 for the years ended December 31, 2006 and 2005, respectively.

Note 6 – Stockholders’ equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

On October 29, 2002, the Company effected a 1000-for-1 forward stock split of its $0.001 par value common stock.  Subsequently, on March 1, 2006, the Company effected a 17.6471-for-1 forward stock split of its $0.001 par value common stock.  All share and per share amounts have been retroactively restated to reflect this split.

On May 1, 1999, the Company issued 2,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $1,000, which has been recorded as general and administrative expense.  Due to the forward split of 1000-for-1 and 17.6471-for-1, the number of shares has been retroactively restated to 35,294,200.

On August 13, 2002, the Company issued 400 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000.  Due to the forward split of 1000-for-1 and 17.6471-for-1, the number of shares has been retroactively restated to 7,058,840.

On July 15, 2003, the Company issued 400,000 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000.  Due to the forward split of 17.6471-for-1, the number of shares has been retroactively restated to 7,058,840.

F13

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 6 – Stockholders’ equity (continued)

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 830,000 shares of its $0.001 par value common stock in exchange for cash of $41,500.  Due to the forward split of 17.6471-for-1, the number of shares has been retroactively restated to 14,647,094.

On February 15, 2006, the Company issued 425,000 shares of its $0.001 par value common stock to an individual who is an officer and director as executive compensation valued at $21,250, calculated at the fair market value of $0.05, which is the last offering price per share.  Due to the forward split of 17.6471-for-1, the number of shares has been retroactively restated to 7,500,018.

On March 23, 2006, three warrant holders exercised their rights to purchase shares of par value common stock of the Company.  As a result, the Company issued an aggregate of 1,071,429 shares of common stock at a price per share of $0.35, for total cash proceeds of $375,000.  See note 7 for additional discussion on this issue.

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company issued 5,869,565 shares of common stock at a fair market value of $1.40 per share, based on the quoted market price on the grant date, for licenses and permits carrying an aggregate value of $8,217,391.  See note 8 for additional discussion on this issue.

During the year ended December 31, 2006, the Company conducted a private placement of its common stock pursuant to Regulation D, Rule 506.  As of December 31, 2006, the Company issued 34,499,920 shares of its $0.001 par value common stock at a price per share of $0.35, for total gross proceeds of $12,074,935.  The total offering costs related to this issuance was $1,714,501.

Note 7 – Warrants

As of January 1, 2006, there were no warrants outstanding.

On February 9, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,071,429 shares of common stock of the Company for an aggregate purchase price of $375,000 or $0.35 a share.  The aggregate fair value of such warrants totaled $92 based on the Black Schoeles Merton pricing model using the following estimates:  4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months.  On March 23, 2006, all of these warrants were exercised for total gross proceeds of $375,000.

On July 7, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The  warrant holders were granted the right to purchase a total of 1,100,000 shares of common stock of the Company for an a purchase price of $1,562,00 or $1.42 a share.  The aggregate fair value of such warrants totaled $223,391 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On August 3, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $496,000 or $1.24 a share.  The aggregate fair value of such warrants totaled $79,079 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

F14

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 7 – Warrants (continued)

On September 6, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $528,000 or $1.32 a share.  The aggregate fair value of such warrants totaled $80,094 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the years ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	0	$ 0.00
Granted	2,971,429	$ 1.00
Exercised	(1,071,429)	$ 0.35
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	1,900,000	$ 1.36
Options exercisable at December 31, 2005	0	$ 0.00
Options exercisable at December 31, 2006	1,900,000	$ 1.36

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.24–$ 1.42	1,900,000	4.72	$ 1.36
	1,900,000	4.72	$ 1.36

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.24–$ 1.42	1,900,000	$ 1.36
	1,900,000	$ 1.36

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

F15

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 8 – Commitments and contingencies (continued)

On February 15, 2006, the Company entered into a consulting agreement with Universal Power Vehicles Corporation for annual compensation of $200,000.  The term of the agreement is three years and may be extended upon agreement by both parties.  The Company prepaid one-half of the compensation upon execution of the agreement, with the remaining compensation to be paid monthly beginning August 15.  The Company fully amortized $100,000 as an expense in the year ended December 31, 2006.  The consulting agreement has subsequently been terminated, without penalty, and no additional payments will be made.

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company.  The compensation is $120,000 annually.  Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as executive compensation valued at $21,250.  The term of the agreement is one year and is automatically renewed annually.

On February 16, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company for annual compensation of $120,000.  The term of the agreement is one year and is automatically renewed annually.

On March 21, 2006, the Company entered into a lease agreement to rent office space at a rate of $547 per month and requires a refundable deposit of $500, which was paid by the Company during the period ended March 31, 2006.  On October 31, 2006, the Company added an addendum to the original lease agreement to rent additional office space at a rate of $547 per month and requires an additional refundable deposit of $500, which was paid by the Company during the period ended December 31, 2006.  The deposits are recorded in prepaid expenses.  The lease and addendum expire collectively on March 31, 2007.  The future minimum lease payments for 2007 are $3,282.

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 5,869,565 shares of common stock of the Company with a fair market value of $8,217,391, which amount has been recorded as licenses and permits expense.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 9 – Subsequent Events

On January 16, 2007, the Company purchased an office building for an aggregate price of $575,615.  A total of $287,959 has been paid and a tax credit has been recorded in the amount of $156.  The remaining balance of $287,500 is structured as an interest-only loan from a third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007.  The entire principal balance is due on or before January 16, 2012.

On February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties are to receive common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and an officer and director of the Company.

F16

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On January 25, 2007, our Audit Committee approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants.  None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP’s report on our financial statements as of and for the years ended December 31, 2005 and 2004.

During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

On January 25, 2007, the Registrant engaged Weaver & Martin, CPAs, 411 Valentine, Suite 300, Kansas City, Missouri 64111, as its independent registered public accounting firm commencing January 25, 2007, for the fiscal year ended December 31, 2006.  During the most recent two fiscal years through January 25, 2007 (the date of engagement), neither the Registrant nor anyone engaged on its behalf has consulted with Weaver & Martin, CPAs regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

A Form 8-K has been filed with the Commission regarding this matter.

CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

OTHER INFORMATION

None.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Ecotality, Inc.'s Director is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  The officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Jonathan R. Read	49	Chief Executive Officer, President and Director
Harold W. Sciotto	67	Secretary, Treasurer and Director
Barry S Baer	63	Chief Financial Officer
Kourde	47	Director

Jonathan R. Read, Chief Executive Officer, President and Director

From 1976 to 1978, Mr. Read was a Regional Manager for Specialty Restaurant Corporation, operating a theme dinner house throughout California.  From 1979 to 1984 he was Managing Director for a group of international companies based in Malaysia, Indonesia and Singapore ranging from hospitality interests to manufacturing and real estate.  From 1984 until he sold that company in 1989, he was the Chairman and Chief Executive Officer of Shakey’s International, a worldwide restaurant chain with operations in the United States, Southeast Asia, Japan, South America, Mexico, Europe and the Caribbean.  In 1986, Mr. Read founded Park Plaza International (Park Inn International/ Park Plaza Worldwide) and served as Chairman and CEO from 1986 to 2003.  He expanded Park Plaza from four hotels into a global hotel group.  He built, owned, operated, managed, and franchised hotels across the United States as well as in England, France Germany, Switzerland, Holland, Belgium, Hungary, Austria, Ireland, Scotland, Spain, Poland, South Africa, Australia, New Zealand, Malaysia, Indonesia, Hong Kong, Philippines, New Guinea, Vietnam, Japan, Tahiti, Israel, Saudi Arabia, Dubai, Lebanon, Jordan, Mexico, Costa Rica and  Brazil.  Mr. Read sold the companies to Carlson Hospitality and Golden Wall Investments in 2003 and was an investor for his own accounts until he joined us in 2005.

Harold W. Sciotto, Director

Mr. Sciotto was employed from June 1964 until his retirement in May 1993, by Sears Roebuck & Company in various sales and management positions.  These positions encompassed store sales and department management positions, such as store merchandise manager, district business manager for six states and store manager of three stores in Arizona.  His duties included sales, advertising, personnel management, financial statement preparation and accounting.  From 1989 through the present, Mr. Sciotto has also been an independent business consultant to various early-stage business ventures.  He was our Chief Executive Officer from April 2005 through February 2006, when he served as our Chief Financial Officer from February 2006 through December 2006.  Mr. Sciotto currently serves as Corporate Secretary and a Director.

Jerry Y.S. Lin, Director

Dr. Lin has been a professor of chemical engineering and Interim Department Chair of the Department of Chemical and Materials Engineering at Arizona State University since January 2005.  Dr. Lin joined the faculty of the University of Cincinnati in 1991, where he was a professor of chemical engineering and co-director of the NSF Center for Membrane Applied Science and Technology until 2005.  His areas of expertise include inorganic membranes, solid oxide fuel cells, adsorption and catalysis.  Dr. Lin has published over 150 referred journal publications and holds three patents.  Dr. Lin has given 100 invited lectures to academia and industry around the world.  He received his B.S. degree from Zhejiang University in China and M.S. and PhD degrees from Worcester Polytechnic Institute in the U.S., all in chemical engineering.  He was a post-doctoral staff member at the University of Twente in the Netherlands.

Dr. Lin has received numerous international professional and academic awards.  He has also headed many research programs funded by such agencies as the U.S. Department of Energy and Department of Defense and private sector companies such as Amoco, BP, Exxon, Honda and the Petroleum Research Board.  He is on the Board of Directors of North American Membrane Society and editorial boards of several journals.  Dr. Lin is the conference chairman of the 8th International Conference on Inorganic Membranes (ICIM8).

Barry S Baer, Chief Financial Officer

Colonel Barry S. Baer joined us as our Chief Financial Officer in December, 2006. He has had an extensive career and was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). Previously, he worked with the City of Indianapolis as its Director of Public Works.  Currently, Colonel Baer also serves as CFO for Favored, Inc (FVRK.PK) and is a member of the State of Indiana Unemployment Insurance Board.

He was a member of the U.S. Army from 1965 to 1992 ending his career as a Colonel. He received his certification as a Certified Public Accountant while serving on active duty in the Army. Colonel Baer's military service includes Commander of an armored cavalry troop in Vietnam; Director of the Accounting Systems for the U.S. Army; Commander of the 18th Finance Group during Operation Desert Shield/Desert Storm in the first Gulf War and Deputy Chief of Staff for Resource Management for the Army Material Command.

Colonel Baer earned a BS (Accounting) and an MBA from the University of Colorado.  He devotes approximately 45% of his time to other business interests.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

We currently have a non-independent Audit Committee consisting of Harold Sciotto as Chairman and Barry Baer.  There were no meetings of the Committee during 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2006 and 2005, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Jonathan R. Read	2006	120,000			21,250
CEO and President

Harold W. Sciotto	2006	120,000
Secretary and Treasurer	2005

	2006	60,000		100,000(1)
CTO

Elliott Winfield (2)	2006	60,000

Notes:

1.

Universal Power Vehicles was paid a total of $100,000 during the year ended December 31, 2006 for consulting services related to the development of our power cell technology.  UPV is owned and controlled by Howard A. Foote.

2.

Messrs. Foote and Winfield are no longer employed by us.

Directors' Compensation

During the year ended December 31, 2006, we had no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

In March 2006, we entered into one-year employment agreements with Messrs. Read, Sciotto, Foote and Winfield providing for annual salaries of $120,000 per year each.  The employment agreements contain customary non-disclosure and a two-year non-competition provision.  Mr. Read was also issued 7,500,018 shares of our common stock in connection with his employment.  Messrs. Foote and Winfield are no longer employed by us.

Stock Option Plan And Other Long-term Incentive Plan

As of December 31, 2006, we had no stock option plans or other long-term incentive plans established.

In January 2007 we adopted, subject to stockholder approval, an equity incentive plan which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 together with the grant of bonus stock and stock appreciation rights at the discretion of our Board of Directors.  Incentive stock options are issuable only to our eligible officers, directors and key employees.  Non-statutory stock options are issuable only to our non-employee directors and consultants.

The plan is administered by our Board of Directors.  Currently, we have 10,000,000 shares of common stock reserved for future issuance upon the exercise of stock options granted under the plan.  Under the plan, the Board of Directors determine which individuals will receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted.  No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant.  The option price for non-statutory options is established by the Board and may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee.  Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless extended under the plan grant.  Options under the plan must be granted within ten years from the effective date of the plan and the exercise date of an option cannot be later than five years from the date of grant.  Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us will become available once again for issuance.  Shares issued upon exercise of an option will rank equally with other shares then outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 27, 2006 certain information regarding the beneficial ownership of our common stock by:

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)

Common	Jonathan R. Read, President, CEO and Director (2)	7,500,018	6.6%

Common	Harold W. Sciotto, Secretary, Treasurer and Director (2)	32,500,000	28.8%

Common	Barry S. Baer, Chief Financial Officer (2)	0	0%

Common	Jerry Y.S. Lin, Director (2)	0	0%

	All Directors and Officers as a group (4 persons)	40,000,018	35.4%

Common	California Institute of Technology (JPL) (2)	5,869,565	5.2%

Common	Enable Growth Partners, LP (3) (4)	7,285,714	6.4%

Common	Enable Opportunity Partners, LP (3) (5)	857,143	0.8%

	All Officers, Directors and Beneficial Owners	54,012,440	47.8%

Notes:

1.

Percent of class is based upon an aggregate of 112,999,906 shares issued and outstanding as of March 27, 2007.

2.

The address for these shareholders is: c/o Ecotality, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251.

3.

The address for Enable Growth Partners, LP is One Ferry Building 255, San Francisco, CA 94111.

4.

Enable Growth Partners, LP and Enable Opportunity Partners, LP collectively own an aggregate of 8,142,857 shares of our common stock, or 7.2% of our total issued and outstanding shares as of March 27, 2007.

5.

The address for Enable Opportunity Partners, LP is One Ferry Building 255, San Francisco, CA 94111.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2006 we entered into a Technology Contribution Agreement with Howard Foote and Elliott Winfield which we refer to collectively as “F&W,” under which F&W contributed to us all of their right, title and interest in and to the EPC technology.  In exchange for the contribution of the EPC technology, we agreed to finance ongoing research and development of the technology up to $1,350,000.  The agreement was conditioned upon our ability to develop EPC technology that was determined to be commercially and technologically viable for mass production.  In the event we were unable to do so by February 2009 due to a lack of best efforts by F&W, abandonment of the project, or breach of employment agreements by F&W, then we could terminate the agreement and F&W would be responsible for reimbursing us for any funds expended by us, together with interest on the principal amount accrued at the rate of 15% per year.  In the event the agreement was terminated by us, the rights, patents and ownership of the intellectual property conveyed by F&W to us would revert to F&W and the shares returned to Mr. Sciotto, as described below.

In February 2006 an agreement was entered into by and between Harold Sciotto, our former President and majority stockholder, and Howard Foote under which Mr. Sciotto agreed to transfer ownership of 32,000,000 shares of our common stock to Mr. Foote.  The 32,000,000 shares were placed in an escrow account to be delivered to Mr. Foote: (i) upon delivery to us of an EPC system that is determined to be commercially and technologically viable for mass production, 16,000,000 shares of common stock shall be transferred to Mr. Foote and (ii) upon either (a) the acquisition of a hybrid transit bus company, or (b) our obtaining profitability, an additional 16,000,000 shares of common stock shall be transferred to Mr. Foote.  If at any time, until February 2009, we reasonably determine, in our sole discretion, that the EPC system is not commercially or technically viable, Mr. Sciotto may terminate the agreement, whereupon Mr. Foote must return any shares of common stock disbursed from the escrow account and the remaining portion of escrow stock remaining in the escrow account will be released to Mr. Sciotto.  Upon such termination of the agreement, all patent rights and the ownership of the intellectual property conveyed from Mr. Foote to us will revert to Mr. Foote. Simultaneously with the execution of the agreement, Mr. Sciotto entered into an identical agreement with Elliot Winfield pursuant to which 8,000,001 shares were placed in escrow to be delivered to Mr. Winfield, 4,000,001 and 4,000,000 shares, respectively.

On February 15, 2007, we entered into a Settlement Agreement and Release with Foote and Winfield and Universal Power Vehicles Corporation to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered in heretofore concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, Foote, Winfield and UPV confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  Further to this, for a period of two years from the effective date of the Settlement, Foote, Winfield and UPV are prohibited, without our prior written consent, from directly or indirectly, participating in any business in competition with us or from engaging in any business activities that are the same or substantially similar to our business activities during the terms Foote, Winfield and UPV were employed by, or were affiliated with, us.  As consideration, we paid to Foote, Winfield and UPV cash in the aggregate amount of $600,000.  Additionally, Foote, Winfield and UPV received common stock in the aggregate amount of 1,500,000 shares.  In compliance with a condition of the Settlement described herein, Howard Foote resigned as a Director of Ecotality, effective February 15, 2007.

On February 15, 2007, Harold Sciotto, an officer and director, entered into an escrow agreement with Foote and Winfield, jointly, which cancels and supersedes separate prior escrow agreements entered into with each of Foote and Winfield, individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares to us, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our Escrow Stock; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of Escrow Stock; and (3) the immediate release of 6,000,000 shares of Escrow Stock from escrow and delivery to us for cancellation.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
a. Technology Contribution Agreement and Exhibits thereto (1)
b. License Agreement with California Institute of Technology (2)

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on April 21, 1999 (3)
b. Amendment to Articles of Incorporation filed on November 27, 2006
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Amendment to Articles of Incorporation filed on November 27, 2006 (4)
e. Restated Bylaws (5)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement (6)
b. Letter from NASA/Jet Propulsion Laboratories (8)

Notes:

1.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

2.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

3.

Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

4.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

5.

Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

6.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

7.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

8.

Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005
Audit fees	$11,500	$3,800
Audit-related fees	-	515
Tax fees	275	-
All other fees	401	-

Total fees	$12,176	$4,315

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	March 29, 2007
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	March 29, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	March 29, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	March 29, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	March 29, 2007
Jerry Y. S. Lin