Form 10KSB/A
period 2006-12-31
ECOTALITY, INC.
filed 2007-04-17
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1 to

Form 10-KSB/A

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


The Company's common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol "ETLY."  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $0.87, which was the closing price on April 12, 2007, is $54,323,639.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2007 was 106,999,906.


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

Shares Available Under Rule 144


As of April 12, 2007, we had 106,999,906 shares of common stock outstanding, of which 54,999,936 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:


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

Holders

As of December 31, 2006, Ecotality, Inc. had approximately 106,999,906 shares of $0.001 par value common stock issued and outstanding held by 350 shareholders of record.  Ecotality, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Jonathan R. Read	49	Chief Executive Officer, President and Director
Harold W. Sciotto	67	Secretary, Treasurer and Director
Barry S Baer	63	Chief Financial Officer
Jerry Y.S. Lin, PhD.	47	Director

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management


The following table sets forth as of April 12, 2007 certain information regarding the beneficial ownership of our common stock by:


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


Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)
Jonathan R. Read, President, CEO and Director (2)	7,500,018	7.0%

Harold W. Sciotto, Secretary, Treasurer and Director (2)	35,558,924	33.2%

Barry S. Baer, Chief Financial Officer (2)	0	0%

Jerry Y.S. Lin, Director (2)	0	0%

All Directors and Officers as a group (4 persons)	43,058,942	40.2%

California Institute of Technology (JPL) (3)	5,869,565	5.5%

Enable Growth Partners, LP (4)	7,285,714	6.8%

Enable Opportunity Partners, LP (5) (6)	857,143	0.8%

All Officers, Directors and Beneficial Owners	57,071,364	53.3%

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


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

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	April 16, 2007
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	April 16, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	April 16, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	April 16, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	April 16, 2007
Jerry Y. S. Lin