Form 10QSB
period 2007-03-31
ECOTALITY, INC.
filed 2007-05-15
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

ECOTALITY , INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6821 E Thomas Road, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(480) 219-5005
(Registrant's telephone number, including area code)

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

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 106,999,906

Ecotality, Inc.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2007
Assets

Current assets:
Cash	$3,124,771
Prepaid expenses	83,341
Certificate of Deposit	2,036,510
Total current assets	5,244,622

Fixed assets
Building	575,615
Computers and Equipment	38,455
Vehicle	795,848
Accumulated Depreciation	(69,174)
Total Fixed Assets	1,340,744

Total Assets	6,585,366

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	506,968
Payroll liabilities	13,585
Total current liabilities	520,553

Long Term Liabilities
Mortgage Payable	287,500
Total Long Term Liabilities	287,500

Total Liabilities	808,053

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 106,999,906 shares issued and outstanding	107,000
Additional paid-in capital	20,540,643
(Deficit) accumulated during development stage	(14,870,330)
Total Stockholders’ Equity	5,777,313

Total Liabilities and Stockholders’ Equity	$6,585,366

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Revenue	$-	$-	$851
Cost of Goods Sold	-	-	506
Gross Profit			345

Expenses:
Depreciation	48,087	141	69,174
Executive compensation	77,140	23,354	418,390
General and administrative expenses	464,054	322,815	2,474,186
Licenses and Permits	1,339	-	8,223,911
Research and development	373,530	350,000	1,461,634
Total expenses	964,150	696,310	12,647,295

Operating loss	(964,150)	(696,310)	(12,646,950)

Other income:
Interest income	21,743	-	36,650
Total other income	21,743	-	36,650

Other expenses:
Interest expense	3,234	21,606	460,030
Settlement Expense	1,800,000	-	1,800,000
Total other expenses	1,803,234	21,606	2,260,030

Loss from operations before income taxes	(2,745,641)	(717,916)	(14,870,330)

Provision for income taxes	-	-	-

(Loss) from continuing operations	(2,745,641)	(717,916)	(14,870,330)

Net (loss)	$(2,745,641)	$(717,916)	$(14,870,330)

Weighted average number of
common shares outstanding – basic and fully diluted	110,066,566	67,548,590

Net (loss) per share – basic and fully diluted
Continuing operations	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net (loss)	$(2,745,641)	$(717,916)	$(14,870,330)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation – related party	-	21,250	21,250
Shares issued for services	-	-	1,000
Shares issued for licenses	-	-	8,217,391
Shares issued for settlement	1,200,000	-	1,200,000
Depreciation	48,087	141	69,174
Warrants issued with notes payable	-	26	382,656
Stock split adjustments	-	-	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	2,453	-
(Increase) in interest income from Certificate of Deposit	(21,743)	-	(36,510)
(Increase) in prepaid expenses	5,543	(95,400)	(83,341)
Increase in accounts payable	(87,107)	3,500	506,968
Increase in accrued interest	-	4,192	-
Increase in payroll liabilities	1,183	8,075	13,585
Net cash (used) by operating activities	(1,599,678)	(773,679)	(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(611,019)	-	(1,409,918)
Purchase of Certificate of Deposit	-	-	(2,000,000)
Net cash (used) by investing activities	(611,019)	-	(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500	-	287,500
Proceeds from notes payable	-	750,000	1,425,000
Repayments of notes payable	-	-	(1,425,000)
Issuance of common stock	-	375,000	10,786,934
Net cash provided by financing activities	287,500	1,125,000	11,074,434

Net (decrease) increase in cash	(1,923,197)	351,321	3,124,771
Cash – beginning	5,047,968	5,878	-
Cash – ending	$3,124,771	$357,199	$3,124,771

Supplemental disclosures;
Interest paid	$3,234	$15,000	$62,374
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services executive compensation	$-	$21,250	$21,250
Number of shares issued for executive compensation	-	7,500,018	7,500,018

Share issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	35,294,200

Share issued for licenses	$-	$-	$8,217,391
Number of shares issued for licenses	-	-	5,869,565

Share issued for financing costs	$-	$-	$382,656
Number of shares issued for financing costs	-	-	2,971,429

Shares issued for settlement	$1,200,000	$-	$1,200,000
Number of shares issued for settlement	1,500,000	-	1,500,000

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada, as Alchemy Enterprises, Ltd.  The Company has limited operations and is considered a development stage company.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

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

Note 3 – Fixed assets

Fixed assets as of March 31, 2007 consisted of the following:

Computer equipment	$38,455
Vehicles	795,848
Building	575,615
Accumulated depreciation	(69,174)
$1,340,744

Depreciation expense totaled $48,087 and $141 for the three months ended March 31, 2007 and 2006 respectively.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

(Unaudited)

Note 4 – Debt and interest expense

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

Interest expense totaled $3,234 and $21,606 for the three months ended March 31, 2007 and 2006 respectively.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

(Unaudited)

Note 5 - Long Term Debt

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

Interest expense totaled $3,234 and $21,606 for the three months ended March 31, 2007 and 2006 respectively.

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

During the year ended December 31, 2006, the Company conducted a private placement of its common stock pursuant to Regulation D, Rule 506.  As of December 31, 2006, the Company issued 34,499,920 shares of its $0.001 par value common stock at a price per share of $0.35, for total gross proceeds of $12,074,935.  The total offering costs related to this issuance was $9,352,713.

On February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties received common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and an officer and director of the Company.  The escrow also provided for: (1) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (2) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.  The value of the shares transferred ($1,200,000) have been reflected as an expense in our financial statements with a corresponding credit to paid in capital in accordance with SEC bulletins topic 5:T.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

(Unaudited)

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

On October 27, 2006 the Company issued warrants to purchase shares of the Company’s par value common stock to the brokers of Brookstreet Securities Corporation as additional consideration for their acting as placement agent.  The warrant holders were granted the right to purchase a total of 6,899,982 shares of common stock of the Company for a purchase price of $2,414,994, or $0.35 per share.  The aggregate fair value of such warrants totaled $7,638,212 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 91% volatility and expected life of 5 years.  The Company netted the fair market value of the warrants against expenses related the offering of common stock conducted by Brookstreet Securities Corporation.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

(Unaudited)

Note 7 – Warrants (Continued)

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2007 and changes during the three months ended:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	1,071,429	$ 0.35
Exercised	(1,071,429)	$ 0.35
Cancelled	0	$ 0.00
Outstanding at March 31, 2006	0	$ 0.00
Granted	8,799,982	$ 0.57
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	8,799,982	$ 0.57
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2007	8,799,982	$ 0.57
Warrants exercisable at March 31, 2007	8,799,982	$ 0.57

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2007

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.35	6,899,982	4.58	$ 0.35
$ 1.24 – $ 1.42	1,900,000	4.32	$ 1.36
	8,799,982	4.52	$ 0.57

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.35	6,899,982	$ 0.35
$ 1.24–$ 1.42	1,900,000	$ 1.36
	8,799,982	$ 0.57

Note 8 – Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell.  In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt.  To date through March 31, 2007, $1,461,634 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

(Unaudited)

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

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company.  The compensation is $120,000 annually.  Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as executive compensation valued at $21,250.  The term of the agreement is one year and is automatically renewed annually.  On February 15, 2007, the employment agreement was renewed with compensation to be $222,000 annually.

On February 16, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company for annual compensation of $120,000.  The term of the agreement is for one year and was automatically renewed on February 15, 2007.

On March 21, 2006, the Company entered into a lease agreement to rent office space at a rate of $547 per month and requires a refundable deposit of $500, which was paid by the Company during the period ended March 31, 2006.  On October 31, 2006, the Company added an addendum to the original lease agreement to rent additional office space at a rate of $547 per month and requires an additional refundable deposit of $500, which was paid by the Company during the period ended December 31, 2006.  The deposits were recorded in prepaid expenses, but have been expensed during the three months ended March 31, 2007.  The lease and addendum expired collectively on March 31, 2007 and was not renewed.

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion

Operating Expenses

Total expenses for the three month period ended March 31, 2007 were $964,150.  Approximately 39% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the three months ended March 31, 2007, we incurred $464,056 in general and administrative expenses, of which $119,475 can be attributed to legal, and professional fees related to registration of our common stock, the settlement with Foote and Winfield, and public entity accounting and reporting requirements. In addition, we incurred $77,140 in executive compensation and $48,087 in depreciation.

In comparison, total expenses during the three month period ended March 31, 2006 were $696,310.  A material component of total expenses during this period was attributable to $350,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to research and development expenses, for the three months ended March 31, 2006 we also incurred $322,815 in general and administrative expenses, $23,354 in executive compensation and $141 in depreciation.

We continued to not realize operating revenues during the three month period ended March 31, 2007 and our operating loss for the period was $964,150 while our operating loss from inception to March 31, 2007 was $12,646,950.  We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage as indicated above.  As a result, we do not currently have any revenue generating potential and will not until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance.

In comparison, our operating loss for the period ended March 31, 2006 was $696,310.

For the three months ended March 31, 2007, we realized total other income of $21,743, consisting solely of interest income. We also incurred interest expense in the amount of $3,234 during the three months ended March 31, 2007 compared to the $21,606 incurred for the three months ended March 31, 2006.  Additionally, during the quarter ended March 31, 20007, we entered into a Settlement Agreement, pursuant to which a total of $1,800,000 has been recognized as compensation therefore. After taking other income and expenses into account, our loss from continuing operations was $2,745,641 during the three months ended March 31, 2007 and $717,916 for the three months ended March 31, 2006.

Liquidity and Capital Resources

The availability of capital resources is a limiting factor to our continuing research and development efforts as a renewable energy company.

On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of our unregistered common stock, pursuant to Regulation D, Rule 506, offered solely to accredited investors.  The private placement was conducted on a best efforts basis and there was no assurance that any or all of the securities offered thereby would be sold.  As of October 31, 2006, we sold 34,499,920 shares of our $0.001 par value common stock.  The aggregate gross proceeds received in this private placement was $12,074,935. Total offering costs related to this issuance was $9,352,713, of which $1,714,501 was paid in cash and $7,638,212 of which was the fair market value of warrants to purchase shares of our common stock issued to the placement agent.

The warrants issued in conjunction with the private placement will generate approximately $2,414,994 in cash should all 6,899,982 warrants be exercised at $.35 per share.

The proceeds generated from the private placement should allow us to continue our EPC research and development program per our overall business plan.  However, there can be no assurance that these capital resources will result in profitable operations through the sale of commercial products and licenses.

Management’s Plan of Operation

As described in Liquidity and Capital Resources, above, we raised gross proceeds of $12,074,935 in a private placement.  The warrants underlying the common shares issued in connection with this private placement may generate up to an additional $2,414,888 in capital over the next four (4) years beginning fiscal year 2007.  As of January 1, 2007 we had available to us approximately $7,062,735 to meet our operating requirements.  In planning for fiscal year 2007, to achieve our research and development goals we developed an overall operating budget of $3,650,000, including $2,100,000 for research and development projects.  In addition, we identified the following other major costs: (1) $717,000 for officer and employee compensation, (2) $425,000 for advertising, marketing, website and new media operations, and (3) $260,000 for professional and legal fees.  These identified categories and costs are generally consistent with our expenses incurred during the year ended December 31, 2006 and remain consistent with the three months ended March 31, 2007.  We do not anticipate the purchase or sale of any major capital equipment, nor do we anticipate adding a significant number of employees.

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

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Given that our net working capital at December 31, 2006 was positive and continues to remain positive through the three months ended March 31, 2007, and that our private placement efforts have been successful to date, we believe we have adequate working capital to maintain our research and development efforts during 2007 as a minimum.  We may need to obtain additional financing prior to having profitable commercial operations.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that our disclosure controls and procedures are adequate for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Legal Procedings

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

Ecotality, Inc. is not a party to any pending legal proceedings

Unregistered Sales of Equity Securities

On or about March 1, 2004, we commenced an offering of shares common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada. On May 17, 2004, we completed the offering, whereby we sold 830,000 shares of common stock, par value, at a price of $0.05 per share to 30 investors, of which 29 are unaffiliated shareholders of record and one is our sole officer and director. The 30 non-affiliated, non-accredited shareholders hold 790,000 shares of our common stock. The one affiliated shareholder (Mr. Harold Sciotto) holds 40,000 shares of common stock. The offering was sold for $41,500 in cash. All investors were, at the time of purchase, residents of the State of Nevada.

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

In October 2006 we issued an aggregate of 34,499,920 shares of our common stock to a group of 277 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.35 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  The total offering costs related to this issuance was $9,352,713, of which $1,714,501 was paid in cash and $7,638,212 of which was the fair market value of warrants to purchase shares of our common stock issued to the placement agent.  As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 6,899,982 shares of our common stock at $0.35 per share until October 27, 2011.  Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Development of EPC technology	$ 8,749
Investor relations expenses	146,675
General and administrative expenses	445,039
Repayment of debt	1,425,000
Working capital	437,898

Total	$2,463,361

The actual uses of proceeds described above for legal and professional fees and working capital were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Submission of Matters to a Vote of Security Holders

None

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
d. Amendment to Articles of Incorporation filed on November 27, 2006 (4)
e. Restated Bylaws (5)
Material Contracts a. Purchase Order with Hydrogenics Corporation b. Settlement Agreement and Release

16	Letter on change in certifying accountant

31*	Rule 13a-14(a)/15d-14(a) Certification

32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

99	Additional Exhibits
a. Escrow Agreement
b. Letter from NASA/Jet Propulsion Laboratories

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

6.  Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

7.  Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

8.  Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

Date of 8-K	Items Disclosed on Form 8-K

January 30	Items 4.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

SIGNATURES

In accordance with the Exchange Actof 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	May 15, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	May 15, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	May15, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	May 15, 2007