Form 10KSB/A
period 2006-12-31
ECOTALITY, INC.
filed 2007-06-15
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 2 to

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

/s/ Beckstead and Watts, LLP

February 3, 2005

F2

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Balance Sheets

	December 31,
	2006	2005

Assets

Current assets:
Cash	$5,047,968	$5,878
Certificates of deposit	2,014,767	-
Inventory	-	2,453
Prepaid expenses	88,885	-
Total current assets	7,151,620	8,331

Fixed assets, net	777,813	1,904

	$7,929,433	$10,235

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$594,075	$-
Payroll liability	12,404	-
Total current liabilities	606,479	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 112,999,906 and 64,058,974 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	113,000	64,059
Additional paid-in capital	19,334,643	26,853
(Deficit) accumulated during development stage	(12,124,689)	(80,677)
Total stockholders' equity	7,322,954	10,235

	$7,929,433	$10,235

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

As of December 31, 2006, Management believes it is more likely than not that the deferred tax asset will not be fully realized and has therefore provided a valuation allowance in the amount of $1,400,000 to offset the deferred tax asset of the same amount.  As of December 31, 2006, the total deferred tax assets, net of the valuation allowance was $0.

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

On May 1, 1999, the Company issued 35,294,200 shares of its no par value common stock as founders' shares to an officer and director in exchange for services rendered in the amount of $1,000, which has been recorded as general and administrative expense.

On August 13, 2002, the Company issued 7,058,840 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000.

On July 15, 2003, the Company issued 7,058,840 shares of its $0.001 par value common stock to an unrelated third party in exchange for cash in the amount of $5,000.

F13

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes

Note 6 – Stockholders’ equity (continued)

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 14,647,094 shares of its $0.001 par value common stock in exchange for cash of $41,500.

On February 15, 2006, the Company issued 7,500,018 shares of its $0.001 par value common stock to an individual who is an officer and director as executive compensation valued at $21,250, calculated at the fair market value of $0.05, which is the last offering price per share.

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

On October 27, 2006 the Company issued warrants to purchase shares of the Company's par value common stock to the brokers of Brookstreet Securities Corporation as additional consideration for their acting as placement agent.  The warrant holders were granted the right to purchase a total of 6,899,982 shares of common stock of the Company for a purchase price of $2,414,994, or $0.35 per share.  The aggregate fair value of such warrants totaled $7,638,212 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 91% volatility and expected life of 5 years.  The Company netted the fair market value of the warrants against expenses related the offering of common stock conducted by Brookstreet Securities Corporation.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the years ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	0	$ 0.00
Granted	9,871,411	$ 0.54
Exercised	(1,071,429)	$ 0.35
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	8,799,982	$ 0.57
Options exercisable at December 31, 2005	0	$ 0.00
Options exercisable at December 31, 2006	8,799,982	$ 0.57

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.35	6,899,982	4.83	$ 0.35
$ 1.24–$ 1.42	1,900,000	4.57	$ 1.36
	8,799,982	4.77	$ 1.36

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.35	6,899,982	$ 0.35
$ 1.24–$ 1.42	1,900,000	$ 1.36
	8,799,982	$ 0.57

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)
Common	Jonathan R. Read, President, CEO and Director (2)	7,500,018	7.0%

Common	Harold W. Sciotto, Secretary, Treasurer and Director (2)	35,558,924	33.2%

Common	Barry S. Baer, Chief Financial Officer (2)	0	0%

Common	Jerry Y.S. Lin, Director (2)	0	0%

	All Directors and Officers as a group (4 persons)	43,058,942	40.2%

Common	California Institute of Technology (JPL) (3)	5,869,565	5.5%

Common	Enable Growth Partners, LP (4)	7,285,714	6.8%

Common	Enable Opportunity Partners, LP (5) (6)	857,143	0.8%

Common	Pierce Diversified Strategy Master Fund, LLC	428,572	0.4%
	All Officers, Directors and Beneficial Owners	57,499,937	53.3%

Notes:

1.

Percent of class is based upon an aggregate of 112,999,906 shares issued and outstanding as of March 27, 2007.

2.

The address for these shareholders is: c/o Ecotality, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251.

3.

The shares of our common stock held by California Institute of Technology (JPL) were placed with the Bank of New York's nominee name of Hare & Co. at One Wall St., New York, NY 10286.

4.

The address for Enable Growth Partners, LP is One Ferry Building 255, San Francisco, CA 94111.

5.

The address for Enable Opportunity Partners, LP is One Ferry Building 255, San Francisco, CA 94111.

6.

The address for Enable Growth Partners, LP is One Ferry Building 255, San Francisco, CA 94111.

7.

The address for Pierce Diversified Strategy Master Fund, LLC is One Ferry Building 255, San Francisco, CA 94111.

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

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	June 8, 2007
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	June 8, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	June 8, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	June 8, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	June 8, 2007
Jerry Y. S. Lin