Form 10KSB/A
period 2006-12-31
ECOTALITY, INC.
filed 2007-07-13
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 3 to

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
EXECUTIVE COMPENSATION	40
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	42
EXHIBITS	44
SIGNATURES	45

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

Total operating expenses during the year ended December 31, 2006 were $14,055,877, of which $8,222,572 is attributable to licenses and permits.  Of this amount, $8,217,391 (or approximately 99%) is attributable to the June 12, 2006 License Agreement, for which we issued 5,869,565 shares of our common stock to CalTech.  The material components of total operating expenses consisted of $1,930,209 in general and administrative expenses and $1,088,104 in research and development costs specifically related to the EPC technology. Approximately 92% of our general and administrative expenses can be attributed to four major categories; (1) professional fees in the amount of $760,917 for services performed to  obtain the necessary capital and other resources necessary to develop the technology, (2) $439,501 on public and investor relations, advertising and marketing , (3) $360,148 on website design, development, installation and operations, and (4) $206,649 in legal fees.  Approximately 87%, or $949,200, of the research and development expenses was paid to NASA in accordance with the task plan identified above.  Since our focus is research, development and the commercialization of technology, we expect to incur additional research and development costs for the foreseeable future.  In addition, during the year ended December 31, 2006 we paid $2,795,006 in executive compensation, as well as incurred $20,166 in depreciation expense related to our computer equipment and bus purchased from Hydrogenics.  Since our inception through December 31, 2006, we have purchased computer equipment for cost of $21,075 and a bus for $775,000, both of which, net of depreciation expense, is currently valued at $777,813.

Without having realized operating revenues, our operating loss for the year period ended December 31, 2006 was $14,055,877.  We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage.  As a result, we do not currently have any revenue generating potential and will not until we are able to demonstrate the commercial ability of our Technology effectively, of which there can be no assurance.

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

After taking other income and expenses into account, our net loss was $14,497,768 during the year ended December 31, 2006 and $14,578,445 from our inception to December 31, 2006.

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

/s/ Beckstead and Watts, LLP

February 3, 2005

F2

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Balance Sheets

	December 31,
	2006	2005
	(RESTATED)
Assets

Current assets:
Cash	$5,047,968	$5,878
Certificates of deposit	2,014,767	-
Inventory	-	2,453
Prepaid expenses	88,885	-
Total current assets	7,151,620	8,331

Fixed assets, net	777,813	1,904

	$7,929,433	$10,235

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$594,075	$-
Payroll liability	12,404	-
Total current liabilities	606,479	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 112,999,906 and 64,058,974 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	113,000	64,059
Additional paid-in capital	21,788,399	26,853
(Deficit) accumulated during development stage	(14,578,445)	(80,677)
Total stockholders' equity	7,322,954	10,235

	$7,929,433	$10,235

The accompanying notes are an integral part of these financial statements.

F3

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Operations

	For the years ended		April 21, 1999
	December 31,		(Inception) to
	2006	2005	December 31, 2006
	(RESTATED)		(RESTATED)
Revenue	$-	$851	$851
Cost of goods sold	-	506	506

Gross profit	-	345	345

Expenses:
Depreciation	20,166	788	21,087
Executive compensation	2,795,006	-	2,795,006
Licenses and permits	8,222,572	-	8,222,572
General and administrative expenses ($2,795,006 excluded because it is presented as separate line item above)	1,930,029	14,941	2,010,132
Research and development	1,088,104	-	1,088,104
Total expenses	14,055,877	15,729	14,136,901

Operating loss	(14,055,877)	(15,383)	(14,136,556)

Other income:
Interest income	14,905	-	14,907
Total other income	14,905	-	14,907

Other expenses:
Interest expense	456,796	-	456,796
Total other expenses	456,796	-	456,796

Loss from operations before income taxes	$(14,497,768)	$(15,383)	$(14,578,445)

Provision for income taxes	-	-	-

Net (loss)	$(14,497,768)	$(15,384)	$(14,578,445)

Weighted average number of
common shares outstanding - basic and fully diluted	82,866,709	64,058,973

Net (loss) per share-basic and fully diluted	$(0.18)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F4

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statement of Stockholders’ Equity

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

F5

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statement of Stockholders’ Equity (continued)

Shares issued for services	7,500,018	7,500	2,467,506		2,475,006

Warrants issued with note payable			382,656		382,656

Shares issued for cash
from exercise of warrants	1,071,429	1,071	373,929		375,000

Shares issued for licenses	5,869,565	5,870	8,211,521		8,217,391

Shares issued for cash
net of offering costs	34,499,920	34,500	10,325,934		10,360,434

Net (loss)
For the year ended
December 31, 2006				(14,497,768)	(14,497,768)

Balance, December 31, 2006	112,999,906	$ 113,000	$ 21,788,399	$ (14,578,445)	$ 7,322,954

The accompanying notes are an integral part of these financial statements.

F6

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Cash Flows

			April 21, 1999
	For the years ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities	(RESTATED)		(RESTATED)
Net (loss)	$ (14,497,768)	$ (15,384)	$ (14,578,445)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	2,475,006	-	2,475,006
Shares issued for services	-	-	1,000
Shares issued for licenses	8,217,391	-	8,217,391
Depreciation	20,166	788	21,087
Warrants issued with notes payable	382,656	-	382,656
Stock split adjustments	-	-	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(2,453)	-
(Increase) in prepaid expenses	(88,885)	-	(88,885)
Increase in accounts payable	594,075	-	594,075
Increase in payroll liabilities	12,404	-	12,404
Net cash (used) by operating activities	(2,882,502)	(17,049)	(2,925,299)

Cash flows from investing activities
Purchase of fixed assets	(796,075)	(836)	(798,900)
Purchase of certificates of deposit	(2,014,767)	-	(2,014,767)
Net cash (used) by investing activities	(2,810,842)	(836)	(2,813,667)

Cash flows from financing activities
Proceeds from note payable	1,425,000	-	1,425,000
Repayments of notes payable	(1,425,000)	-	(1,425,000)
Issuances of common stock	10,735,434	-	10,786,934
Net cash provided by financing activities	10,735,434	-	10,786,934

Net increase (decrease) in cash	5,042,090	(17,885)	5,047,968
Cash – beginning	5,878	23,763	-
Cash – ending	$ 5,047,968	$ 5,878	$ 5,047,968

Supplemental disclosures:
Interest paid	$ 59,140	$ -	$ 59,140
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for executive compensation	$ 2,475,006	$ -	$ 2,475,006
Number of shares issued for executive compensation	7,500,018	-	7,500,018

Shares issued for services	$ -	$ -	$ 1,000
Number of shares issued for services	-	-	35,294,200

Shares issued for licenses	$ 8,217,391	$ -	$ 8,217,391
Number of shares issued for licenses	5,869,565	-	5,869,565

Amortization of warrants issued for financing costs	$ 382,656	$ -	$ 382,656
Number of shares issued for services	2,971,429	-	2,971,429

The accompanying notes are an integral part of these financial statements.

F7

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

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

Notes to Restated Financial Statements

Note 6 – Stockholders’ equity (continued)

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 14,647,094 shares of its $0.001 par value common stock in exchange for cash of $41,500.

On February 15, 2006, the Company issued 7,500,018 shares of its $0.001 par value common stock to an individual who is an officer and director as executive compensation valued at $2,475,006, calculated at the fair market value of $0.33, on March 2, 2006 when the company began trading shares of stock.

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

Notes to Restated Financial Statements

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

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  “If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares”  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as “penalty shares” in aggregate cannot exceed 10% of the number of shares originally subscribed..  As of December 31, 2006, the Company  has not incurred any penalties (compensatory or otherwise) and has not reserved any amounts for incurring any penalties in conjunction with this registration.

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

Notes to Restated Financial Statements

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

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company.  The compensation is $120,000 annually.  Additionally, the Company issued 7,500,018 (split-adjusted) shares of par value common stock to this individual as executive compensation valued at $2,475,006.  The term of the agreement is one year and is automatically renewed annually.

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

On February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties are to receive common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and an officer and director of the Company.  The 1,500,000 shares were valued at $1,200,000 based on our market price on the day of the transaction.

F16

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 – Restatement of financial statements

In connection with the preparation of our audited financial statements for the years ended December 31, 2006 and 2005, we determined that there were errors in accounting treatment and reported amounts in our previously filed financial statements.  As a result, we determined to restate our financial statements for the year ended December 31, 2006.  The restatements are included in this Annual Report on Form 10-KSB/A (Amendment No. 2).

These restated financial statements include adjustments related primarily to the following:

Stockholders’ Equity.  The Company has restated its December 31, 2006 financial statements to reflect the revaluation of compensation paid to an executive officer.  The resulting addition to executive compensation expense and reduction to additional paid-in capital totaled $2,453,756 for the year ended December 31, 2006.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheets, Statements of Operations, Statement of Stockholders’ Equity and Statements of Cash Flows.

Balance Sheets as of December 31, 2006

	As of December 31, 2006
	As
	Previously
	Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$5,047,968	$-	$5,047,968
Certificates of deposit	2,014,767		2,014,767
Inventory	-		-
Prepaid expenses	88,885	-	88,885
Total current assets	7,151,620	-	7,151,620

Fixed assets, net	777,813	-	777,813

	$7,929,433	$-	$7,929,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594,075	$-	$594,075
Payroll liability	12,404	-	12,404
Total current liabilities	606,479	-	606,479

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 112,999,906 and 64,058,974 shares issued
and outstanding as of 12/31/06 and 12/31/05, respectively	113,000		113,000
Additional paid-in capital	19,334,643	2,453,756	21,788,399
(Deficit) accumulated during development stage	(12,124,689)	(2,453,756)	(14,578,445)
	7,322,954	-	7,322,954

	$7,929,433	$-	$7,929,433

F17

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 - Restatement of financial statements (Continued)

Statements of Operations for the year ended December 31, 2006 and for the period from April 21, 1999 (Inception) to December 31, 2006

	For the year ended			April 21, 1999 (Inception) to
	December 31, 2006			December 31, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated

Revenue	$-	$-	$-	$851	$-	$851
Cost of goods sold	-	-	-	506	-	506

Gross profit	-	-	-	345		345

Expenses:
Depreciation	20,166	-	20,166	21,087	-	21,087
Executive compensation	341,250	2,453,756	2,795,006	341,250	2,453,756	2,795,006
Licenses and permits	8,222,572	-	8,222,572	8,222,572	-	8,222,572
General and administrative expenses	1,930,029	-	1,930,029	2,010,132	-	2,010,132
Research and Development	1,088,104	-	1,088,104	1,088,104	-	1,088,104
Total expenses	11,602,121	2,453,756	14,055,877	11,683,145	2,453,756	14,136,901

Operating Loss	(11,602,121)	(2,453,756)	(14,055,877)	(11,682,800)	(2,453,756)	(14,136,556)

Other income
Interest income	14,905	-	14,905	14,907	-	14,907
Total other income	14,905	-	14,905	14,907	-	14,907

Other expenses:
Interest expense	456,796	-	456,796	456,796	-	456,796
Total other expenses	456,796	-	456,796	456,796	-	456,796

Loss from operations before income taxes	(12,044,012)	(2,453,756)	(14,497,768)	(12,124,689)	(2,453,756)	(14,578,445)

Provision for income taxes	-	-	-	-	-	-

Net (loss)	$(8,610,979)	$(2,453,756)	$(14,497,768)	$(12,124,689)	$(2,453,756)	$(14,578,445)

Weighted average number of
common shares outstanding – basic and fully diluted	82,866,709	-	82,866,709

Net (loss) per share – basic and fully diluted	$(0.15)	$(0.13)	$(0.18)

F18

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 – Restatement of financial statements (Continued)

Statement of Stockholders’ Equity

	As
	Previously
	Stated	Adjustments	As Restated

For the year ended December 31, 2006

Shares issued for services
Additional paid-in capital	13,750	2,453,756	2,467,506
Total stockholders’ equity	21,250	2,453,756	2,475,006

Net (loss) for the year ended December 31, 2006
(Deficit) accumulated during development stage	(12,044,012)	(2,453,756)	(14,497,768)
Total stockholders’ equity	(12,044,012)	(2,453,756)	(14,497,768)

Balance, December 31, 2006
Additional paid-in capital	19,334,643	2,453,756	21,788,399
(Deficit) accumulated during development stage	(12,124,689)	(2,453,756)	(14,578,445)

F20

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 – Restatement of financial statements (Continued)

Statements of Cash Flows for the year ended December 31, 2006 and for the period from April 21, 1999 (Inception) to December 31, 2006

	For the year ended			April 21, 1999 (Inception) to
	December 31, 2006			December 31, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(12,044,012)	$(2,453,756)	$(14,497,768)	$(12,124,689)	$(2,453,756)	$(14,578,445)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	21,250	2,453,756	2,475,006	21,250	2,453,756	21,250
Shares issued for services	-	-	-	1,000	-	1,000
Shares issued for licenses	8,217,391	-	8,217,391	8,217,391	-	8,217,391
Depreciation	20,166	-	20,166	21,087	-	21,087
Warrants issued with notes payable	382,656	-	382,656	382,656	-	382,656
Stock split adjustments	-		-	38,412		38,412
Changes in operating assets and liabilities:		-			-
(Increase) decrease in inventory	2,453	-	2,453	-	-	-
(Increase) in prepaid expenses	(88,885)	-	(88,885)	(88,885)	-	(88,885)
Increase in accounts payable	594,075	-	594,075	594,075	-	594,075
Increase in payroll liabilities	12,404	-	12,404	12,404	-	12,404
Net cash (used) by operating activities	(2,882,502)	-	(2,882,502)	(2,925,299)	-	(2,925,299)

Cash flows from investing activities
Purchase of fixed assets	(796,075)	-	(796,075)	(798,900)	-	(798,900)
Purchase of certificates of deposit	(2,014,767)		(2,014,767)	(2,014,767)		(2,014,767)
Net cash (used) by investing activities	(2,810,842)	-	(2,810,842)	(2,813,667)	-	(2,813,667)

Cash flows from financing activities
Proceeds from notes payable	1,425,000	-	1,425,000	1,425,000	-	1,425,000
Repayments of notes payable	(1,425,000)		(1,425,000)	(1,425,000)		(1,425,000)
Issuances of common stock	10,735,434	-	10,735,434	10,786,934	-	10,786,934
Net cash provided by financing activities	10,735,434	-	10,735,434	10,786,934	-	10,786,934

Net (decrease) increase in cash	5,042,090	-	5,042,090	5,047,968	-	5,047,968
Cash – beginning	5,878	-	5,878	-	-	-
Cash – ending	$5,047,968	$-	$5,047,968	$5,047,968	$-	$5,047,968

Supplemental disclosures:
Interest paid	$59,140	$-	$59,140	$59,140	$-	$59,140
Income taxes paid	$-	$-	$-	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$21,250	2,453,756	$2,475,006	$21,250	2,453,756	$2,475,006
Number of shares issued for executive compensation	7,500,018		7,500,018	7,500,018		7,500,018

Shares issued for services	$-		$-	$1,000		$1,000
Number of shares issued for services	-		-	35,294,200		35,294,200

Shares issued for licenses	$8,217,391		$8,217,391	$8,217,391		$8,217,391
Number of shares issued for licenses	5,869,565		5,869,565	5,869,565		5,869,565

Amortization of warrants issued for financing costs	$382,656		$382,656	$382,656		$382,656
Number of shares issued for services	2,971,429		2,971,429	2,971,429		2,971,429

F21

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 – Restatement of financial statements (Continued)

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised.

F22

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Jonathan R. Read	2006	120,000			2,475,006
CEO and President

Harold W. Sciotto	2006	120,000
Secretary and Treasurer	2005

Howard A. Foote (2)	2006	60,000		100,000(1)
CTO

Elliott Winfield (2)	2006	60,000

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

As described above on February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties received common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and and Mr. Harlod Sciotto, an officer and director of the Company. The shares were owned by Mr. Sciotto and not the company. The escrow also provided for: (1) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (2) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.  The 6,000,000 shares were cancelled immediately upon receipt at their par value amount of $6,000 and that paid in capital was reduced by that amount.  The value of the shares transferred was based upon market value ($1,200,000) at the time of the transaction and have been reflected as an expense in our financial statements with a corresponding credit to paid in capital in accordance with SEC bulletins topic 5:T.

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

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	July 11, 2007
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	July 11, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	July 11, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	July 11, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	July 11, 2007
Jerry Y. S. Lin