Form 10QSB/A
period 2007-03-31
ECOTALITY, INC.
filed 2007-07-13
CIK 1301206

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

ECOTALITY, INC.
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

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Balance Sheet

(unaudited)

March 31,
2007
Assets	(RESTATED)

Current assets:
Cash	$3,124,771
Prepaid expenses	83,341
Certificate of Deposit	2,036,510
Total current assets	5,244,622

Fixed assets
Building	575,615
Computers and Equipment	38,455
Vehicle	795,848
Accumulated Depreciation	(69,174)
Total Fixed Assets	1,340,744

Total Assets	6,585,366

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	506,968
Payroll liabilities	13,585
Total current liabilities	520,553

Long Term Liabilities
Mortgage Payable	287,500
Total Long Term Liabilities	287,500

Total Liabilities	808,053

Stockholders' equity
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 106,999,906 shares issued and outstanding	107,000
Additional paid-in capital	22,994,399
(Deficit) accumulated during development stage	(17,324,086)
Total Stockholders' Equity	5,777,313

Total Liabilities and Stockholders' Equity	$6,585,366

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Operations

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
	(RESTATED)	(RESTATED)	(RESTATED)
Revenue	$-	$-	$851
Cost of Goods Sold	-	-	506
Gross Profit			345

Expenses:
Depreciation	48,087	141	69,174
Executive compensation	77,140	2,477,110	2,812,146
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	464,054	322,815	2,474,186
Licenses and Permits	1,339	-	8,223,911
Research and development	373,530	350,000	1,461,634
Settlement Expense	1,800,000	-	1,800,000
Total expenses	2,764,150	3,150,066	16,901,051

Operating loss	(2,764,150)	(3,150,066)	(16,900,706)

Other income:
Interest income	21,743	-	36,650
Total other income	21,743	-	36,650

Other expenses:
Interest expense	3,234	21,606	460,030
Total other expenses	3,234	21,606	460,030

Loss from operations before income taxes	(2,745,641)	(3,171,672)	(17,324,086)

Provision for income taxes	-	-	-

(Loss) from continuing operations	(2,745,641)	(3,171,672)	(17,324,086)

Net (loss)	$(2,745,641)	$(3,171,672)	$(17,324,086)

Weighted average number of
common shares outstanding - basic and fully diluted	110,066,566	67,548,590

Net (loss) per share - basic and fully diluted
Continuing operations	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Cash Flows

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(2,745,641)	$(3,171,672)	$(17,324,086)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	-	2,475,006	2,475,006
Shares issued for services	-	-	1,000
Shares issued for licenses	-	-	8,217,391
Shares issued for settlement	1,200,000	-	1,200,000
Depreciation	48,087	141	69,174
Warrants issued with notes payable	-	26	382,656
Stock split adjustments	-	-	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	2,453	-
(Increase) in interest income from Certificate of Deposit	(21,743)	-	(36,510)
(Increase) in prepaid expenses	5,543	(95,400)	(83,341)
Increase in accounts payable	(87,107)	3,500	506,968
Increase in accrued interest	-	4,192	-
Increase in payroll liabilities	1,183	8,075	13,585
Net cash (used) by operating activities	(1,599,678)	(773,679)	(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(611,019)	-	(1,409,918)
Purchase of Certificate of Deposit	-	-	(2,000,000)
Net cash (used) by investing activities	(611,019)	-	(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500	-	287,500
Proceeds from notes payable	-	750,000	1,425,000
Repayments of notes payable	-	-	(1,425,000)
Issuance of common stock	-	375,000	10,786,934
Net cash provided by financing activities	287,500	1,125,000	11,074,434

Net (decrease) increase in cash	(1,923,197)	351,321	3,124,771
Cash - beginning	5,047,968	5,878	-
Cash - ending	$3,124,771	$357,199	$3,124,771

Supplemental disclosures;
Interest paid	$3,234	$15,000	$62,374
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services executive compensation	$-	$2,745,006	$2,745,006
Number of shares issued for executive compensation	-	7,500,018	7,500,018

Share issued for services	$-	$-	$1,000
Number of shares issued for services	-	-	35,294,200

Share issued for licenses	$-	$-	$8,217,391
Number of shares issued for licenses	-	-	5,869,565

Share issued for financing costs	$-	$-	$382,656
Number of shares issued for financing costs	-	-	2,971,429

Shares issued for settlement	$1,200,000	$-	$1,200,000
Number of shares issued for settlement	1,500,000	-	1,500,000

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

The former business of the Company was to market a private-label bio-degradable product line.  During the year ended December 31, 2006, the board of directors changed the Company's focus toward developing an electric power cell technology.

Note 3 - Fixed assets

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

(Unaudited)

Note 4 - Debt and interest expense

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

In connection with the February 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $92 was attributed to the value of the notes, which amount is being amortized over a period of six months.  As of December 31, 2006, a total of $92 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On July 7, 2006, the Company raised $275,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $6,724.

In connection with the July 7, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $223,391 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months.  As of December 31, 2006, a total of $223,391 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On August 3, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $1,668.

In connection with the August 3, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $79,079 was attributed to the value of the notes, which amount is being amortized over a period of approximately five months.  As of December 31, 2006, a total of $79,079 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On September 9, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $552.

In connection with the September 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company's par value common stock.  Resultantly, a discount of $80,094 was attributed to the value of the notes, which amount is being amortized over a period of approximately four months.  As of December 31, 2006, a total of $80,094 has been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

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

Note 6 - Stockholders' equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 14,647,094 shares of its $0.001 par value common stock in exchange for cash of $41,500.

On February 15, 2006, the Company issued 7,500,018 shares of its $0.001 par value common stock to an individual who is an officer and director as executive compensation valued at $140,250, calculated at the fair market value of $0.33, on March 2, 2006 when the company began trading shares of stock..

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

On February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties received common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and and Mr Harlod Sciotto, an officer and director of the Company. The shares were owned by Mr Sciotto and not the company. The escrow also provided for: (1) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (2) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.  The 6,000,000 shares were cancelled immediately upon receipt at their par value amount of $6,000 and that paid in capital was reduced by that amount.  The value of the shares transferred was based upon market value ($1,200,000) at the time of the transaction and have been reflected as an expense in our financial statements with a corresponding credit to paid in capital in accordance with SEC bulletins topic 5:T.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 7 - Warrants

As of January 1, 2006, there were no warrants outstanding.

On February 9, 2006, the Company issued warrants to purchase shares of the Company's par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,071,429 shares of common stock of the Company for an aggregate purchase price of $375,000 or $0.35 a share.  The aggregate fair value of such warrants totaled $92 based on the Black Schoeles Merton pricing model using the following estimates:  4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months.  On March 23, 2006, all of these warrants were exercised for total gross proceeds of $375,000.

On July 7, 2006, the Company issued warrants to purchase shares of the Company's par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,100,000 shares of common stock of the Company for an a purchase price of $1,562,00 or $1.42 a share.  The aggregate fair value of such warrants totaled $223,391 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On August 3, 2006, the Company issued warrants to purchase shares of the Company's par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $496,000 or $1.24 a share.  The aggregate fair value of such warrants totaled $79,079 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On September 6, 2006, the Company issued warrants to purchase shares of the Company's par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $528,000 or $1.32 a share.  The aggregate fair value of such warrants totaled $80,094 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

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

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  "If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares"  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as "penalty shares" in aggregate cannot exceed 10% of the number of shares originally subscribed..  As of March 31, 2007 the Company  has not incurred any penalties (compensatory or otherwise) and has not reserved any amounts for incurring any penalties in conjunction with this registration.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 7 - Warrants (Continued)

The following is a summary of the status of all of the Company's stock warrants as of March 31, 2007 and changes during the three months ended:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$ 0.00
Granted	1,071,429	$ 0.35
Exercised	(1,071,429)	$ 0.35
Cancelled	0	$ 0.00
Outstanding at March 31, 2006	0	$ 0.00
Granted	8,799,982	$ 0.57
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2006	8,799,982	$ 0.57
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2007	8,799,982	$ 0.57
Warrants exercisable at March 31, 2007	8,799,982	$ 0.57

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2007

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.35	6,899,982	4.58	$ 0.35
$ 1.24 - $ 1.42	1,900,000	4.32	$ 1.36
	8,799,982	4.52	$ 0.57

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.35	6,899,982	$ 0.35
$ 1.24-$ 1.42	1,900,000	$ 1.36
	8,799,982	$ 0.57

Note 8 - Commitments and contingencies

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

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 8 - Commitments and contingencies (continued)

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

Note 9 - Restatement of financial statements

In connection with the preparation of our unaudited financial statements for the three month periods ended March 31, 2007 and 2006, we determined that there were errors in accounting treatment and reported amounts in our previously filed financial statements.  As a result, we determined to restate our financial statements for the three month periods ended March 31, 2007 and 2006.  The restatements are included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1).

These restated financial statements include adjustments related primarily to the following:

Stockholders' Equity.  The Company has restated its financial statements for the three months ended March 31, 2007 and 2006 to reflect the revaluation of compensation paid to an executive officer.  The resulting addition to executive compensation expense and reduction to additional paid-in capital totaled $2,453,756 for the three month periods ended March 31, 2007 and 2006.

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet, Statements of Operations and Statements of Cash Flows.

Balance Sheet as of March 31, 2007

	As of March 31, 2007
	Previously Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$3,124,771	$-	$3,124,771
Prepaid expenses	83,341	-	83,341
Certificates of deposit	2,036,510		2,036,510
Total current assets	5,244,622	-	5,244,622

Fixed assets
Building	575,615		575,615
Computers and Equipment	38,455		38,455
Vehicle	795,848		795,848
Accumulated Depreciation	(69,174)		(69,174)
Total Fixed Assets	1,340,744		1,340,744

	6,585,366	-	6,585,366

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	506,968	-	506,968
Payroll liabilities	13,585	-	13,585
Total current liabilities	520,553	-	520,553

Long Term Liabilities
Mortgage Payable	287,500		287,500
Total Long Term Liabilities	287,500		287,500

Total Liabilities	808,053		808,053

Stockholders' equity
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 106,999,906 shares issued and outstanding	107,000		107,000
Additional paid-in capital	20,540,643	2,453,756	22,994,399
(Deficit) accumulated during development stage	(14,870,330)	(2,453,756)	(17,324,086)
Total Stockholders' Equity	5,777,313	-	5,777,313

Total Liabilities and Stockholders' Equity	$6,585,366	$-	$6,585,366

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

Statements of Operations for the three month periods ended March 31, 2007 and 2006

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Revenue	$-	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-	-

Gross profit	-	-	-	-		-

Expenses:
Depreciation	48,087	-	48,087	141	-	141
Executive compensation	77,140	-	77,140	23,354	2,453,756	2,477,110
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	464,054	-	464,054	322,815	-	322,815
Licenses and permits	1,339	-	1,339	-	-	-

Research and Development	373,530	-	373,530	350,000	-	350,000
Settlement expense	-	1,800,000	1,800,000	-	-	-
Total expenses	964,150	1,800,000	2,764,150	696,310	2,453,756	3,150,066

Operating Loss	(964,150)	(1,800,000)	(2,764,150)	(696,310)	(2,453,756)	(3,150,066)

Other income
Interest income	21,743	-	21,743	-	-	-
Total other income	21,743	-	21,743	-	-	-

Other expenses:
Interest expense	3,234	-	3,234	21,606	-	21,606
Settlement expense	1,800,000	(1,800,000)	-	-	-	-
Total other expenses	1,803,234	(1,800,000)	3,234	21.606	-	21,606

Loss from operations before income taxes	(2,745,641)	-	(2,745,641)	(717,916)	(2,453,756)	(3,171,672)

Provision for income taxes	-	-	-	-	-	-

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

Statements of Operations for the three month periods ended March 31, 2007 and 2006

(Loss) from continuing operations	(2,745,641)	-	(2,745,641)	(717,916)		(3,171,672)

Net (loss)	$(2,745,641)	-	$(2,745,641)	$(717,916)	$(2,453,756)	$(3,171,672)

Weighted average number of
common shares outstanding - basic and fully diluted	110,006,566	-	110,006,566	67,548,590		67,548,590

Net (loss) per share - basic and fully diluted	$(0.02)	$-	$(0.02)	$(0.01)		$(0.01)

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

Statements of Operations for period from April 21, 1999 (Inception) to March 31, 2007

	April 21, 1999 (Inception) to
	March 31, 2007
	As
	Previously
	Stated	Adjustments	As Restated
Revenue	$851	$-	$851
Cost of goods sold	506	-	506
Gross profit	345	-	345

Expenses:
Depreciation	69,174	-	69,174
Executive compensation	418,390	2,393,756	2,812,146
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	2,474,186	-	2,474,186
Licenses and permits	8,223,911	-	8,223,911
Research and Development	1,461,634	-	1,461,634
Settlement expense	-	-	1,800,000
Total expenses	12,647,295	4,253,756	16,901,051

Operating Loss	(12,646,950)	(4,253,756)	(16,900,706)

Other income
Interest income	36,650	-	36,650
Total other income	36,650	-	36,650

Other expenses:
Interest expense	460,030	-	460,030
Settlement expense	1,800,000	-	-
Total other expenses	2,260,030	(1,800,000)	460,030

Loss from operations before income taxes	(14,870,330)	(2,453,756)	(17,324,086)

Provision for income taxes	-	-	-

(Loss) from continuing operations	(14,870,330)	(2,453,756)	(17,324,086)

Net (loss)	$(14,870,330)	$(2,453,756)	$(17,324,086)

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

Statements of Cash Flows for the three months ended March 31, 2006 and for the period from April 21, 1999 (Inception) to March 31, 2007

	For the three months ended			April 21, 1999 (Inception) to
	March 31, 2007			March 31, 2007
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(717,916)	(2,453,756)	$(3,171,672)	$(14,870,330)	(2,453,756)	$(17,324,086)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	21,250	2,453,756	2,475,006	21,250	2,453,756	2,475,006
Shares issued for services	-		-	1,000		1,000
Shares issued for licenses	-		-	8,217,391		8,217,391
Shares issued for settlement	-		-	1,200,000		1,200,000
Depreciation	141		141	69,174		69,174
Warrants issued with notes payable	26		26	382,656		382,656
Stock split adjustments	-		-	38,412		38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453		2,453	-		-
(Increase) in Certificate of Deposit	-		-	(36,510)		(36,510)
(Increase) in prepaid expenses	(95,400)		(95,400)	(83,341)		(83,341)
Increase in accounts payable	3,500		3,500	506,968		506,968
Increase in accrued interest	4,192		4,192	-		-
Increase in payroll liabilities	8,075		8,075	13,585		13,585
Net cash (used) by operating activities	(773,679)		(773,679)	(4,539,745)		(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	-		-	(1,409,918)		(1,409,918)
Purchase of Certificate of Deposit	-		-	(2,000,000)		(2,000,000)
Net cash (used) by investing activities	-		-	(3,409,918)		(3,409,918)

Cash flows from financing activities
Mortgage payable	-		-	287,500		287,500
Proceeds from notes payable	750,000		750,000	1,425,000		1,425,000
Repayments of notes payable	-		-	(1,425,000)		(1,425,000)
Issuance of common stock	375,000		375,000	10,786,934		10,786,934
Net cash provided by financing activities	1,125,000		1,125,000	11,074,434		11,074,434

Net (decrease) increase in cash	351,321		351,321	3,124,771		3,124,771
Cash - beginning	5,878		5,878	-		-
Cash - ending	$357,199		$357,199	$3,124,771		$3,124,771

Ecotality, Inc

(formerly Alchemy Enterprises, Ltd.)

 (a Development Stage Company)

Notes to Restated Financial Statements

(Unaudited)

Note 9 - Restatement of financial statements (Continued)

Statements of Cash Flows for the three months ended March 31, 2006 and for the period from April 21, 1999 (Inception) to March 31, 2007

Supplemental disclosures;
Interest paid	$15,000		$15,000	$62,374		$62,374
Income taxes paid	$-		$-	$-		$-

Non-cash transactions:
Shares issued for services executive compensation	$21,250	2,723,756	$2,745,006	$21,250	2,723,756	$2,745,006
Number of shares issued for executive compensation	7,500,018		7,500,018	7,500,018		7,500,018

Share issued for services	$-		$-	$1,000		$1,000
Number of shares issued for services	-		-	35,294,200		35,294,200

Share issued for licenses	$-		$-	$8,217,391		$8,217,391
Number of shares issued for licenses	-		-	5,869,565		5,869,565

Share issued for financing costs	$-		$-	$382,656		$382,656
Number of shares issued for financing costs	-		-	2,971,429		2,971,429

Shares issued for settlement	$-		$-	$1,200,000		$1,200,000
Number of shares issued for settlement	-		-	1,500,000		1,500,000

Note 10 - Subsequent Events

On June 11, 2007, we signed an agreement to purchase the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  The company is significantly smaller than we are and will not in our judgement require us to provide audited financial statements if we complete the purchase of it.  We intend to operate FuelCellStore.com through our recently incorporated wholly-owned subsidiary, Ecotality Stores, Inc.

We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock upon closing of the transaction which currently is in process.  We have identified $179,775 in merchandisable inventory through a physical count, $8,600 in fixed assets including furniture, fixtures and equipment using estimated liquidation values as the basis for establishing depreciation schedules going forward, and approximately $23,500 in current accounts receivable.  These amounts are preliminary and subject to change until the final closing documents are signed.  The difference between the assets identified above and the selling price will be allocated to goodwill.  In consultation with our independent accountant we believe the goodwill will be deemed to be impared and written off.

Changes in and Disagreements with Accountants

On January 25, 2007, our Audit Committee approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants.  None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP's report on our financial statements as of and for the years ended December 31, 2005 and 2004.

During the Registrant's two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy's actual results may differ materially from those indicated by the forward-looking statements.

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

Overview

We were incorporated in the State of Nevada on April 21, 1999, as a marketer of private-label biodegradable cleaning chemicals.  On February 15, 2006, we entered into and closed a Technology Contribution Agreement with Howard Foote and Elliot Winfield ("Transferors"), pursuant to which we acquired all of Transferors' right, title and interest in and to a certain electric power cell ("EPC") technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the "Technology").  As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC technology.

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

On March 19, 2007, we received a memorandum from the National Aeronautics and Space Administration's Jet Propulsion Laboratory reporting that significant performance advancements have been made with regard to the Hydratus™, an on-demand hydrogen storage and delivery system fueled by magnesium and water, JPL has been developing on our behalf.  In summary, the JPL memo states that, in laboratory tests of the modified Hydratus™, the following has occurred:

1.

Hydrogen-fuel storage capacity, by weight for the entire system, has increased from 4.7% to between 8% and 9%, depending on operating mode, allowing the modified Hydratus™ to meet the Department of Energy's 2010 goal of 6% hydrogen storage capacity.

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

Management's Discussion

Operating Expenses

Total expenses for the three month period ended March 31, 2007 were $2,764,150.  Approximately 13% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the three months ended March 31, 2007, we incurred $464,056 in general and administrative expenses, of which $119,475 can be attributed to legal, and professional fees related to registration of our common stock, the settlement with Foote and Winfield, and public entity accounting and reporting requirements. In addition, we incurred $77,140 in executive compensation and $48,087 in depreciation. During the quarter ended March 31, 2007, we entered into a Settlement Agreement, pursuant to which a total of $1,800,000 has been recognized as an operating expense

In comparison, total expenses during the three month period ended March 31, 2006 were $3,150,066.  A material component of total expenses during this period was attributable to $350,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to research and development expenses, for the three months ended March 31, 2006 we also incurred $322,815 in general and administrative expenses, $2,477,110 in executive compensation and $141 in depreciation.

We continued to not realize operating revenues during the three month period ended March 31, 2007 and our operating loss for the period was $2,764,150 while our operating loss from inception to March 31, 2007 was $14,136,556.  We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage as indicated above.  As a result, we do not currently have any revenue generating potential and will not until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance.

In comparison, our operating loss for the period ended March 31, 2006 was $3,150,066.

For the three months ended March 31, 2007, we realized total other income of $21,743, consisting solely of interest income.  We also incurred interest expense in the amount of $3,234 during the three months ended March 31, 2007 compared to the $21,606 incurred for the three months ended March 31, 2006.   After taking other income and expenses into account, our loss from continuing operations was $2,745,641 during the three months ended March 31, 2007 and $3,171,672 for the three months ended March 31, 2006.

During the three months ended March 31, 2007 we acquired fixed assets including an office facility at a purchase price of $575,000, additional computer equipment for $15,171 and made enhancements to our hydrogen powered bus for $20,848.

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

Management's Plan of Operation

As described in Liquidity and Capital Resources, above, we raised gross proceeds of $12,074,935 in a private placement.  The warrants underlying the common shares issued in connection with this private placement may generate up to an additional $2,414,888 in capital over the next four (4) years beginning fiscal year 2007.  As of January 1, 2007 we had available to us approximately $7,062,735 to meet our operating requirements.  In planning for fiscal year 2007, to achieve our research and development goals we developed an overall operating budget of $3,650,000, including $2,100,000 for research and development projects.  In addition, we identified the following other major costs: (1) $717,000 for officer ($400,000) and employee ($317,000) compensation, (2) $425,000 for advertising, marketing, website and new media operations, and (3) $260,000 for professional and legal fees.  These identified categories and costs are generally consistent with our expenses incurred during the year ended December 31, 2006 and remain consistent with the three months ended March 31, 2007.  We do not anticipate the purchase or sale of any major capital equipment, nor do we anticipate adding a significant number of employees.  The compensation amounts indicated above for both officers and employees do not reflect any stock options or grants that may be awarded during the course of the year in accordance with our Stock Incentive Plan.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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