Form 10KSB/A
period 2006-12-31
ECOTALITY, INC.
filed 2007-08-02
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 4 to

Form 10-KSB/A

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

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

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒  No

The issuer’s revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “ETLY.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $0.87, which was the closing price on April 12, 2007, is $54,323,639.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 12, 2007 was 106,999,906.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXECUTIVE COMPENSATION
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS
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

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Ecotality, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

Total operating expenses during the year ended December 31, 2006 were $14,055,877, of which $8,222,572 is attributable to licenses and permits.  Of this amount, $8,217,391 (or approximately 99%) is attributable to the June 12, 2006 License Agreement, for which we issued 5,869,565 shares of our common stock to CalTech.  The material components of total operating expenses consisted of $1,930,209 in general and administrative expenses and $1,088,104 in research and development costs specifically related to the EPC technology. Approximately 92% of our general and administrative expenses can be attributed to four major categories; (1) professional fees in the amount of $760,917 for services performed to  obtain the necessary capital and other resources necessary to develop the technology, (2) $439,501 on public and investor relations, advertising and marketing , (3) $360,148 on website design, development, installation and operations, and (4) $206,649 in legal fees.  Approximately 87%, or $949,200, of the research and development expenses was paid to NASA in accordance with the task plan identified above.  Since our focus is research, development and the commercialization of technology, we expect to incur additional research and development costs for the foreseeable future.  In addition, during the year ended December 31, 2006 we paid $2,795,006 in executive compensation. Because the amount of executive compensation was a significant component of general and administrative expenses we separated the amount on our annual financial statement. When general and administrative expenses are considered together, fully 59% of the general and administrative expenses are attributed to executive compensation and $2,475,006 of the executive compensation reflects the value of the shares of our common stock issued to our CEO on February 15, 2006. We incurred $20,166 in depreciation expense related to our computer equipment and bus purchased from Hydrogenics.  Since our inception through December 31, 2006, we have purchased computer equipment for cost of $21,075 and a bus for $775,000, both of which, net of depreciation expense, is currently valued at $777,813.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Ecotality, Inc.

(a Development Stage Company)

Balance Sheets

as of

December 31, 2006 and 2005

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2006 and 2005,

and

for the period

April 21, 1999 (Date of Inception)

through

December 31, 2006

TABLE OF CONTENTS

Independent Registered Public Accounting Firm Report 2006

Independent Registered Public Accounting Firm Report 2005

Balance Sheets

Statements of Operations

Statement of Changes in Stockholders’ Equity

Statements of Cash Flows

Footnotes

 WEAVER & MARTIN

To the Board of Directors and Stockholders

Ecotality, Inc.

(Formerly Alchemy Enterprises, Ltd.)

Scottsdale, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Ecotality, Inc. (Formerly Alchemy Enterprises, Ltd.) as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  Ecotality, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecotality, Inc. (Alchemy Enterprises, Ltd.) as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the financial statements have been restated for the correction of an error in the valuation of shares given as executive compensation.

/s/
Weaver & Martin, LLC
Kansas City, Missouri

March 23, 2007, except as to the restatement discussed in Note 10 to the financial statements which is as of July 13, 2007

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

/s/ Beckstead and Watts, LLP

February 3, 2005

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Balance Sheets

	December 31,
	2006	2005
	(RESTATED)
Assets

Current assets:
Cash	$5,047,968	$5,878
Certificates of deposit	2,014,767	—
Inventory	—	2,453
Prepaid expenses	88,885	—
Total current assets	7,151,620	8,331

Fixed assets, net	777,813	1,904

	$7,929,433	$10,235

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$594,075	$—
Payroll liability	12,404	—
Total current liabilities	606,479	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 112,999,906 and 64,058,974 shares issued and outstanding as of 12/31/06 and 12/31/05, respectively	113,000	64,059
Additional paid-in capital	21,788,399	26,853
(Deficit) accumulated during development stage	(14,578,445)	(80,677)
Total stockholders’ equity	7,322,954	10,235

	$7,929,433	$10,235

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Operations

	For the years ended		April 21, 1999
	December 31,		(Inception) to
	2006	2005	December 31, 2006
	(RESTATED)		(RESTATED)
Revenue	$—	$851	$851
Cost of goods sold	—	506	506

Gross profit	—	345	345

Expenses:
Depreciation	20,166	788	21,087
Executive compensation	2,795,006	—	2,795,006
Licenses and permits	8,222,572	—	8,222,572
General and administrative expenses ($2,795,006 excluded because it is presented as separate line item above)	1,930,029	14,941	2,010,132
Research and development	1,088,104	—	1,088,104
Total expenses	14,055,877	15,729	14,136,901

Operating loss	(14,055,877)	(15,383)	(14,136,556)

Other income:
Interest income	14,905	—	14,907
Total other income	14,905	—	14,907

Other expenses:
Interest expense	456,796	—	456,796
Total other expenses	456,796	—	456,796

Loss from operations before income taxes	$(14,497,768)	$(15,383)	$(14,578,445)

Provision for income taxes	—	—	—

Net (loss)	$(14,497,768)	$(15,384)	$(14,578,445)

Weighted average number of common shares outstanding - basic and fully diluted	82,866,709	64,058,973

Net (loss) per share-basic and fully diluted	$(0.18)	$(0.00)

The accompanying notes are an integral part of these financial statements.

 Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statement of Stockholders’ Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage

Founders shares issued for services	35,294,200	$35,294	$—	$(34,294)	$1,000

Net (loss)
April 21, 1999
(Inception) to
December 31, 1999				(1,000)	(1,000)

Balance, December 31, 1999	35,294,200	35,294	—	(35,294)	—

Net (loss)
For the year ended
December 31, 2000				—	—

Balance, December 31, 2000	35,294,200	35,294	—	(35,294)	—

Net (loss)
For the year ended
December 31, 2001				—	—

Balance, December 31, 2001	35,294,200	35,294	—	(35,294)	—

Shares issued for cash	7,058,840	7,059	—	(2,059)	5,000

Net (loss)
For the year ended
December 31, 2002				(4,467)	(4,467)

Balance, December 31, 2002	42,353,040	42,353	—	(41,820)	533

Shares issued for cash	7,058,840	7,059	—	(2,059)	5,000

Net (loss)
For the year ended
December 31, 2003				(4,370)	(4,370)

Balance, December 31, 2003	49,411,880	49,412	—	(48,249)	1,163

Shares issued for cash	14,647,094	14,647	26,853		41,500

Net (loss)
For the year ended
December 31, 2004				(17,044)	(17,044)

Balance, December 31, 2004	64,058,974	64,059	26,853	(65,293)	25,619

Net (loss)
For the year ended
December 31, 2005				(15,384)	(15,384)

Balance, December 31, 2005	64,058,974	64,059	26,853	(80,677)	10,235

The accompanying notes are an integral part of these financial statements.

Shares issued for services	7,500,018	7,500	2,467,506		2,475,006

Warrants issued with note payable			382,656		382,656

Shares issued for cash from exercise of warrants	1,071,429	1,071	373,929		375,000

Shares issued for licenses	5,869,565	5,870	8,211,521		8,217,391

Shares issued for cash net of offering costs	34,499,920	34,500	10,325,934		10,360,434

Net (loss)
For the year ended
December 31, 2006				(14,497,768)	(14,497,768)

Balance, December 31, 2006	112,999,906	$113,000	$21,788,399	$(14,578,445)	$7,322,954

The accompanying notes are an integral part of these financial statements.

 Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Cash Flows

			April 21, 1999
	For the years ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
	(RESTATED)		(RESTATED)
Cash flows from operating activities
Net (loss)	$(14,497,768)	$(15,384)	$(14,578,445)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	2,475,006	—	2,475,006
Shares issued for services	—	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391
Depreciation	20,166	788	21,087
Warrants issued with notes payable	382,656	—	382,656
Stock split adjustments	—	—	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453	(2,453)	—
(Increase) in prepaid expenses	(88,885)	—	(88,885)
Increase in accounts payable	594,075	—	594,075
Increase in payroll liabilities	12,404	—	12,404
Net cash (used) by operating activities	(2,882,502)	(17,049)	(2,925,299)

Cash flows from investing activities
Purchase of fixed assets	(796,075)	(836)	(798,900)
Purchase of certificates of deposit	(2,014,767)	—	(2,014,767)
Net cash (used) by investing activities	(2,810,842)	(836)	(2,813,667)

Cash flows from financing activities
Proceeds from note payable	1,425,000	—	1,425,000
Repayments of notes payable	(1,425,000)	—	(1,425,000)
Issuances of common stock	10,735,434	—	10,786,934
Net cash provided by financing activities	10,735,434	—	10,786,934

Net increase (decrease) in cash	5,042,090	(17,885)	5,047,968
Cash – beginning	5,878	23,763	—
Cash – ending	$5,047,968	$5,878	$5,047,968

Supplemental disclosures:
Interest paid	$59,140	$—	$59,140
Income taxes paid	$—	$—	$—

Non-cash transactions:
Shares issued for executive compensation	$2,475,006	$—	$2,475,006
Number of shares issued for executive compensation	7,500,018	—	7,500,018

Shares issued for services	$—	$—	$1,000
Number of shares issued for services	—	—	35,294,200

Shares issued for licenses	$8,217,391	$—	$8,217,391
Number of shares issued for licenses	5,869,565	—	5,869,565

Amortization of warrants issued for financing costs	$382,656	$—	$382,656
Number of shares issued for services	2,971,429	—	2,971,429

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

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

The components of the Company’s deferred tax asset are as follows:

	As of December 31, 2006	As of December 31, 2005

Deferred tax assets:
Net operating loss carryforwards	$1,400,000	$14,370
Total deferred tax assets	1,400,000	14,370

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

On May 1, 1999, the Company issued 35,294,200 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $1,000, which has been recorded as general and administrative expense.

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

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  ”If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares”  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as “penalty shares” in aggregate cannot exceed 10% of the number of shares originally subscribed..  As of December 31, 2006, the Company  has not incurred any penalties (compensatory or otherwise) and has not reserved any amounts for incurring any penalties in conjunction with this registration.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2006 and 2005 and changes during the years ended on those dates:

	Number	Weighted-Average
	Of Shares	Exercise Price

Outstanding at December 31, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2006	0	$0.00
Granted	9,871,411	$0.54
Exercised	(1,071,429)	$0.35
Cancelled	0	$0.00
Outstanding at December 31, 2006	8,799,982	$0.57
Options exercisable at December 31, 2005	0	$0.00
Options exercisable at December 31, 2006	8,799,982	$0.57

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2006:

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.35	6,899,982	4.83	$0.35
$ 1.24–$ 1.42	1,900,000	4.57	$1.36
	8,799,982	4.77	$1.36

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price

$ 0.35	6,899,982	$0.35
$ 1.24–$ 1.42	1,900,000	$1.36
	8,799,982	$0.57

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

Note 10 – Restatement of financial statements

In connection with the preparation of our audited financial statements for the years ended December 31, 2006 and 2005, we determined that there were errors in accounting treatment and reported amounts in our previously filed financial statements.  As a result, we determined to restate our financial statements for the year ended December 31, 2006.  The restatements are included in this Annual Report on Form 10-KSB/A (Amendment No. 4).

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

Balance Sheets as of December 31, 2006

	As of December 31, 2006
	As
	Previously
	Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$5,047,968	$—	$5,047,968
Certificates of deposit	2,014,767		2,014,767
Inventory	—		—
Prepaid expenses	88,885	—	88,885
Total current assets	7,151,620	—	7,151,620

Fixed assets, net	777,813	—	777,813

	$7,929,433	$—	$7,929,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594,075	$—	$594,075
Payroll liability	12,404	—	12,404
Total current liabilities	606,479	—	606,479

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 112,999,906 and 64,058,974 shares issued and outstanding as of 12/31/06 and 12/31/05, respectively	113,000		113,000
Additional paid-in capital	19,334,643	2,453,756	21,788,399
(Deficit) accumulated during development stage	(12,124,689)	(2,453,756)	(14,578,445)
	7,322,954	—	7,322,954

	$7,929,433	$—	$7,929,433

Statements of Operations for the year ended December 31, 2006 and for the period from April 21, 1999 (Inception) to December 31, 2006

	For the year ended			April 21, 1999 (Inception) to
	December 31, 2006			December 31, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated

Revenue	$—	$—	$-	$851	$—	$851
Cost of goods sold	—	—	—	506	—	506

Gross profit	—	—	—	345		345

Expenses:
Depreciation	20,166	—	20,166	21,087	—	21,087
Executive compensation	341,250	2,453,756	2,795,006	341,250	2,453,756	2,795,006
Licenses and permits	8,222,572	—	8,222,572	8,222,572	—	8,222,572
General and administrative expenses	1,930,029	—	1,930,029	2,010,132	—	2,010,132
Research and Development	1,088,104	—	1,088,104	1,088,104	—	1,088,104
Total expenses	11,602,121	2,453,756	14,055,877	11,683,145	2,453,756	14,136,901

Operating Loss	(11,602,121)	(2,453,756)	(14,055,877)	(11,682,800)	(2,453,756)	(14,136,556)

Other income
Interest income	14,905	—	14,905	14,907	—	14,907
Total other income	14,905	—	14,905	14,907	—	14,907

Other expenses:
Interest expense	456,796	—	456,796	456,796	—	456,796
Total other expenses	456,796	—	456,796	456,796	—	456,796

Loss from operations before income taxes	(12,044,012)	(2,453,756)	(14,497,768)	(12,124,689)	(2,453,756)	(14,578,445)

Provision for income taxes	—	—	—	—	—	—

Net (loss)	$(8,610,979)	$(2,453,756)	$(14,497,768)	$(12,124,689)	$(2,453,756)	$(14,578,445)

Weighted average number of common shares outstanding – basic and fully diluted	82,866,709	—	82,866,709

Net (loss) per share – basic and fully diluted	$(0.15)	$(0.03)	$(0.18)

Statement of Stockholders’ Equity

	As
	Previously
	Stated	Adjustments	As Restated

For the year ended December 31, 2006

Shares issued for services
Additional paid-in capital	13,750	2,453,756	2,467,506
Total stockholders’ equity	21,250	2,453,756	2,475,006

Net (loss) for the year ended December 31, 2006
(Deficit) accumulated during development stage	(12,044,012)	(2,453,756)	(14,497,768)
Total stockholders’ equity	(12,044,012)	(2,453,756)	(14,497,768)

Balance, December 31, 2006
Additional paid-in capital	19,334,643	2,453,756	21,788,399
(Deficit) accumulated during development stage	(12,124,689)	(2,453,756)	(14,578,445)

Statements of Cash Flows for the year ended December 31, 2006 and for the period from April 21, 1999 (Inception) to December 31, 2006

	For the year ended			April 21, 1999 (Inception) to
	December 31, 2006			December 31, 2006
	As			As
	Previously			Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(12,044,012)	$(2,453,756)	$(14,497,768)	$(12,124,689)	$(2,453,756)	$(14,578,445)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for executive compensation	21,250	2,453,756	2,475,006	21,250	2,453,756	21,250
Shares issued for services	—	—	—	1,000	—	1,000
Shares issued for licenses	8,217,391	—	8,217,391	8,217,391	—	8,217,391
Depreciation	20,166	—	20,166	21,087	—	21,087
Warrants issued with notes payable	382,656	—	382,656	382,656	—	382,656
Stock split adjustments	—		—	38,412		38,412
Changes in operating assets and liabilities:	—	—
(Increase) decrease in inventory	2,453	—	2,453	—	—	—
(Increase) in prepaid expenses	(88,885)	—	(88,885)	(88,885)	—	(88,885)
Increase in accounts payable	594,075	—	594,075	594,075	—	594,075
Increase in payroll liabilities	12,404	—	12,404	12,404	—	12,404
Net cash (used) by operating activities	(2,882,502)	—	(2,882,502)	(2,925,299)	—	(2,925,299)

Cash flows from investing activities
Purchase of fixed assets	(796,075)	—	(796,075)	(798,900)	—	(798,900)
Purchase of certificates of deposit	(2,014,767)		(2,014,767)	(2,014,767)		(2,014,767)
Net cash (used) by investing activities	(2,810,842)	—	(2,810,842)	(2,813,667)	—	(2,813,667)

Cash flows from financing activities
Proceeds from notes payable	1,425,000	—	1,425,000	1,425,000	—	1,425,000
Repayments of notes payable	(1,425,000)		(1,425,000)	(1,425,000)		(1,425,000)
Issuances of common stock	10,735,434	—	10,735,434	10,786,934	—	10,786,934
Net cash provided by financing activities	10,735,434	—	10,735,434	10,786,934	—	10,786,934

Net (decrease) increase in cash	5,042,090	—	5,042,090	5,047,968	—	5,047,968
Cash – beginning	5,878	—	5,878	—	—	—
Cash – ending	$5,047,968	$—	$5,047,968	$5,047,968	$—	$5,047,968

Supplemental disclosures:
Interest paid	$59,140	$—	$59,140	$59,140	$—	$59,140
Income taxes paid	$—	$—	$—	$—	$—	$—

Non-cash transactions:
Shares issued for executive compensation	$21,250	2,453,756	$2,475,006	$21,250	2,453,756	$2,475,006
Number of shares issued for executive compensation	7,500,018		7,500,018	7,500,018		7,500,018

Shares issued for services	$—		$—	$1,000		$1,000
Number of shares issued for services	—			35,294,200		35,294,200

Shares issued for licenses	$8,217,391		$8,217,391	$8,217,391		$8,217,391
Number of shares issued for licenses	5,869,565		5,869,565	5,869,565		5,869,565

Amortization of warrants issued for financing costs	$382,656		$382,656	$382,656		$382,656
Number of shares issued for services	2,971,429		2,971,429	2,971,429		2,971,429

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised.

CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of the Company’s restatement of the financial statements for the twelve months ended December 31,2006, management has reevaluated its disclosure controls and has deemed them ineffective.  The Company has made the following changes in its disclosure controls to make them effective for gathering, analyzing and disclosing the information the information the Company is required to disclose in the reports filed under the Securities and Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  These changes include adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials., reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education.  We believe our disclosure controls and internal controls are now effective.

The company’s management does not expect that its disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Summary Compensation Table

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Jonathan R. Read CEO and President	2006	120,000				2,475,006
Harold W. Sciotto	2006	120,000
Secretary and Treasurer	2005

Howard A. Foote (2) CTO	2006	60,000	100,000	(1)

Elliott Winfield (2)	2006	60,000

Notes:

(1)

Universal Power Vehicles was paid a total of $100,000 during the year ended December 31, 2006 for consulting services related to the development of our power cell technology.  UPV is owned and controlled by Howard A. Foote.

(2)	Messrs. Foote and Winfield are no longer employed by us.

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

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
	a.	Technology Contribution Agreement and Exhibits thereto (1)
	b.	License Agreement with California Institute of Technology (2)

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation filed on April 21, 1999 (3)
	b.	Amendment to Articles of Incorporation filed on November 27, 2006
	c.	Amendment to Articles of Incorporation filed on November 27, 2006
	d.	Amendment to Articles of Incorporation filed on November 27, 2006 (4)
	e.	Restated Bylaws (5)

10	Material Contracts
	a.	Purchase Order with Hydrogenics Corporation (4)
	b.	Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
	a.	Escrow Agreement(6)
	b.	Letter from NASA/Jet Propulsion Laboratories (8)

Notes:

(1)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

(2)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

(3)     Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

(4)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

(5)     Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

(6)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

(7)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

(8)     Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	August 1, 2007
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	August 1, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	August 1, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	August 1, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	August 1, 2007
Jerry Y. S. Lin