Form 10QSB/A
period 2007-03-31
ECOTALITY, INC.
filed 2007-08-02
CIK 1301206

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

Ecotality, Inc.

(A Development Stage Company)

Table of Contents

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

Balance Sheet

Statements of Operations

Statements of Cash Flows

Notes

Changes in and Disagreements with Accountants

Management’s Discussion and Plan of Operation

Controls and Procedures

PART II - OTHER INFORMATION

Legal Proceedings

Unregistered Sales of Equity Securities

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”).  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Balance Sheet

(unaudited)

March 31,
2007
(RESTATED)
Assets

Current assets:
Cash	$3,124,771
Prepaid expenses	83,341
Certificate of Deposit	2,036,510
Total current assets	5,244,622

Fixed assets
Building	575,615
Computers and Equipment	38,455
Vehicle	795,848
Accumulated Depreciation	(69,174)
Total Fixed Assets	1,340,744

Total Assets	6,585,366

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	506,968
Payroll liabilities	13,585
Contingent Liability-Potential Registration Rights Penalty	3,001,493
Total current liabilities	3,522,046

Long Term Liabilities
Mortgage Payable	287,500
Total Long Term Liabilities	287,500

Total Liabilities	3,809,546

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,999,906 shares issued and outstanding	107,000
Additional paid-in capital	22,994,399
(Deficit) accumulated during development stage	(20,325,579)
Total Stockholders’ Equity	2,775,820

Total Liabilities and Stockholders’ Equity	$6,585,366

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Operations

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
	(RESTATED)	(RESTATED)	(RESTATED)
Revenue	$—	$—	$851
Cost of Goods Sold	—	—	506
Gross Profit			345

Expenses:
Depreciation	48,087	141	69,174
Executive compensation	77,140	2,477,110	2,812,146
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	464,054	322,815	2,474,186
Licenses and Permits	1,339	—	8,223,911
Research and development	373,530	350,000	1,461,634
Settlement Expense	1,800,000	—	1,800,000
Total expenses	2,764,150	3,150,066	16,901,051

Operating loss	(2,764,150)	(3,150,066)	(16,900,706)

Other income:
Interest income	21,743	—	36,650
Total other income	21,743	—	36,650

Other expenses:
Interest expense	3,234	21,606	460,030
Accrued expense-potential registration rights penalty	3,001,493		3,001,493
Total other expenses	3,004,727	21,606	3,461,523

Loss from operations before income taxes	(5,747,134)	(3,171,672)	(20,325,579)

Provision for income taxes	—	—	—

(Loss) from continuing operations	(5,747,134)	(3,171,672)	(20,325,579)

Net (loss)	$(5,747,134)	$(3,171,672)	$(20,325,579)

Weighted average number of common shares outstanding - basic and fully diluted	110,066,566	67,548,590

Net (loss) per share - basic and fully diluted Continuing operations	$(0.05)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Cash Flows

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(5,747,134)	$(3,171,672)	$(20,325,579)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	—	2,475,006	2,475,006
Shares issued for services	—	—	1,000
Shares issued for licenses	—	—	8,217,391
Shares issued for settlement	1,200,000	—	1,200,000
Shares Accrued for registration penalty	3,001,493	0	3,001,493
Depreciation	48,087	141	69,174
Warrants issued with notes payable	—	26	382,656
Stock split adjustments	—	—	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—	2,453	—
(Increase) in interest income from Certificate of Deposit	(21,743)	—	(36,510)
(Increase) in prepaid expenses	5,543	(95,400)	(83,341)
Increase in accounts payable	(87,107)	3,500	506,968
Increase in accrued interest	—	4,192	—
Increase in payroll liabilities	1,183	8,075	13,585
Net cash (used) by operating activities	(1,599,678)	(773,679)	(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(611,019)	—	(1,409,918)
Purchase of Certificate of Deposit	—	—	(2,000,000)
Net cash (used) by investing activities	(611,019)	—	(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500	—	287,500
Proceeds from notes payable	—	750,000	1,425,000
Repayments of notes payable	—	—	(1,425,000)
Issuance of common stock	—	375,000	10,786,934
Net cash provided by financing activities	287,500	1,125,000	11,074,434

Net (decrease) increase in cash	(1,923,197)	351,321	3,124,771
Cash - beginning	5,047,968	5,878	—
Cash - ending	$3,124,771	$357,199	$3,124,771

Supplemental disclosures;
Interest paid	$3,234	$15,000	$62,374
Income taxes paid	$—	$—	$—

Non-cash transactions:
Stock compensation-Related Party	$—	$2,745,006	$2,745,006
Number of shares issued for executive compensation	—	7,500,018	7,500,018

Share issued for services	$—	$—	$1,000
Number of shares issued for services	—	—	35,294,200

Share issued for licenses	$—	$—	$8,217,391
Number of shares issued for licenses	—	—	5,869,565

Share issued for financing costs	$—	$—	$382,656
Number of shares issued for financing costs	—	—	2,971,429

Shares issued for settlement	$1,200,000	$—	$1,200,000
Number of shares issued for settlement	1,500,000	—	1,500,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company’s 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 6 - Stockholders’ equity

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

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  ”If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares”  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as “penalty shares” in aggregate cannot exceed 10% of the number of shares originally subscribed..  As of March 31, 2007 the Company  has not incurred any penalties (compensatory or otherwise), however,the Company has reserved $3,001,49 for incurring any penalties in conjunction with this registration.  The amount reserved is based upon the maximum number of shares that may be issued and the closing price of a share of common stockof $.87 on March 31, 2007.  No shares of the Company’s common stock have been issued.. Our financial statements have been restated to reflect this reservation.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2007 and changes during the three months ended:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$0.00
Granted	1,071,429	$0.35
Exercised	(1,071,429)	$0.35
Cancelled	0	$0.00
Outstanding at March 31, 2006	0	$0.00
Granted	8,799,982	$0.57
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2007	8,799,982	$0.57
Warrants exercisable at March 31, 2007	8,799,982	$0.57

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2007

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.35	6,899,982	4.58	$0.35
$ 1.24 - $ 1.42	1,900,000	4.32	$1.36
	8,799,982	4.52	$0.57

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.35	6,899,982	$0.35
$ 1.24-$ 1.42	1,900,000	$1.36
	8,799,982	$0.57

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

Expenses.  The Company has restated its financial statements for the three months ended March 31, 2007 to reflect the reclassification of the expenses of the settlement agreement with Foote, Winfield and UPV to operating expenses rather than as a part of non operating income and expenses.  The Company classified the $1,800,000 transaction as an operating expense as it pertains to patents and technology which is a basis of the Company’s business activities.

Non Operating Expense and Contingent Liability.  The Company has reserved $3,001,493 for incurring any penalties in conjunction with registering its common shares with the SEC.  The amount reserved is based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31, 2007.  No shares of the Company’s common stock have been issued. The company’s financial statements have been restated to reflect this reservation.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Balance Sheet, Statements of Operations and Statements of Cash Flows.

Balance Sheet as of March 31, 2007

	As of March 31, 2007
	Previously Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$3,124,771	$—	$3,124,771
Prepaid expenses	83,341	—	83,341
Certificates of deposit	2,036,510		2,036,510
Total current assets	5,244,622	—	5,244,622

Fixed assets
Building	575,615		575,615
Computers and Equipment	38,455		38,455
Vehicle	795,848		795,848
Accumulated Depreciation	(69,174)		(69,174)
Total Fixed Assets	1,340,744		1,340,744

	6,585,366	—	6,585,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	506,968	—	506,968
Payroll liabilities	13,585	—	13,585
Contingent Liability-Potential Registration Rights Penalty		3,001,493	3,001,493
Total current liabilities	520,553	3,001,493	3,522,046

Long Term Liabilities
Mortgage Payable	287,500	0	287,500
Total Long Term Liabilities	287,500		287,500

Total Liabilities	808,053	3,001,493	3,809,546

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,999,906 shares issued and outstanding	107,000		107,000
Additional paid-in capital	20,540,643	2,453,756	22,994,399
(Deficit) accumulated during development stage	(14,870,330)	(5,455,249)	(20,325,579)
Total Stockholders’ Equity	5,777,313	3,001,493	2,775,820

Total Liabilities and Stockholders’ Equity	$6,585,366	$—	$6,585,366

Statements of Operations for the three month periods ended March 31, 2007 and 2006

	For the three months ended March 31, 2007			For the three months ended March 31, 2006

	As Previously Stated	Adjustments	As Restated	As Previously Stated	Adjustments	As Restated
Revenue	$—	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—	—

Gross profit	—	—		—		—

Expenses:
Depreciation	48,087	—	48,087	141	—	141
Executive compensation	77,140	—	77,140	23,354	2,453,756	2,477,110
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	464,054	—	464,054	322,815	—	322,815
Licenses and permits	1,339	—	1,339	—	—	—

Research and Development	373,530	—	373,530	350,000	—	350,000
Settlement expense	—	1,800,000	1,800,000	—	—	—
Total expenses	964,150	1,800,000	2,764,150	696,310	2,453,756	3,150,066

Operating Loss	(964,150)	(1,800,000)	(2,764,150)	(696,310)	(2,453,756)	(3,150,066)

Other income
Interest income	21,743	—	21,743	—	—	—
Total other income	21,743	—	21,743	—	—	—

Other expenses:
Interest expense	3,234	—	3,234	21,606	—	21,606
Settlement expense	1,800,000	(1,800,000)		—	—	—
Accrued Expense-Potential Registration Rights Penalty		3,001,493	3,001,493
Total other expenses	1,803,234	1,201,493	3,004,727	21.606	—	21,606

Loss from operations before income taxes	(2,745,641)	(3,001,493)	(5,747,134)	(717,916)	(2,453,756)	(3,171,672)

Provision for income taxes	—	—	—	—	—	—

Statements of Operations for the three month periods ended March 31, 2007 and 2006

(Loss) from continuing operations	(2,745,641)	(3,001,493)	(5,747,134)	(717,916)	(2,453,756)	(3,171,672)

Net (loss)	$(2,745,641)	(3,001,493)	(5,747,134)	$(717,916)	$(2,453,756)	$(3,171,672)

Weighted average number of
common shares outstanding - basic and fully diluted	110,006,566	—	110,006,566	67,548,590		67,548,590

Net (loss) per share - basic and fully diluted	$(0.02)	$——	$(0.05)	$(0.01)		$(0.01)

Statements of Operations for period from April 21, 1999 (Inception) to March 31, 2007

	April 21, 1999 (Inception) to March 31, 2007

	As Previously Stated	Adjustments	As Restated
Revenue	$851	$—	$851
Cost of goods sold	506	—	506
Gross profit	345	—	345

Expenses:
Depreciation	69,174	—	69,174
Executive compensation	418,390	2,393,756	2,812,146
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	2,474,186	—	2,474,186
Licenses and permits	8,223,911	—	8,223,911
Research and Development	1,461,634	—	1,461,634
Settlement expense	—	1,800,000	1,800,000
Total expenses	12,647,295	4,253,756	16,901,051

Operating Loss	(12,646,950)	(4,253,756)	(16,900,706)

Other income
Interest income	36,650	—	36,650
Total other income	36,650	—	36,650

Other expenses:
Interest expense	460,030	—	460,030
Settlement expense	1,800,000	(1,800,000)	—
Accrued Expense-Potential Registration Rights Penalty		3,001,493	3,001,493
Total other expenses	2,260,030	1,201,493	3,461,523

Loss from operations before income taxes	(14,870,330)	(5,455,249)	(20,325,579)

Provision for income taxes	—	—	—

(Loss) from continuing operations	(14,870,330)	(5,455,249)	(20,325,579)

Net (loss)	$(14,870,330)	$(5,455,249)	$(20,325,579)

Statements of Cash Flows for the three months ended March 31, 2006 and for the three months ended March 31, 2007

	For the three months ended			For the three months ended
	March 31, 2006			March 31, 2007
	As Previously Stated	Adjustments	As Restated	As Previously Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(717,916)	(2,453,756)	$(3,171,672)	$(2,745,641)	(3,001,493)	$(5,747,134)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	21,250	2,453,756	2,475,006
Shares issued for services	—		—
Shares issued for licenses	—		—
Shares issued for settlement	—		—	1,200,000		1,200,000
Shares accrued for registration penalty	0	0	0	0	3,001,493	3,001,493
Depreciation	141		141	48,087		48,087
Warrants issued with notes payable	26		26
Stock split adjustments	—		—
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453		2,453
(Increase) in Certificate of Deposit	—		—	(21,743)		(21,743)
(Increase) in prepaid expenses	(95,400)		(95,400)	5,543		5,543
Increase in accounts payable	3,500		3,500	(87,107)		(87,107)
Increase in accrued interest	4,192		4,192	—		—
Increase in payroll liabilities	8,075		8,075	1,183		1,183
Net cash (used) by operating activities	(773,679)		(773,679)	(1,599,678)		(1,599,678)

Cash flows from investing activities
Purchase of fixed assets	—		—	(611,019)		(611,019)
Purchase of Certificate of Deposit	—		—
Net cash (used) by investing activities	—		—	(611,019)		(611,019)

Cash flows from financing activities
Mortgage payable	—		—	287,500		287,500
Proceeds from notes payable	750,000		750,000
Repayments of notes payable	—		—
Issuance of common stock	375,000		375,000
Net cash provided by financing activities	1,125,000		1,125,000	287,500		287,500

Net (decrease) increase in cash	351,321		351,321	(1,923,197)		(1,923,197)
Cash - beginning	5,878		5,878	5,047,968		5,047,968
Cash - ending	$357,199		$357,199	$3,124,771		$3,124,771

Statements of Cash Flows for the three months ended March 31, 2006 and the three months ended March 31, 2007

	Quarter ended March 31, 2006			Quarter ended March 31, 2007
	As			As
	previously		As	previously		As
	Stated	Adjustments	Restated	Stated	Adjustment	Restated
Supplemental disclosures;
Interest paid	$15,000		$15,000	$3,234		$3,234
Income taxes paid	$—		$—	$—		$—

Non-cash transactions:
Stock Compensation related Party	$21,250	2,723,756	$2,745,006	—		—
Number of shares issued for stock compensation—related party	7,500,018		7,500,018	—		—

Share issued for services	—		—	—		—
Number of shares issued for services	—		—	—		—

Share issued for licenses	—		—	—		—
Number of shares issued for licenses	—		—	—		—

Share issued for financing costs	—		—	—		—
Number of shares issued for financing costs	—		—	—		—

Shares issued for settlement	—		—	$1,200,000		$1,200,000
Number of shares issued for settlement	—		—	1,500,000		1,500,000

Statements of Cash Flows for the period from April 21, 1999 (Inception) to March 31, 2007

	April 21, 1999 (Inception) to March 31, 2007
	As Previously Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(14,870,330)	(5,455,249)	$(20,325,579)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	21,250	2,453,756	2,475,006
Shares issued for services	1,000		1,000
Shares issued for licenses	8,217,391		8,217,391
Shares issued for settlement	1,200,000		1,200,000
Accrued for penalty	0	3,001,493	3,001,493
Depreciation	69,174		69,174
Warrants issued with notes payable	382,656		382,656
Stock split adjustments	38,412		38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—		—
(Increase) in Certificate of Deposit	(36,510)		(36,510)
(Increase) in prepaid expenses	(83,341)		(83,341)
Increase in accounts payable	506,968		506,968
Increase in accrued interest	—		—
Increase in payroll liabilities	13,585		13,585
Net cash (used) by operating activities	(4,539,745)		(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(1,409,918)		(1,409,918)
Purchase of Certificate of Deposit	(2,000,000)		(2,000,000)
Net cash (used) by investing activities	(3,409,918)		(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500		287,500
Proceeds from notes payable	1,425,000		1,425,000
Repayments of notes payable	(1,425,000)		(1,425,000)
Issuance of common stock	10,786,934		10,786,934
Net cash provided by financing activities	11,074,434		11,074,434

Net (decrease) increase in cash	3,124,771		3,124,771
Cash - beginning	—		—
Cash - ending	$3,124,771		$3,124,771

Statements of Cash Flows for the period from April 21 (inception) to  the three months ended March 31, 2007

Supplemental disclosures;
Interest paid	$62,374		$62,374
Income taxes paid	$—		$—

Non-cash transactions:
Stock Compensation related Party	$21,250	2,723,756	$2,745,006
Number of shares issued for stock compensation-related party	7,500,018		7,500,018

Share issued for services	$1,000		$1,000
Number of shares issued for services	35,294,200		35,294,200

Share issued for licenses	$8,217,391		$8,217,391
Number of shares issued for licenses	5,869,565		5,869,565

Share issued for financing costs	$382,656		$382,656
Number of shares issued for financing costs	2,971,429		2,971,429

Shares issued for settlement	$1,200,000		$1,200,000
Number of shares issued for settlement	1,500,000		1,500,000

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

We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid, cash and  stock, of $539,000. We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assign a value to $179,775 in merchandise inventory, $8,600 in fixed assets, and approximately $23,500 in current accounts receivable.   We reviewed the intangible assets that we acquired, such as the customer data base, and internally developed software and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $327,125 will be allocated to goodwill and will be impaired and written off due to the lack of proven future cash flows generated by the assets acquired.

As of  April 5, 2007 we were obligated to issue 344,999 shares per week for a maximum of 10 weeks as a penalty to the investors of the private placement for failure to register their shares by that date.  We are currently obligated, therefore to issue an aggregate of 3,449,992 shares pro rata to the investors but are not required to register these shares. However,the Company has reserved $3,001,493  for incurring any penalties in conjunction with this registration.  The amount reserved is based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31, 2007.  No shares of the Company’s common stock have been issued. Our financial statements have been restated to reflect this reservation.

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

During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP’s satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no “reportable events” as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

On January 25, 2007, the Registrant engaged Weaver & Martin, CPAs, 411 Valentine, Suite 300, Kansas City, Missouri 64111, as its independent registered public accounting firm commencing January 25, 2007, for the fiscal year ended December 31, 2006.  During the most recent two fiscal years through January 25, 2007 (the date of engagement), neither the Registrant nor anyone engaged on its behalf has consulted with Weaver & Martin, CPAs regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Management’s Discussion

Operating Expenses

Total expenses for the three month period ended March 31, 2007 were $2,764,150.  Approximately 13% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the three months ended March 31, 2007, we incurred $464,056 in general and administrative expenses, of which $119,475 can be attributed to legal, and professional fees related to registration of our common stock, the settlement with Foote and Winfield, and public entity accounting and reporting requirements. In addition, we incurred $77,140 in executive compensation and $48,087 in depreciation. During the quarter ended March 31, 2007, we entered into a Settlement Agreement, pursuant to which a total of $1,800,000 has been recognized as an operating expense

In comparison, total expenses during the three month period ended March 31, 2006 were $3,150,066.  A material component of total expenses during this period was attributable to $350,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to research and development expenses, for the three months ended March 31, 2006 we also incurred $322,815 in general and administrative expenses, $2,477,110 in executive compensation. .Because the amount of executive compensation was a significant component of general and administrative expenses we separated the amount on our financial statement for the three months ended March 31, 2007 and March 31, 2006. When general and administrative expenses are considered together, fully 88% of the general and administrative expenses are attributed to executive compensation and $2,475,006 of the executive compensation reflects the value of the shares of our common stock issued to our CEO on February 15, 2006 .  We also incurred $141 in depreciation expense.

We continued to not realize operating revenues during the three month period ended March 31, 2007 and our operating loss for the period was $2,764,150 while our operating loss from inception to March 31, 2007 was $16,900,706.  We expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage as indicated above.  As a result, we do not currently have any revenue generating potential and will not until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance.

In comparison, our operating loss for the period ended March 31, 2006 was $3,150,066.

For the three months ended March 31, 2007, we realized total other income of $21,743, consisting solely of interest income.  We also incurred interest expense in the amount of $3,234 during the three months ended March 31, 2007 compared to the $21,606 incurred for the three months ended March 31, 2006.   In addition to these other  income and expense items,  we have reserved $3,001,493 for incurring any penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved is based upon the maximum number of shares that potentially may be issued and the closing price of a share of our common stock of $.87 on March 31, 2007.  No shares of the our common stock have been issued in conjunction with this reservation of shares. After taking other income and expenses into account, our loss from continuing operations was $5,747,134 during the three months ended March 31, 2007 and $3,171,672 for the three months ended March 31, 2006.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the the three months ended March 31, 2007, management has reevaluated its disclosure controls and has deemed them ineffective.  We have  made  the following changes to our disclosure controls  to make them effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  These changes include adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials., reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education.  We believe our disclosure controls and internal controls are now effective.

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

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was underwritten on a best efforts basis. In regards to the offering closed in May 2004, listed below are the factual circumstances which support the availability of Rule 504:

1.               At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, we are not now, nor were we at the time of the offering, considered to be an investment company. Finally, since inception, we have pursued a specific business plan, and continue to do so

We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In May 2004, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 830,000 shares of our common stock to a total of 30 shareholders. One of these purchasers is our sole officer and director, although at the time of purchase, he was not. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

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
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Amendment to Articles of Incorporation filed on November 27, 2006 (4)
e. Restated Bylaws (5)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation(4)
b. Settlement Agreement and Release(6)

16	Letter on change in certifying accountant(7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories(8)

Notes:

1.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.
2.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.
3.	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.
4.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.
5.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.
6.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.
7.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.
8.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

Date of 8-K	Items Disclosed on Form 8-K

January 30	Items 4.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

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