Form 10QSB/A
period 2007-03-31
ECOTALITY, INC.
filed 2007-08-13
CIK 1301206

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

Ecotality, Inc.

(formerly Alchemy Enterprises, Ltd.)

(a Development Stage Company)

Restated Statements of Cash Flows

(unaudited)

	Three Months Ended		April 21, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007
	(RESTATED)	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net (loss)	$(5,747,134)	$(3,171,672)	$(20,325,579)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	—	2,475,006	2,475,006
Shares issued for services	—	—	1,000
Shares issued for licenses	—	—	8,217,391
Shares issued for settlement	1,200,000	—	1,200,000
Shares Accrued for registration penalty	3,001,493	0	3,001,493
Depreciation	48,087	141	69,174
Warrants issued with notes payable	—	26	382,656
Stock split adjustments	—	—	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—	2,453	—
(Increase) in interest income from Certificate of Deposit	(21,743)	—	(36,510)
(Increase) in prepaid expenses	5,543	(95,400)	(83,341)
Increase in accounts payable	(87,107)	3,500	506,968
Increase in accrued interest	—	4,192	—
Increase in payroll liabilities	1,183	8,075	13,585
Net cash (used) by operating activities	(1,599,678)	(773,679)	(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(611,019)	—	(1,409,918)
Purchase of Certificate of Deposit	—	—	(2,000,000)
Net cash (used) by investing activities	(611,019)	—	(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500	—	287,500
Proceeds from notes payable	—	750,000	1,425,000
Repayments of notes payable	—	—	(1,425,000)
Issuance of common stock	—	375,000	10,786,934
Net cash provided by financing activities	287,500	1,125,000	11,074,434

Net (decrease) increase in cash	(1,923,197)	351,321	3,124,771
Cash - beginning	5,047,968	5,878	—
Cash - ending	$3,124,771	$357,199	$3,124,771

Supplemental disclosures;
Interest paid	$3,234	$15,000	$62,374
Income taxes paid	$—	$—	$—

Non-cash transactions:
Stock compensation-Related Party	$—	$2,475,006	$2,475,006
Number of shares issued for executive compensation	—	7,500,018	7,500,018

Share issued for services	$—	$—	$1,000
Number of shares issued for services	—	—	35,294,200

Share issued for licenses	$—	$—	$8,217,391
Number of shares issued for licenses	—	—	5,869,565

Share issued for financing costs	$—	$—	$382,656
Number of shares issued for financing costs	—	—	2,971,429

Shares issued for settlement	$1,200,000	$—	$1,200,000
Number of shares issued for settlement	1,500,000	—	1,500,000

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

Balance Sheet as of March 31, 2007

	As of March 31, 2007
	Previously Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$3,124,771	$—	$3,124,771
Prepaid expenses	83,341	—	83,341
Certificates of deposit	2,036,510		2,036,510
Total current assets	5,244,622	—	5,244,622

Fixed assets
Building	575,615		575,615
Computers and Equipment	38,455		38,455
Vehicle	795,848		795,848
Accumulated Depreciation	(69,174)		(69,174)
Total Fixed Assets	1,340,744		1,340,744

	6,585,366	—	6,585,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	506,968	—	506,968
Payroll liabilities	13,585	—	13,585
Contingent Liability-Potential Registration Rights Penalty		3,001,493	3,001,493
Total current liabilities	520,553	3,001,493	3,522,046

Long Term Liabilities
Mortgage Payable	287,500	0	287,500
Total Long Term Liabilities	287,500		287,500

Total Liabilities	808,053	3,001,493	3,809,546

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,999,906 shares issued and outstanding	107,000		107,000
Additional paid-in capital	20,540,643	2,453,756	22,994,399
(Deficit) accumulated during development stage	(14,870,330)	(5,455,249)	(20,325,579)
Total Stockholders’ Equity	5,777,313	3,001,493	2,775,820

Total Liabilities and Stockholders’ Equity	$6,585,366	$—	$6,585,366

Statements of Operations for the three month periods ended March 31, 2007 and 2006

	For the three months ended March 31, 2007			For the three months ended March 31, 2006

	As Previously Stated	Adjustments	As Restated	As Previously Stated	Adjustments	As Restated
Revenue	$—	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—	—

Gross profit	—	—		—		—

Expenses:
Depreciation	48,087	—	48,087	141	—	141
Executive compensation	77,140	—	77,140	23,354	2,453,756	2,477,110
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	464,054	—	464,054	322,815	—	322,815
Licenses and permits	1,339	—	1,339	—	—	—

Research and Development	373,530	—	373,530	350,000	—	350,000
Settlement expense	—	1,800,000	1,800,000	—	—	—
Total expenses	964,150	1,800,000	2,764,150	696,310	2,453,756	3,150,066

Operating Loss	(964,150)	(1,800,000)	(2,764,150)	(696,310)	(2,453,756)	(3,150,066)

Other income
Interest income	21,743	—	21,743	—	—	—
Total other income	21,743	—	21,743	—	—	—

Other expenses:
Interest expense	3,234	—	3,234	21,606	—	21,606
Settlement expense	1,800,000	(1,800,000)		—	—	—
Accrued Expense-Potential Registration Rights Penalty		3,001,493	3,001,493
Total other expenses	1,803,234	1,201,493	3,004,727	21.606	—	21,606

Loss from operations before income taxes	(2,745,641)	(3,001,493)	(5,747,134)	(717,916)	(2,453,756)	(3,171,672)

Provision for income taxes	—	—	—	—	—	—

Statements of Operations for the three month periods ended March 31, 2007 and 2006

(Loss) from continuing operations	(2,745,641)	(3,001,493)	(5,747,134)	(717,916)	(2,453,756)	(3,171,672)

Net (loss)	$(2,745,641)	(3,001,493)	(5,747,134)	$(717,916)	$(2,453,756)	$(3,171,672)

Weighted average number of
common shares outstanding - basic and fully diluted	110,006,566	—	110,006,566	67,548,590		67,548,590

Net (loss) per share - basic and fully diluted	$(0.02)	$——	$(0.05)	$(0.01)		$(0.01)

Statements of Operations for period from April 21, 1999 (Inception) to March 31, 2007

	April 21, 1999 (Inception) to March 31, 2007

	As Previously Stated	Adjustments	As Restated
Revenue	$851	$—	$851
Cost of goods sold	506	—	506
Gross profit	345	—	345

Expenses:
Depreciation	69,174	—	69,174
Executive compensation	418,390	2,393,756	2,812,146
General and administrative expenses (amounts exclude executive compensation shown above as a separate line item)	2,474,186	—	2,474,186
Licenses and permits	8,223,911	—	8,223,911
Research and Development	1,461,634	—	1,461,634
Settlement expense	—	1,800,000	1,800,000
Total expenses	12,647,295	4,253,756	16,901,051

Operating Loss	(12,646,950)	(4,253,756)	(16,900,706)

Other income
Interest income	36,650	—	36,650
Total other income	36,650	—	36,650

Other expenses:
Interest expense	460,030	—	460,030
Settlement expense	1,800,000	(1,800,000)	—
Accrued Expense-Potential Registration Rights Penalty		3,001,493	3,001,493
Total other expenses	2,260,030	1,201,493	3,461,523

Loss from operations before income taxes	(14,870,330)	(5,455,249)	(20,325,579)

Provision for income taxes	—	—	—

(Loss) from continuing operations	(14,870,330)	(5,455,249)	(20,325,579)

Net (loss)	$(14,870,330)	$(5,455,249)	$(20,325,579)

Statements of Cash Flows for the three months ended March 31, 2006 and for the three months ended March 31, 2007

	For the three months ended			For the three months ended
	March 31, 2006			March 31, 2007
	As Previously Stated	Adjustments	As Restated	As Previously Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(717,916)	(2,453,756)	$(3,171,672)	$(2,745,641)	(3,001,493)	$(5,747,134)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	21,250	2,453,756	2,475,006
Shares issued for services	—		—
Shares issued for licenses	—		—
Shares issued for settlement	—		—	1,200,000		1,200,000
Shares accrued for registration penalty	0	0	0	0	3,001,493	3,001,493
Depreciation	141		141	48,087		48,087
Warrants issued with notes payable	26		26
Stock split adjustments	—		—
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,453		2,453
(Increase) in Certificate of Deposit	—		—	(21,743)		(21,743)
(Increase) in prepaid expenses	(95,400)		(95,400)	5,543		5,543
Increase in accounts payable	3,500		3,500	(87,107)		(87,107)
Increase in accrued interest	4,192		4,192	—		—
Increase in payroll liabilities	8,075		8,075	1,183		1,183
Net cash (used) by operating activities	(773,679)		(773,679)	(1,599,678)		(1,599,678)

Cash flows from investing activities
Purchase of fixed assets	—		—	(611,019)		(611,019)
Purchase of Certificate of Deposit	—		—
Net cash (used) by investing activities	—		—	(611,019)		(611,019)

Cash flows from financing activities
Mortgage payable	—		—	287,500		287,500
Proceeds from notes payable	750,000		750,000
Repayments of notes payable	—		—
Issuance of common stock	375,000		375,000
Net cash provided by financing activities	1,125,000		1,125,000	287,500		287,500

Net (decrease) increase in cash	351,321		351,321	(1,923,197)		(1,923,197)
Cash - beginning	5,878		5,878	5,047,968		5,047,968
Cash - ending	$357,199		$357,199	$3,124,771		$3,124,771

Statements of Cash Flows for the three months ended March 31, 2006 and the three months ended March 31, 2007

	Quarter ended March 31, 2006			Quarter ended March 31, 2007
	As			As
	previously		As	previously		As
	Stated	Adjustments	Restated	Stated	Adjustment	Restated
Supplemental disclosures;
Interest paid	$15,000		$15,000	$3,234		$3,234
Income taxes paid	$—		$—	$—		$—

Non-cash transactions:
Stock Compensation related Party	$21,250	2,453,756	$2,475,006	—		—
Number of shares issued for stock compensation—related party	7,500,018		7,500,018	—		—

Share issued for services	—		—	—		—
Number of shares issued for services	—		—	—		—

Share issued for licenses	—		—	—		—
Number of shares issued for licenses	—		—	—		—

Share issued for financing costs	—		—	—		—
Number of shares issued for financing costs	—		—	—		—

Shares issued for settlement	—		—	$1,200,000		$1,200,000
Number of shares issued for settlement	—		—	1,500,000		1,500,000

Statements of Cash Flows for the period from April 21, 1999 (Inception) to March 31, 2007

	April 21, 1999 (Inception) to March 31, 2007
	As Previously Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(14,870,330)	(5,455,249)	$(20,325,579)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Stock compensation - related party	21,250	2,453,756	2,475,006
Shares issued for services	1,000		1,000
Shares issued for licenses	8,217,391		8,217,391
Shares issued for settlement	1,200,000		1,200,000
Accrued for penalty	0	3,001,493	3,001,493
Depreciation	69,174		69,174
Warrants issued with notes payable	382,656		382,656
Stock split adjustments	38,412		38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	—		—
(Increase) in Certificate of Deposit	(36,510)		(36,510)
(Increase) in prepaid expenses	(83,341)		(83,341)
Increase in accounts payable	506,968		506,968
Increase in accrued interest	—		—
Increase in payroll liabilities	13,585		13,585
Net cash (used) by operating activities	(4,539,745)		(4,539,745)

Cash flows from investing activities
Purchase of fixed assets	(1,409,918)		(1,409,918)
Purchase of Certificate of Deposit	(2,000,000)		(2,000,000)
Net cash (used) by investing activities	(3,409,918)		(3,409,918)

Cash flows from financing activities
Mortgage payable	287,500		287,500
Proceeds from notes payable	1,425,000		1,425,000
Repayments of notes payable	(1,425,000)		(1,425,000)
Issuance of common stock	10,786,934		10,786,934
Net cash provided by financing activities	11,074,434		11,074,434

Net (decrease) increase in cash	3,124,771		3,124,771
Cash - beginning	—		—
Cash - ending	$3,124,771		$3,124,771

Statements of Cash Flows for the period from April 21 (inception) to  the three months ended March 31, 2007

Supplemental disclosures;
Interest paid	$62,374		$62,374
Income taxes paid	$—		$—

Non-cash transactions:
Stock Compensation related Party	$21,250	2,453,756	$2,475,006
Number of shares issued for stock compensation-related party	7,500,018		7,500,018

Share issued for services	$1,000		$1,000
Number of shares issued for services	35,294,200		35,294,200

Share issued for licenses	$8,217,391		$8,217,391
Number of shares issued for licenses	5,869,565		5,869,565

Share issued for financing costs	$382,656		$382,656
Number of shares issued for financing costs	2,971,429		2,971,429

Shares issued for settlement	$1,200,000		$1,200,000
Number of shares issued for settlement	1,500,000		1,500,000

Note 10 - Subsequent Events

On June 11, 2007, we signed an agreement to purchase the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  The company is significantly smaller than we are and we will not be required to provide audited financial statements for it.  We operate Fuel Cell Store through a wholly owned subsidiary. While revenue producing activities, facilities and employees will initially remain the same, we intend to change the distribution system through bar coding and inventory control procedures, and expand the customer base through increased emphasis on marketing.  We sell the Fuel Cell Store products through our own Ecotality website.

We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid, cash and  stock, of $539,000. We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assign a value to $179,775 in merchandise inventory, $8,600 in fixed assets, and approximately $23,500 in current accounts receivable.   We reviewed the intangible assets that we acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $327,125 will be allocated to intangible assets and will be impaired and written off due to the lack of proven future cash flows generated by the assets acquired.

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

Controls and Procedures

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the three months ended March 31, 2007, management has reevaluated its disclosure controls and has deemed them ineffective.  We have  made  the following changes to our disclosure controls  to make them effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  These changes include adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials., reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education.

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