Form 10QSB
period 2007-06-30
ECOTALITY, INC.
filed 2007-08-20
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Ecotality, Inc.
(A Development Stage Company)

Table of Contents

PART I - FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes

Changes in and Disagreements with Accountants

Management’s Discussion and Plan of Operation

Controls and Procedures

PART II - OTHER INFORMATION

Legal Proceedings

Unregistered Sales of Equity Securities

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”).  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

Ecotality, Inc.
(a Development Stage Company)

Condensed Consolidated Balance Sheet
(unaudited)

June 30,
2007
Assets

Current assets:
Cash	$1,201,394
AccountsReceivable	29,490
Prepaid expenses	663,695
Inventory	248,977
Certificate of Deposit	2,050,135

Total current assets	4,193,691

Fixed assets
Building	575,615
Computers and Equipment	51,735
Vehicle	795,848
Accumulated Depreciation	(117,377)
Total Fixed Assets	1,305,821

Total Assets	5,499,512

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	517,342
Payroll liabilities	20,901
Contingent Liability-Potential Registration Rights Penalty	1,897,495
Total current liabilities	2,435,738

Long Term Liabilities
Mortgage Payable	287,500
Total Long Term Liabilities	287,500

Total Liabilities	2,723,238

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,999,906 shares issued and outstanding	107,000
Common stock owed, not issued, 300,000 shares	300
Additional paid-in capital	23,183,099
(Deficit) accumulated during development stage	(20,514,125)
Total Stockholders’ Equity	2,776,274

Total Liabilities and Stockholders’ Equity	$5,499,512

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.
(a Development Stage Company)

Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Six Months Ended		April 21, 1999
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenue	$35,464	$	$35,464	$	$36,315
Cost of Goods Sold	20,326		20,326		20,833
					—
Gross Profit	15,138		15,138		15,482

Expenses:
Depreciation	48,202	1,348	96,289	1,489	117,376
Licenses and permits	450	8,220,487	1,789	8,220,887	8,224,361
General and administrative expenses	621,028	327,938	1,162,222	3,129850	5,967,359
Research and Development	319,993	50,000	693,523	400,000	1,781,627
Impairment Expense	326,782		326,782		326,782
Settlement Expense	0	0	1,800,000	0	1,800,000
Total expenses	1,316,455	8,599,773	4,080,605	11,752,226	18,217,505

Operating Loss	(1,301,317)	(8,599,773)	(4,065,467)	(11,752,226)	(18,202,023)

Other income
Interest income	13,625	0	35,368	0	50,275
Total other income	13,625	0	35,368	0	50,275

Other expenses:
Interest expense	4,852	19,680	8,086	38,898	464,882
Accrued expense-potential registration rights penalty	(1,103,998)	0	1,897,495	0	1,897,495
Total other expenses	(1,099,146)	19,680	1,905,581	38,898	2,362,377

Loss from operations before income taxes	(188,546)	(8,619,453)	(5,935,680)	(11,791,124)	(20,514,125)

Provision for income taxes	—	—	—	—	—

(Loss) from continuing operations	$(188,546)	$(8,619,453)	$(5,935,680)	(11,791,124)	(20,514,125)

Net (loss)	$(188,546)	$(8,619,453)	$(5,935,680)	$(11,791,124)	$(20,514,125)

Weighted average number of common shares outstanding — basic	107,062,543	73,855,934	108,523,110	70,902,438

Net (loss) per share — basic	$(0.00)	$(0.12)	$(0.05)	$(0.15)

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.
(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended		April 21, 1999
	June 30,		(Inception) to
	2007	2006	June 30, 2007

Cash flows from operating activities
Net (loss)	$(5,935,680)	$(11,791,124)	$(20,514,125)
Adjustments to reconcile net (loss) to Net cash (used) by operating activities:
Stock compensation - related party	—	2,475,006	2,475,006
Shares issued for services	—	—	1,000
Shares issued for licenses	—	8,217,391	8,217,391
Shares issued for settlement	1,200,000	—	1,200,000
Shares Accrued for registration penalty	1,897,495	0	1,897,495
Depreciation	96,289	1,489	117,376
Warrants issued with notes payable	—	72	382,656
Stock split adjustments	—	—	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(69,202)	2,453	(69,202)
(Increase) decrease in accounts receivable	(5,646)		(5,466)
(Increase) in interest income from Certificate of Deposit	(35,368)	—	(35,368)
(Increase) in prepaid expenses	(574,810)	(42,075)	(663,695)
Increase in accounts payable	(76,732)	1,425	517,342
Increase in accrued interest	—	23,826	—
Increase in payroll liabilities	8,497	16,475	20,901
Net cash (used) by operating activities	(3,495,158)	(1,095,062)	(6,379,444)

Cash flows from investing activities
Purchase of fixed assets	(615,697)	(18,198)	(1,414,597)
Impairment of assets	326,782		326,782
Investment in subsidiaries	(350,000)		(350,000)
Purchase of Certificate of Deposit	—		(2,014,767)
Net cash (used) by investing activities	(638,915)	(18,898)	(3,429,364)

Cash flows from financing activities
Proceeds from mortgage payable	287,500	—	287,500
Proceeds from notes payable	—	750,000	1,425,000
Repayments of notes payable	—	—	(1,425,000)
Issuance of common stock	—	375,000	10,786,934
Net cash provided by financing activities	287,500	1,125,000	11,074,434

Net (decrease) increase in cash	(3,846,574)	11,740	1,265,626
Cash - beginning	5,047,968	5,878	—
Cash - ending	$1,201,394	$17,618	$1,265,626

Supplemental disclosures;
Interest paid	$8,086	$15,000	$65,608
Income taxes paid	$—	$—	$—

Non-cash transactions:
Stock compensation-Related Party	$—	$2,475,006	$2,475,006
Number of shares issued for executive compensation	—	7,500,018	7,500,018

Share issued for services	$—	$—	$1,000
Number of shares issued for services	—	—	35,294,200

Share issued for licenses	$—	$—	$8,217,391
Number of shares issued for licenses	—		5,869,565

Share issued for financing costs	$—	$—	382,656

Shares issued for settlement	$1,200,000	$—	$1,200,000
Number of shares issued for settlement	1,500,000	—	1,500,000

Shares issued for acquisition	$189,000	0	0
Number of Shares issued for acquisition	300,000	0	0

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc
(a Development Stage Company)

Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

On June 11, 2007, the Company bought the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.

Note 3 - Fixed assets

Fixed assets as of June 30, 2007 consisted of the following:

Computer equipment	$51,735
Vehicles	795,848
Building	575,615
Accumulated depreciation	(117,377)
$1,305,821

Depreciation expense totaled $96,289 and $1,489 for the six months ended June 30, 2007 and 2006 respectively.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
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

On July 7, 2006, the Company raised $275,000 in bridge loan financing from one shareholder and one non-affiliated entity.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $6,724.

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

On August 3, 2006, the Company raised $100,000 in bridge loan financing from one shareholder and one non-affiliated entity.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $1,668.

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

On September 9, 2006, the Company raised $100,000 in bridge loan financing from one shareholder and one non-affiliated entity.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $552.

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

On September 27, 2006, the Company raised $200,000 in bridge loan financing from one shareholder and one non-affiliated entity.  The notes are due December 29, 2006, are non-interest bearing and contain no prepayment penalty.  The notes were repaid on October 2, 2006.

Interest expense totaled $8,086 and $38,898 for the six months ended June 30, 2007 and 2006 respectively.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
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

On June 11, 2007, we agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  .. Our common stock was valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid,,cash and  stock, of $539,000.  The 300,000 shares of our common stock have not been issued as of June 30, 2007 and therefore is posted in our Company’s consolidated condensed financial statements as common stock owed,but not issued.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Financial Statements
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

On July 7, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one shareholder and one non-affiliated entity in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,100,000 shares of common stock of the Company for an a purchase price of $1,562,00 or $1.42 a share.  The aggregate fair value of such warrants totaled $223,391 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On August 3, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one shareholder and one non-affiliated entity in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $496,000 or $1.24 a share.  The aggregate fair value of such warrants totaled $79,079 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On September 6, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to one shareholder and one non-affiliated entity in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $528,000 or $1.32 a share.  The aggregate fair value of such warrants totaled $80,094 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

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

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  ”If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares”  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as “penalty shares” in aggregate cannot exceed 10% of the number of shares originally subscribed..  As of March 31, 2007 the Company  had not incurred any penalties (compensatory or otherwise), however, the Company reserved $3,001,493 on March 31, 2007 for incurring any penalties in conjunction with this registration.  The amount reserved was based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31, 2007.  At June 30, 2007, the closing price of a share of the Company’s common stock was $.55. The Company reduced the amount  reserved by $1,103,996 on its June 30, 2007 condensed consolidated financial statements such that the amount reserved is $1,897,495 No shares of the Company’s common stock have been issued in relation to this penalty.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Warrants (Continued)

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2007 and changes during the six months ended:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$0.00
Granted	1,071,429	$0.35
Exercised	(1,071,429)	$0.35
Cancelled	0	$0.00
Outstanding at June 30, 2006	0	$0.00
Granted	8,799,982	$0.57
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2007	8,799,982	$0.57
Warrants exercisable at June 30, 2007	8,799,982	$0.57

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2007

STOCK WARRANTS OUTSTANDING

Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 0.35	6,899,982	4.33	$0.35
$ 1.24 - $ 1.42	1,900,000	4.07	$1.36
	8,799,982	4.27	$0.57

STOCK WARRANTS EXERCISABLE

Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 0.35	6,899,982	$0.35
$ 1.24-$ 1.42	1,900,000	$1.36
	8,799,982	$0.57

Note 8 - Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell.  In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt.  To date through June 30,, 2007, $1,781,627 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
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

On February 15, 2006, the Company entered into an employment agreement with an individual who is an officer and director of the Company.  The compensation is $120,000 annually.  Additionally, the Company issued 7,500,018 shares of par value common stock to this individual as executive compensation valued at $21,250.  The term of the agreement is one year and is automatically renewed annually.  On February 15, 2007, the employment agreement was renewed with compensation to be $222,000 annually.

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

On  April 5, 2007 we were obligated to issue 344,999 shares per week for a maximum of 10 weeks as a penalty to the investors of the private placement for failure to register their shares by that date.  We are currently obligated, therefore to issue an aggregate of 3,449,990 shares pro rata to the investors but are not required to register these shares. On March 31,2007 , the Company reserved $3,001,493  for incurring any penalties in conjunction with the registration.  The amount reserved was based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31, 2007.  However at June 30, 2007,the closing price of a share of the Company’s common stock was $.55. The Company reduced the amount  reserved by $1,103,996 on its June 30, 2007 condensed consollidated financial statements such that the amount reserved is $1,897,495. No shares of the Company’s common stock have been issuedin relation to this penalty.

On June 11, 2007, we agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  .. Our common stock was valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid,,cash and  stock, of $539,000.  The 300,000 shares of our common stock have not been issued as of June 30, 2007 and therefore are reflected in the Company’s  consolidated condensed financial statements as common stock owed,but not issued.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9  Impairment of Intangible Assets

We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock. Our common stock was valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid, cash and  stock, of $539,000.  Of the assets acquired the Company assigned a value to $179,775 to merchandise inventory, $8,600 to fixed assets, and  $23,843 to current accounts receivable.   In accordance with SFAS No. 144 “Accounting for the Impairment or disposal of Long Lived assets”  the Company reviewed the intangible assets that were acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to the company. Therefore, the difference between the assets noted and the price paid for the assets $326,782 have been allocated to intangible assets and have been impaired and written off due to the lack of proven future cash flows generated by the assets acquired.

Ecotality, Inc
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 On February 15, 2007, we entered into a Settlement Agreement with Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation (UPV) to settle and resolve all known disputes and uncertainties between them and us related to all agreements and contracts entered into concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, Foote, Winfield and UPV confirmed the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  In consideration, we paid to Foote, Winfield and PV cash in the amount of $600,000.  Additionally, Foote, Winfield and UPV received 1,500,000 shares of our common stock.

 In connection with the Settlement, an officer and director of Ecotality entered into an escrow agreement with Foote, Winfield and UPV, which cancels and supersedes separate prior escrow agreements entered into with Foote and Winfield, UPV individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to Foote, Winfield, UPV, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Foote, Winfield, UPV; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (3) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.

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

       On June 11, 2007, we bought the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  Since the Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the  Fuel Cell Store. through our wholly-owned subsidiary, Ecotality Stores, Inc.  While revenue producing activities, facilities and employees have intitially remained the same, we intend to change the distribution system through bar coding and inventory control procedures, and expand the customer base through increased emphasis on marketing.  We sell Fuel Cell Store Products through our own Ecotality Store’s website.

      We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  . Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paidcash and  stock, of $539,000.   We concluded this to be an asset  purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assigned a value to $179,775 in merchandise inventory, $8,600 in fixed assets,, and $23,843 in current accounts receivable.   We reviewed the intangible assets that we acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and  the price paid for the assets $326,782 have been allocated to intangible assets and   impaired and written off due to the lack of proven future cash flows generated by the assets acquired.

Management’s Discussion

Operating Expenses
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Total expenses for the three month period ended June 30, 2007 were $1,316,455.  Approximately 24% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the three months ended June 30, 2007, we incurred $621,028 in general and administrative expenses, of which $159,100 can be attributed to legal, and professional fees related to registration of our common stock, public entity accounting and reporting requirements and acquisition of the assets of the Fuel Cell Store. In addition, we incurred $109,100 in executive compensation and $48,202 in depreciation expenses.  The major difference in operating expenses for the three month period ending June 30, 2007 and June 30, 2006 is the expense recorded as a result of our license agreement with the California Institute of Technology and the expenses attributed to the costs of being a public entity.

 In comparison, total expenses during the three month period ended June 30, 2006 were $8,599,773.  A material component of total expenses during this period was attributable to $50,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to the research and development expenses, we also incurred $327,938 in general and administrative expenses, including $53,750 in executive compensation. We entered into a License Agreement with California Institute of Technology, whereby we obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 5,869,565 shares of common stock of the Company with a fair market value of $8,217,391, which we recorded  as licenses and permits expense during the three months ended June 30, 2006 We also incurred $1,348 in depreciation expense during this period.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Total expenses for the six month period ended June 30, 2007 were $4,080,605.  Approximately 17% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the six months ended June 30, 2007, we incurred $1,162,222 in general and administrative expenses, of which approximately$278,000 can be attributed to legal, and professional fees related to registration of our common stock, public entity accounting and reporting requirements and acquisition of the assets of the Fuel Cell Store. In addition, included in general and administrative espepense is $215,000 in executive compensation and we incurred  $96,289 in depreciation expenses. Approximately 48% of our operating expenses for the six months are for the $1,800,000 in expenses for the settlement with Howard Foot and Elliot Winfield.  The settlement expense is considered part of our operating costs due to the nature of our business regarding intellectual property.  Our expenses for the six months compare favorably to the expenses incurred the first six months of 2006.

 In comparison, total expenses during the six month period ended June 30, 2006 were $11,752,226.  A material component of total expenses during this period was attributable to $400,000 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to research and development expenses, for the six months ended June 30, 2006 we also incurred $3,129,850 in general and administrative expenses, including 2,528,756 in executive compensation.  Approximately $2,475,006 in executive compensation was related to the issuance of our common stock to our CEO.   As indicated above ,a material expense for the period was our entering into a License Agreement with California Institute of Technology. We incurred $1,489 in depreciation expense during this period.

We realized our first operating revenues during the three month period ended June 30, 2007.  Since this was our initial  operating revenue, we do not have comparability data for the first six months of 2006. These initial operating revenues in the amount of $35,464 were generated from our purchase of the assets of the Fuel Cell Store and selling our first products .

Our operating loss for the six months ended June 30, 2007 was $4,065,467.  This compares favorably with the operating loss of $11,752,226 for the six months ended June 30, 2006. While our operating loss from inception to June 30, 2007 was $18,202,023, we expect to continue to incur ongoing operating losses for the foreseeable future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage as indicated above.   Our full revenue generating capacity will not be realized until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance.

For the three months ended June 30, 2007, we realized total other income of $13,625, and for the six months ended June 30, 2007, $35,368 consisting solely of interest income.  We also incurred interest expense in the amount of $4,852 during the three months ended June 30, 2007, and $8,086 for the six months ended June 30, 2007 compared to the $19,680 incurred for the three months ended June30, 2006 and $38,898 for the six months ended June 30, 2006.   In addition to these other income and expense items,  we have reserved $1,897,495 for incurring any penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved is based upon the maximum number of shares that potentially may be issued and the closing price of a share of our common stock of $.55 on June 30, 2007.  No shares of our common stock have been issued in conjunction with this reservation of shares. In conjunction with our acquisition of the assets of the Fuel Cell Store, we impaired intangible assets in the amount of $326,782 during the period ended June 30, 2007. After taking other income and expenses into account, our loss from continuing operations was $188,546 during the three months ended June 30, 2007 and $8,619,453 for the three months ended June 30, 2006.  Comparability for these periods is difficult as the June 30, 2007 loss was mitigated by our reducing the amount reserved in conjunction with the penalty shares and the June 30, 2006 loss is based upon the license agreement with the California Institute of Technology.

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

 The warrants issued in conjunction with the private placement may generate approximately $2,414,994 in cash should all 6,899,982 warrants be exercised at $.35 per share.

 The proceeds generated from the private placement should allow us to continue our EPC research and development program per our overall business plan.  However, there can be no assurance that these capital resources will result in profitable operations through the sale of commercial products and licenses.

Management’s Plan of Operation

 As described in Liquidity and Capital Resources, above, we raised gross proceeds of $12,074,935 in a private placement.  The warrants underlying the common shares issued in connection with this private placement may generate up to an additional $2,414,888 in capital over the next four (4) years beginning fiscal year 2007.  As of June30, 2007 we had available to us approximately $3,281,019 in cash, certificates of deposit and accounts receivable to meet our operating requirements.  In planning for fiscal year 2007, to achieve our research and development goals we developed an overall operating budget of $3,650,000, including $2,100,000 for research and development projects.  In addition, we identified the following other major costs: (1) $717,000 for officer ($400,000) and employee ($317,000) compensation, (2) $425,000 for advertising, marketing, website and new media operations, and (3) $260,000 for professional and legal fees.  These identified categories and costs are generally consistent with our expenses incurred during the year ended December 31, 2006 and remain consistent with the six months ended June 30, 2007.  We do not anticipate the purchase or sale of any major capital equipment, nor do we anticipate adding a significant number of employees.  The compensation amounts indicated above for both officers and employees do not reflect any stock options or grants that may be awarded during the course of the year in accordance with our Stock Incentive Plan.

 Our efforts during fiscal year 2007 continue to be directed at achieving our research and development objectives, and represent at least 60% of our operating plan.  While we have established a budget for how we will spend our research and development funds, we may have to spend more dollars than planned.  However, given available funds and our plan for fiscal 2007, we anticipate that we have adequate capital resources complete our objectives for the year.

Working Capital

 Net working capital is an important measure of our ability to finance our operations.  Given that our net working capital at December 31, 2006 was positive and continues to remain positive through the six months ended June 30, 2007 by $1,757,953, and  that our private placement efforts have been successful to date, we believe we have adequate working capital to maintain our research and development efforts during 2007 as a minimum.  We may need to obtain additional financing prior to having profitable commercial operations.

 We do not have any off-balance sheet arrangements.

 We currently do not own any significant plant or equipment that we would seek to sell in the near future.

 We do not anticipate the need to add significant numbers of full- or part- time employees over the next 12  months.  We plan to outsource the research and development and production of our products.

Controls and Procedures

 We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the three months ended March 31, 2007, we reevaluated our disclosure controls and has deemed them ineffective for the three months ended March 31, 2007.  Subsequently, we made changes to our disclosure controls  to make them effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  These changes included adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials., reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education.  We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2007.

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

On July 7, 2006, we issued warrants to purchase shares of our common stock to one shareholderand one non-affiliated entity in conjunction with bridge loan agreements.  Each warrant holder was granted the right to purchase 550,000 shares of common stock for an aggregate purchase price of $781,000 or $1.42 a share.  The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On August 3, 2006, we issued warrants to purchase shares our common stock to one shareholder and on non-affiliated entity in conjunction with bridge loan agreements.  Each warrant holder was granted the right to purchase 200,000 shares of common stock for an aggregate purchase price of $248,000 or $1.24 a share.  The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On September 6, 2006, we issued warrants to purchase shares of our common stock to one shareholder and one non-affiliated entity in conjunction with bridge loan agreements.  Each warrant holder was granted the right to purchase 200,000 shares of common stock for an aggregate purchase price of $264,000 or $1.32 a share.  The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	August 20, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	August 20, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	August 20, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	August 20, 2007
Jerry Y. S. Lin