Form 10QSB
period 2007-09-30
ECOTALITY, INC.
filed 2007-11-14
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12,2007:

122,224,528

Ecotality, Inc.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”).  While these statements reflect all normal recurring adjustments which are,in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

Ecotality, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheet

(unaudited)

September 30,
2007
Assets

Current assets:
Cash	$212,041
Accounts Receivable	36,930
Prepaid expenses	658,828
Inventory	193,350
Certificate of Deposit	1,565,678

Total current assets	2,666,827

Fixed assets
Building	575,615
Computers and Equipment	56,008
Vehicle	823,785
Accumulated Depreciation	(166,069)
Total Fixed Assets	1,289,339

Total Assets	3,956,166

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	527,463
Payroll liabilities	27,533
Contingent Liability-Potential Registration Rights Penalty	1,069,497
Total current liabilities	1624,493

Long Term Liabilities
Mortgage Payable	287,500
Total Long Term Liabilities	287,500

Stockholders’ equity
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 108,974,538 shares issued and outstanding	108,975
Additional paid-in capital	23,806,925
Unamortized stock issued for services	(444,983)
(Deficit) accumulated during development stage	(21,426,744)
Total Stockholders’ Equity	2,044,173

Total Liabilities and Stockholders’ Equity	$3,956,166

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		April 21, 1999
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Revenue	$235,237	$—	$270,701	$—	$271,533
Cost of Goods Sold	173,357	—	193,683	—	194,190
					—
Gross Profit	61,880	—	77,018	—	77,463

Expenses:
Depreciation	48,693	1,966	144,982	3,455	166,069
Licenses and permits	0	1,385	1,739	8,222,272	8,224,361
General and administrative expenses	1,196,555	1,383,943	2,358,827	4,513,794	7,163,914
Research and Development	466,668	416,249	1,160,191	816,249	2,248,295
Impairment Expense	102,620	—	429,402	—	429,402
Settlement Expense	—	—	1,800,000	—	1,800,000
Total expenses	1,814,536	1,803,543	5,895,141	13,555,770	20,032,041

Operating Loss	(1,752,656)	(1,803,543)	(5,818,123)	(13,555,770)	(19,954,578)

Other income
Interest income	16,456	—	51,824	—	66,731
Total other income	16,456	—	51,824	—	66,731

Other expenses:
Interest expense	4,415	189,760	12,501	228,658	469,297
Accrued expense-potential registration rights penalty	(827,998)	—	1,069,497	—	1,069,497
Total other expenses	(823,582)	189,760	1,081,999	228,658	1,538,795

Loss from operations before income taxes	(912,618)	(1,993,303)	(6,848,298)	(13,784,428)	(21,426,744)

Provision for income taxes	—	—	—	—	—

(Loss) from continuing operations	$(912,618)	$(1,993,303)	$(6,848,298)	(13,784,428)	(21,426,744)

Net (loss)	$(912,618)	$(1,993,303)	$(6,848,298)	$(13,784,428)	$(21,426,744)

Weighted average number of common shares outstanding — basic	107,367,169	78,851,296	108,376,419	73,581,174

Net (loss) per share — basic	$(0.01)	$(0.03)	$(0.06)	$(0.19)

The accompanying notes are an integral part of these financial statements.

Ecotality, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended		April 21, 1999
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net (loss)	$(6,848,298)	$(13,784,428)	$(21,426,744)
Adjustments to reconcile net (loss) to Net cash (used) by operatingactivities:
Stock compensation - related party	—	2,475,006	2,475,006
Stock Compensation	75,000		75,000
Shares issued for services	105,417	—	106,417
Shares issued for licenses	—	8,217,391	8,217,391
Shares issued for settlement	1,200,000	—	1,200,000
Shares Accrued for registration penalty	1,069,497	0	1,069,497
Depreciation	144,982	3,455	166,069
Warrants issued with notes payable	—	154,519	382,656
Stock split adjustments	—	—	38,412
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(13,575)	2,453	(13,575)
(Increase) decrease in accounts receivable	(13,087)		(12,907)
(Increase) in interest income from Certificate of Deposit	449,089	—	449,089
(Increase) in prepaid expenses	(569,943)	(20,500)	(658,828)
Increase in accounts payable	248,388	170,211	817,480
Increase in accrued interest	—	9,083	—
Increase in payroll liabilities	15,229	16,475	27,633
Net cash (used) by operating activities	(4,137,301)	(2,756,335)	(7,087,403)

Cash flows from investing activities
Purchase of fixed assets	(647,908)	(19,389)	(1,422,005)
Impairment of assets	406,782	—	406,782
Investment in subsidiaries	(745,000)	—	(745,000)
Purchase of Certificate of Deposit	—		(2,014,767)
Net cash (used) by investing activities	(986,126)	(19,389)	(3,774,990)

Cash flows from financing activities
Proceeds from mortgage payable	287,500	1,425,000	287,500
Proceeds from notes payable	—	(750,000)	1,425,000
Repayments of notes payable	—	—	(1,425,000)
Issuance of common stock	0	6,031,105	10,786,934
Net cash provided by financing activities	287,500	6,706,105	11,074,434

Net (decrease) increase in cash	(4,835,927)	3,930,381	212,041
Cash - beginning	5,047,968	5,878	—
Cash - ending	$212,041	$3,936,259	$212,041

Supplemental disclosures;
Interest paid	$12,501	$65,056	$469,297
Income taxes paid	$—	$—	$—

Non-cash transactions:
Stock compensation-Related Party	$—	$2,475,006	$2,475,006
Number of shares issued for executive compensation	—	7,500,018	7,500,018

Share issued for services	$105,417	$—	$401,400
Number of shares issued for services	790,000	—	36,084,200
Share issued for licenses	$—	$8,217,391	$8,217,391
Number of shares issued for licenses	—	5,869,565	5,869,565

Share issued for financing costs	$—	$—	382,656

Shares issued for settlement	$1,200,000	$—	$1,200,000
Number of shares issued for settlement	1,500,000	—	1,500,000

Shares issued for acquisition	$189,000	0	0
Number of Shares issued for acquisition	300,000	0	0
Shares issued for employee compensation	$75,000	—	—
Number of shares issued for compensation	450,000	—	—

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

Note 2 - History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada, as Alchemy Enterprises,Ltd.  The Company has limited operations and is considered a development stage company.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

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

On August 13, 2007 the Company’s registration covering the resale by our 277 selling stockholders of 34,499,920 shares of its’common stock and 6,899,982 shares of the Company’s common stock underlying common stock purchase warrants held by the selling stockholders was deemed effective by the Securities and Exchange Commission.

On September 18, 2007, the Company signed an agreement to purchase the assets of Innergy Power Corporation and its wholly-owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. InnergyPower Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.

Note 3 - Fixed assets

Fixed assets as of September 30, 2007 consisted of the following:

Computer equipment	$56,008
Vehicles	823,785
Building	575,615
Accumulated depreciation	(166,069)
$1,289,339

Depreciation expense totaled $144,982 and $3,455, for the nine months ended September 30, 2007 and 2006 respectively.

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

On September 27, 2006, the Company raised $200,000 in bridge loan financing from one shareholder and one non-affiliated entity.  The notes are due December 29, 2006, are non-interest bearing and contain no prepayment penalty.  The notes were paid on October 2, 2006.

Interest expense totaled $12,501 and $228,658 for the nine months ended September 30, 2007 and 2006 respectively.

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

Note 6 - Stockholders’ equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001par value preferred stock.

On May 17, 2004, the Company closed their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of14,647,094 shares of its $0.001 par value common stock in exchange for cash of $41,500.

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

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company issued 5,869,565 shares of common stock at a fair market value of $1.40 per share, based on the quoted market price on the grant date, for licenses and permits carrying an aggregate value of $8,217,391.  See note 8 for additional discussion of this issue.

During the year ended December 31, 2006, the Company conducted a private placement of its common stock pursuant to Regulation D, Rule 506.  As of December 31, 2006, the Company issued 34,499,920 shares of its $0.001 par value common stock at a price per share of $0.35, for total gross proceeds of $12,074,935.  The total offering costs related to this issuance was $9,352,713.  These shares and warants underlying these shares were declared effective by The Securities and Exchange Commission on August 13, 2007.

On February 15, 2007, the Company entered into a Settlement Agreement and Release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of$600,000.  Additionally, the Parties received common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and Mr Harlod Sciotto, an officer and director of the Company. The shares were owned by Mr Sciotto and not the company. The escrow also provided for: (1) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (2) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.  The 6,000,000 shares were cancelled immediately upon receipt at their par value amount of $6,000 and that paid in capital was reduced by that amount.  The value of the shares transferred was based upon market value ($1,200,000) at the time of the transaction and have been reflected as an expense in our financial statements with a corresponding credit to paid in capital in accordance with SEC bulletins topic 5:T.

On June 11, 2007, we agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  . Our common stock was valued at its closing market price on the date of the agreement.  The closing price was$.63 per share, on that date for a total value of $189,000 and a total price paid,,cash and  stock, of $539,000.  The 300,000 shares of our common stock have been issued as of  September 30, 2007.

On August 30th, 2007, the company issued a total of 450,000 shares of common stock to three employees an incentive. The stock was valued at the current market price of $0.50 at the date of issue for a total of $225,000. This amount will be amortized over the term of agreement contained as part of employment. Accordingly, $75,000 has been amortized for the quarter ended September 30th, 2007. The un-amortized amount is $150,000, which will be amortized through August 1st, 2008.

The following table summarizes the shares issued for professional services as per agreement with each of the service providers:

Description	Date of Shares Issue	Current market price on date of issue	Amortization through Sept. 30th, 2007	Un-amortized amount
Alliance Advisors LLC	Sept. 4th, 2007	$0.51 per share	$33,150.00	$165,750.00
Cross Check Capital LLC	August 22nd, 2007	$0.50 per share	$41,666.67	$83,333.33
Quality Stocks, LLC	Sept. 4th, 2007	$0.51 per share	$30,600.00	$45,900.00
Total			$105,416.67	$294,983.00

As of September 30th, 2007, there is an un-amortized amount of $444,983.33 towards stock expense issued for services and compensation, which will be amortized in to expenses through August 1st, 2008.

Note 7 - Warrants

As of January 1, 2006, there were no warrants outstanding.

On February 9, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase atotal of 1,071,429 shares of common stock of the Company for an aggregate purchase price of $375,000 or $0.35 a share.  The aggregate fair value of such warrants totaled $92 based on the Black Schoeles Merton pricing model using the following estimates:  4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months.  On March 23, 2006, all of these warrants were exercised for total gross proceeds of $375,000.

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

On October 27, 2006 the Company issued warrants to purchase shares of the Company’s par value common stock to the brokers of Brookstreet Securities Corporation as additional consideration for their acting as placement agent.  The warrant holders were granted the right to purchase a total of 6,899,982 shares of common stock of the Company for a purchase price of$2,414,994, or $0.35 per share.  The aggregate fair value of such warrants totaled $7,638,212 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 91% volatility and expected life of 5 years.  The Company netted the fair market value of the warrants against expenses related the offering of common stock conducted by Brookstreet Securities Corporation.

Paragraph 5 (Registration Rights) of the Subscription Agreement for the private placement described above states that  ”If the Company fails to (i) file the Registration Statement with the SEC on or prior to 60 days after the Closing Date, (ii) obtain effectiveness of the Registration Statement by the SEC on or prior to 150 days after the Closing Date, or (iii) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, the Company shall be obligated to issue to the undersigned additional Shares”  The Registration Rights paragraph further holds that if we fail or fail to obtain or maintain the effectiveness of the registration statement, within 30 days following the determination date (date upon which we fail to meet the 60 or 150 day requirement)  we are to issue to the subscribers the number of shares equal 1% of the number of shares issued as a part of this subscription and do so on a weekly basis until such time as we are incompliance with the registration requirement.  Further, the number of shares issued as “penalty shares” in aggregate cannot exceed 10%of the number of shares originally subscribed..  As of March 31, 2007 the Company  had not incurred any penalties(compensatory or otherwise), however, the Company reserved $3,001,493 on March 31, 2007 for incurring any penalties in conjunction with this registration.  The amount reserved was based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31, 2007.  At September 30, 2007, the closing price of a share of the Company’s common stock was $.31. The Company reduced the amount  reserved by $1,931,995 on its September 30, 2007condensed consolidated financial statements such that the amount reserved is $1,069,498.  Shares of the Company’s common stock were issued in relation to this penalty on November 2, 2007.

Note 7 - Warrants (Continued)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2007 and changes during the nine months ended:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	0	$0.00
Granted	1,071,429	$0.35
Exercised	(1,071,429)	$0.35
Cancelled	0	$0.00
Outstanding at September 30, 2006	0	$0.00
Granted	8,799,982	$0.57
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2007	8,799,982	$0.57
Warrants exercisable at September 30, 2007	8,799,982	$0.57

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2007

STOCK WARRANTS OUTSTANDING

Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 0.35	6,899,982	4.08	$0.35
$ 1.24 - $ 1.42	1,900,000	3.82	$1.36
	8,799,982	4.02	$0.57

STOCK WARRANTS EXERCISABLE

Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 0.35	6,899,982	$0.35
$ 1.24-$ 1.42	1,900,000	$1.36
	8,799,982	$0.57

Note 8 - Commitments and contingencies

On February 15, 2006, the Company entered into a Technology Contribution Agreement with two individuals to acquire the rights, titles and interests to the intellectual property for the development of an electric power cell.  In exchange for the rights to this intellectual property, the Company agreed to finance the development of the electric power cell system up to $1,350,000 and payoff $15,000 in interest costs for related debt.  To date through September 30,, 2007, $2,248,295 has been recorded as research and development expense in relation to the technology and $15,000 as interest expense.

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

On March 21, 2006, the Company entered into a lease agreement to rent office space at a rate of $547 per month and requires are fundable deposit of $500, which was paid by the Company during the period ended March 31, 2006.  On October 31, 2006, the Company added an addendum to the original lease agreement to rent additional office space at a rate of $547 per month and requires an additional refundable deposit of $500, which was paid by the Company during the period ended December 31, 2006. The deposits were recorded in prepaid expenses, but have been expensed during the three months ended March 31, 2007.  The lease and addendum expired collectively on March 31, 2007 and was not renewed.

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

On  April 5, 2007 we were obligated to issue 344,999 shares per week for a maximum of 10 weeks as a penalty to the investors of the private placement for failure to register their shares by that date.  We are currently obligated, therefore to issue an aggregate of 3,449,990 shares pro rata to the investors but are not required to register these shares. On March 31,2007 , the Company reserved $3,001,493  for incurring any penalties in conjunction with the registration.  The amount reserved was based upon the maximum number of shares that may be issued and the closing price of a share of common stock of $.87 on March 31,2007.  However at September 30, 2007,the closing price of a share of the Company’s common stock was $.31. The Company reduced the amount  reserved by $1,931,995on its September 30, 2007 condensed consolidated financial statements such that the amount reserved is $1,069,497. The shares of the Company’s common stock were issued November 2,2007 in relation to this penalty.

On June 11, 2007, we agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  . Our common stock was valued at its closing market price on the date of the agreement.  The closing price was$.63 per share, on that date for a total value of $189,000 and a total price paid,cash and  stock, of $539,000.  The 300,000 shares of our common stock have been issued as of September 30, 2007.

Note 9  Impairment of Intangible Assets

We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock .Our common stock was valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid, cash and  stock, of $539,000.  Of the assets acquired the Company assigned a value to $179,775 to merchandise inventory, $8,600 to fixed assets, and  $23,843 to current accounts receivable.   In accordance with SFAS No. 144 “Accounting for the Impairment or disposal of Long Lived assets”  the Company reviewed the intangible assets that were acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to the company. Therefore, the difference between the assets noted and the price paid for the assets $326,782 have been allocated to intangible assets were impaired and written off at June 30, 2007 due to the lack of proven future cash flows generated by the assets acquired.  We impaired an additional $102,620 during the period ended September 30, 2007 as a result of reviewing the long lived assets acquired.

Note 10 Subsequent Events

On September 18, 2007, the Registrant signed an agreement to purchase the certain assets of Innergy Power Corporation and its wholly-owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. (collectively the “Sellers”).  InnergyPower Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The purchase price for the assets was 3,000,000 shares of the Company’s common stock (the “Shares”).  The Company has guaranteed to the Sellers that the Shares will be worth $3,000,000during the 30 day period commencing 11 months from the closing date or the Company will be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller $3,000,000 in cash.  The Shares are subject to piggy back registration rights and a lock up agreement to be executed by the Sellers’ stockholders.  The purchase closed on October 18, 2007. The 3,000,000 shares were issued October 1, 2007.

On November 6, 2007, the Company signed a stock purchase agreement with Donald Karner and Kevin Morrow, whereby the Company purchased all of the issued and outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company Clarity Group (both of which are collectively referred to as “ETEC”).  ETEC provides technical support and field services for all aspects of electric vehicle infrastructure.  ETEC will operate as a subsidiary of the Company and there will be no changes to the company’s management team.

The aggregate purchase price for the outstanding capital stock of ETEC is $3,000,000 in cash and 6,500,000 shares of the Company’s common stock (the “Shares”).  Of the $3,000,000 in cash to be paid to ETEC, $2,500,000 was due upon closing of the stock purchase agreement and $500,000 will be paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares will be issued in the following manner: 3,250,000 upon the close of the stock purchase agreement and 3,250,000 to be issued on the first anniversary of the closing of the stock purchase agreement, which date shall be November 6, 2008.  The Shares bear a restricted legend and are not subject to piggy back registration rights.  The 6,500,000 shares were issued November 2007.

On November 6, 2007, the Company sold an aggregate of $4,117,649 of convertible debentures to three shareholders and one non affiliated investor.  The notes bear interest at 8% per annum and are due May 6, 2010.  As additional consideration for the notes, the Company issued an aggregate of 6,862,748 common stock purchase warrants, each exercisable to purchase one share of common stock at $0.32 per share.

On April 5, 2007 the Company was obligated to issue 344,999 shares per week for a maximum of 10 weeks as a penalty to the investors of the private placement for failure to register their shares by that date.  The Company was obligated, therefore to issue an aggregate of 3,449,990 shares pro rata to the investors but are not required to register these shares. The 3,449,990 shares of the Company’s common stock were issued November 2, 2007.

On October 10, 2007, we issued 100,000 shares of the Company’s common stock to the founder of the Fuel Cell Store as a bonus for executing an employment agreement with the Company,

On October 11, 2007 Mr Jerry Linn, a Director of the Company and Chairman of its Scence and Technology Committee, was issued 200,000 shares of the Company’s common stock.

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

 There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,   “believes,”    “expects,” “intends,”    “plans,”   ”anticipates,”    “estimates”  and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

 Under our agreement with JPL, we have hired it to engineer a magnesium-based system that produces a hybrid power source creating hydrogen fuel and electricity on demand, for which we expect to pay JPL a total of $1,350,000.  We believe that available hydrogen fuel cell technology methods are bulky, unreliable, expensive or energy inefficient.  We are seeking to build and improve upon existing hydrogen fuel cell technologies and combine it with our system to achieve safe, clean and reusable power.  A cost efficient EPC and storage system may make future electric propulsion devices as practical as the current generation of gasoline-powered systems.  If we are successful in commercially developing our EPC, we intend to sublicense the technology under our exclusive license agreement with CalTech for a broad range of applications including various types of motorized vehicles and industrial equipment.  We hope to derive revenue from technology sublicense fees, fuel licensing fees andfees for the design and technical support of refueling stations and royalty fees.

 On February 15, 2007, we entered into a Settlement Agreement with Howard Foote, Elliott Winfield and Universal PowerVehicles Corporation (UPV) to settle and resolve all known disputes and uncertainties between them and us related to all agreements and contracts entered into concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, Foote, Winfield and UPV confirmed the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  In consideration, we paid to Foote, Winfield and PV cash in the amount of $600,000.  Additionally, Foote, Winfield and UPV received 1,500,000 shares of our common stock.

 In connection with the Settlement, an officer and director of Ecotality entered into an escrow agreement with Foote,Winfield and UPV, which cancels and supersedes separate prior escrow agreements entered into with Foote and Winfield, UPV individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to Foote, Winfield, UPV, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Foote, Winfield, UPV; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares ofour common stock; and (3) the immediate release to Ecotality of 6,000,000 shares of our common stock from escrow for cancellation.

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

 3.

 The amount of heat generated by the modified Hydratus™ has decreased significantly by approximately 80% is expected to result in reduced system complexity, in terms of cost and size.  Additionally, because less energy is generated, and subsequently wasted during operation, the regeneration efficiency of the reaction products is increasedby approximately 400%.

 As a result of the technical, performance and cost advancements, JPL recommended all future research and development efforts be shifted to focus on the modified Hydratus™ and all associated systems and processes.  JPL and Ecotality have agreed to develop and test a 7kW prototype, which JPL believes is suitable to power various commercial applications, as well as can be scaled for future systems.  Additionally, JPL and Ecotality plan to design and test a full-size 65 kW Hydratus™ suitable for application in a bus.

During the course of our research and development efforts, we determined that Hydratus was no longer an appropriate name for our long term commercialization plans. Thus on September 1, 2007, we changed the name of Hydratus to Hydrality and all references subsequent  to September 1, 2007 are being made to Hydrality.

       On June 11, 2007, we bought the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  Since the Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the  Fuel Cell Store. through our wholly-owned subsidiary, Ecotality Stores, Inc.  While revenue producing activities ,facilities and employees have intitially remained the same, we intend to change the distribution system through bar coding and inventory control procedures, and expand the customer base through increased emphasis on marketing.  We sell Fuel Cell Store Products through our own Ecotality Store’s website.

      We agreed to buy the assets of the FuelCellStore.com for $350,000 in cash and to issue 300,000 shares of our common stock.  . Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid cash and  stock, of $539,000.   We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assigned a value of  $179,775 in merchandise inventory, $8,600 in fixed assets,, and $23,843 in current accounts receivable.   We reviewed the intangible assets that we acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $326,782 have been allocated to intangible assets and   impaired and written off due to the lack of proven future cash flows generated by the assets acquired.

On September 18, 2007, we signed an agreement to purchase the certain assets of Innergy Power Corporation and its wholly-owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. (the “sellers”).  InnergyPower Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions forgovernment, industrial and consumer applications.  The purchase price for the assets was 3,000,000 shares of  our common stock.  We have guaranteed to the Sellers that the Shares will be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we will be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller $3,000,000 in cash.  The Shares are subject to piggy back registration rights and a lock up agreement to be executed by the Sellers’ stockholders.  The agreement is scheduled to close in early October, 2007 and is subject to customary conditions including satisfactory due diligence results

On November 6, 2007, we signed a stock purchase agreement with two non affiliated individuals whereby we purchased all of the issued and outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company Clarity Group (both of which are collectively referred to as “ETEC”).  ETEC provides technical support and field services for all aspects of electric vehicle infrastructure.  ETEC will operate as a subsidiary of the Company and there will be no changes to the company’s management team.  The aggregate purchase price for the outstanding capital stock of ETEC is $3,000,000 in cash and 6,500,000 shares of the Company’s common stock (the “Shares”).  Of the $3,000,000 in cash to be paid to ETEC, $2,500,000 was due upon closing of the stock purchase agreement and $500,000 will be paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares will be issued in the following manner: 3,250,000 upon the close of the stock purchase agreement and 3,250,000 to be issued on the first anniversary of the closing of the stock purchase agreement, which date shall be November 6, 2008.

Management’s Discussion

Operating Expenses

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Total expenses for the three month period ended September 30, 2007 were $1,814,536.  Approximately18.5% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the three months ended September 30, 2007, we incurred $1,196,555 in general and administrative expenses, of which $250,445 can be attributed to accounting, legal, and professional fees related to the registration of our common stock, public entity accounting and reporting requirements and acquisition activities. In addition, we incurred $114,750 in executive compensation, issued $225,000 in shares related to employee employment agreements, and $48,693 in depreciation expenses.  In comparing operating expenses for the three months ending September 30, 2007 and September 30, 2006  expenses for the 2007 period are overall consistent with those of 2006 when excluding employment agreement compensation.

 In comparison, total expenses during the three month period ended September 30, 2006 were $1,803,543.  A material component of total expenses during this period was attributable to $416,249  in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to the research and development expenses, we also incurred $1,383,943 in general and administrative expenses. We also incurred $1,966 in depreciation expense during this period.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Total expenses for the nine month period ended September 30, 2007 were $5,895,141  Approximately 17.9% of these expenses were research and development costs related to engineering work performed for us by the Jet Propulsion Laboratories and other firms supporting our project. In addition to the research and development costs for the nine months ended September 30, 2007, we incurred $2,358,827 in general and administrative expenses, of which approximately $529,044 can be attributed to  accounting and legal, related to registration of our common stock, public entity accounting and reporting requirements and acquisition of the assets of the Fuel Cell Store as well as other acquisition activities. In addition, included in general and administrative expense is $306,750 in executive compensation and we incurred  $144,982 in depreciation expenses. Approximately 27.7% of our operating expenses for the nine months are for the $1,800,000 in expenses for the settlement with Howard Foot and Elliot Winfield.  The settlement expense is considered part of our operating costs due to the nature of our business regarding intellectual property.  Our expenses for the nine months compare favorably to the expenses incurred the first nine months of 2006 excluding our common stock issued to the California Institute of Technology.

 In comparison, total expenses during the nine month period ended September 30, 2006 were $13,555,770.  A material component of total expenses during this period was attributable to $816,249 in research and development costs specifically related to the power cell technology acquired under the Technology Contribution Agreement. In addition to research and development expenses, for the nine months ended September 30, 2006 we also incurred $4,513,794 in general and administrative expenses, including 2,528,756 in executive compensation.  Approximately $2,475,006 in executive compensation was related to the issuance of our common stock to our CEO.   As indicated above, a material expense for the period was our entering into a License Agreement with California Institute of Technology. We incurred $3,455 in depreciation expense during this period.

We realized our first full quarter of operating revenues during the three month period ended September 30, 2007.  Since this was our initial operating revenue, we do not have comparability data for the first three or nine  months of 2006. This first full quarter of operating revenues in the amount of $235,237 were generated by selling our first products through our web site.  This initial period required expenditures related to upgrading the web site, obtaining necessary licensures, and putting in place new operational systems.  Cost of goods sold percentage for the period beginning June 11, 2007  and ending September 30, 2007 was 71.5%.

Our operating loss for the nine months ended September 30, 2007 was $6,848,298.  This compares favorably with the operating loss of $13,784,428 for the nine months ended September 30, 2006. While our operating loss from inception to September 30, 2007 was $21,426,744, we expect to continue to incur ongoing operating losses for the near future, because the Technology acquired in the Technology Contribution Agreement is still in the research and development stage as indicated above and we will continue to incur research and development costs.   Our full revenue generating capacity will not be realized until we are able to effectively demonstrate the commercial ability of our Technology, of which there can be no assurance and fully integrating the acquisitions that we have made during 2007.

For the three months ended September 30, 2007, we realized total other income of $16,456, and for the nine months ended September 30, 2007, $51,824 consisting solely of interest income.  We also incurred interest expense in the amount of $4,415 during the three months ended September 30, 2007, and $12,501 for the nine months ended September 30, 2007 compared to the $189,760 incurred for the  three months ended September 30, 2006 and $228,658 for the nine months ended September 30, 2006.   In addition to these other income and expense items, we have reserved $1,069,497 for incurring any penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved is based upon the maximum number of shares that will be issued and the closing price of a share of our common stock of $.32 on September 30, 2007.  Shares of our common stock have been issued in conjunction with this reservation of shares on November 2, 2007. In conjunction with our acquisition of the assets of the Fuel Cell Store, we impaired intangible assets in the amount of $429,402 during the period ended September 30, 2007. After taking other income and expenses into account, our loss from continuing operations was $1,506,783 during the three months ended September 30, 2007 and $1,993,303 for the three months ended September 30, 2006.  Comparability for these periods is difficult as the September 30, 2007 loss was mitigated by our reducing the amount reserved in conjunction with the penalty shares and the September 30, 2006 loss is mitigated by significant interest expense paid for loans repaid during the period.

Liquidity and Capital Resources

 The availability of capital resources is a limiting factor to our continuing research and development efforts as a renewable energy company.

 On April 10, 2006, we entered into a letter of intent with Brookstreet Capital, an investment banking firm, to act as a placement agent in connection with a private placement of our unregistered common stock, pursuant to Regulation D, Rule 506,offered solely to accredited investors.  The private placement was conducted on a best efforts basis and there was no assurance that any or all of the securities offered thereby would be sold.  As of October 31, 2006, we sold 34,499,920 shares of our $0.001 par value common stock.  The aggregate gross proceeds received in this private placement was $12,074,935. Total offering costs related to this issuance was $9,352,713, of which $1,714,501 was paid in cash and $7,638,212 of which was the fair market value of warrants to purchase shares of our common stock issued to the placement agent.

 The proceeds generated from the private placement should allow us to continue our EPC research and development program per our overall business plan.  However, there can be no assurance that these capital resources will result in profitable operations through the sale of commercial products and licenses.

 To finance the acquisition of ETEC described above, on November 6, 2007, we sold an aggregate of $4,117,649 of convertible debentures to three shareholders and one non affiliated investor.  The notes bear interest at 8% per annum and are due May 6, 2010.  As additional consideration for the notes, the Company issued an aggregate of 6,862,748 common stock purchase warrants, each exercisable to purchase one share of common stock at $0.32 per share.

Management’s Plan of Operation

 As described in Liquidity and Capital Resources, above, we raised gross proceeds of $12,074,935 in a private placement. The warrants underlying the common shares issued in connection with this private placement may generate up to an additional working capital over the next four (4) years beginning fiscal year 2007 for warrants that may not be exercised as cashless warrants.  As of September 30, 2007 we had available to us approximately $1,814,518 in cash, certificates of deposit and accounts receivable to meet our operating requirements.  In planning for fiscal year 2007, to achieve our research and development goals we developed an overall operating budget of $3,650,000, including $2,100,000 for research and development projects.  In addition, we identified the following other major costs: (1) $717,000 for officer ($400,000) and employee ($317,000) compensation, (2) $425,000 for advertising, marketing, website and new media operations, and (3) $260,000 for professional and legal fees.  These identified categories and costs are generally consistent with our expenses incurred during the year ended December 31, 2006 and remain consistent with the nine months ended September 30, 2007 other than accounting, legal and professional fees that are related to acquisition activities.  We do not anticipate the purchase or sale of any major capital equipment, nor do we anticipate adding a significant number of employees.  The compensation amounts indicated above for both officers and employees do not reflect any stock options or grants that may be awarded during the course of the year in accordance with our Stock Incentive Plan.

 Our efforts during fiscal year 2007 continue to be directed at achieving our research and development objectives, and represent at least 60% of our operating plan.  While we have established a budget for how we will spend our research and development funds, we may have to spend more dollars than planned.  However, given available funds and our plan for fiscal 2007, we anticipate that we have adequate capital resources to complete our objectives for the year as they relate to our research and development activities.

Working Capital

 Net working capital is an important measure of our ability to finance our operations.  Given that our net working capital at December 31, 2006 was positive and continues to remain positive through the nine months ended September 30, 2007 by $1,042,334 or a ratio of 1.6 to 1 ,and  that our private placement efforts have been successful to date, we believe we have adequate working capital to maintain our research and development efforts during 2007 as a minimum.  We may need to obtain additional financing prior to having profitable commercial operations. In order to finance our acquisitions, we have sold debentures as indicated in the liquidity section and may need to do so in the future.

 We do not have any off-balance sheet arrangements.

 We currently do not own any significant plant or equipment that we would seek to sell in the near future.

 We do not anticipate the need to add significant numbers of full- or part- time employees over the next 12 months.  We plan to outsource the research and development and production of our products.

Controls and Procedures

 We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We believe our disclosure controls and internal controls are effective as of September 30, 2007.

 We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute ,assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments indecision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

 Ecotality, Inc. is not a party to any pending legal proceedings

 Unregistered Sales of Equity Securities

 On or about March 1, 2004, we commenced an offering of shares common stock in accordance with Regulation D, Rule504 of the Securities Act, registered by qualification in the State of Nevada. On May 17, 2004, we completed the offering ,whereby we sold 830,000 shares of common stock, par value, at a price of $0.05 per share to 30 investors, of which 29 are unaffiliated shareholders of record and one is our sole officer and director. The 30 non-affiliated, non-accredited shareholders hold 790,000 shares of our common stock. The one affiliated shareholder (Mr. Harold Sciotto) holds 40,000 shares of common stock. The offering was sold for $41,500 in cash. All investors were, at the time of purchase, residents of the State of Nevada.

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

On June 12, 2006, we issued 5,869,565 shares of our common stock, with a fair market value of $1.40 per share, for an aggregate value of $8,217,391, to CalTech pursuant to a License Agreement.  As a result of the issuance, CalTech holds at September 30, 2007 approximately 5.4% of our issued and outstanding common stock.  At the time of the issuance, CalTech had fair access to and all available material information about our company was made available.  The shares bear a restrictive transfer legend.  The issuance of stock to CalTech was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On July 7, 2006, we issued warrants to purchase shares of our common stock to one share holder and one non-affiliated entity in conjunction with bridge loan agreements.  Each warrant holder was granted the right to purchase 550,000 shares of common stock for an aggregate purchase price of $781,000 or $1.42 a share.  The issuance of the stock purchase warrants was made in accordance with an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

In October 2006 we issued an aggregate of 34,499,920 shares of our common stock to a group of 277 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.35 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated there under.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  The total offering costs related to this issuance was $9,352,713, of which $1,714,501 was paid in cash and $7,638,212 of which was the fair market value of warrants to purchase shares of our common stock issued to the placement agent.  As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 6,899,982 shares of our common stock at $0.35 per share until October 27, 2011.  Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount
Use of Net Proceeds:
Development of EPC technology	$8,749
Investor relations expenses	146,675
General and administrative expenses	445,039
Repayment of debt	1,425,000
Working capital	437,898

Total	$2,463,361

 The actual uses of proceeds described above for legal and professional fees and working capital were consistent with theanticipated uses of proceeds described in the Prospectus for the offering.

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
	a.	Technology Contribution Agreement and Exhibits thereto (1)
	b.	License Agreement with California Institute of Technology (2)
	c.	Agreement for purchase and sale of assets (9)

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation filed on April 21, 1999 (3)
	b.	Amendment to Articles of Incorporation filed on November 27, 2006
	c.	Amendment to Articles of Incorporation filed on November 27, 2006
	d.	Amendment to Articles of Incorporation filed on November 27, 2006 (4)
	e.	Restated Bylaws (5)
Material Contracts
	a.	Purchase Order with Hydrogenics Corporation (4)
	b.	Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

99	Additional Exhibits
	a.	Escrow Agreement (6)
	b.	Letter from NASA/Jet Propulsion Laboratories (8)
	c.	Press Release (9)

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

9.                               Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 20, 2007

Date of 8-K	Items Disclosed on Form 8-K

January 30	Items 4.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

SIGNATURES

 In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	November 14, 2007
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	November 14, 2007
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	November 14, 2007
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	November 14, 2007
Jerry Y. S. Lin

/s/ Slade Mead	Director	November 14, 2007
Slade Mead