Form 10KSB
period 2007-12-31
ECOTALITY, INC.
filed 2008-03-28
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, $0.001 par value
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

The issuer’s revenue for its most recent fiscal year was $2,588,658.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “ETLY.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $0.21, which was the closing price on March 27, 2008, is $15,796,543

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2008 was 124,732,861.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

PART I

Description of Business

ECOtality, Inc. is a Nevada corporation that was incorporated in 1999.  We are a renewable energy company that develops, acquires and operates companies in the clean technology sector that provide commercial solutions for today’s global energy challenges. Through strategic acquisitions, partnerships and technology innovations, we strive to advance the market applicability of clean electric technologies to become accepted alternatives to carbon-based fuel technologies. In 2007, through a number of platform acquisitions we transitioned from a development-stage company into a revenue producing company focused on providing renewable energy products and solutions.

We operate with a commercial “electro-centric” strategy, targeting only products and companies that are involved in the creation, storage, and/or delivery of clean or renewable electric power. This strategy has resulted in the development and acquisition of various operating companies and the establishment of solar, hydrogen, and energy storage divisions. We are developing a diverse technology product base that is linked through the ability to deliver comprehensive electro-centric energy alternatives and solutions for commercial customers seeking to implement greenhouse gas reduction programs (GRPs) and to prepare for the anticipated consumer and governmental moves to carbon caps and taxes. We also believe that by building a technologically diverse multi-product base we can mitigate the uncertainty of renewable energy demand and regulatory changes.  With our primary focus on commercially advancing clean electro-centric technologies, we are focused on improving the world’s prevailing and most dominant energy system - electricity.

Our gross sales grew from $0 in 2006 to $2,588,658 in 2007. The trailing twelve month performance of the companies acquired in 2007, coupled with the strong and quickly growing demand for clean and renewable energy technologies and products positions us to greatly expand our sales and market share in 2008. As most of our acquisitions occurred between October and December of 2007, our revenue amounts reflect only the portion of sales while under our control.

The current operations of the Company consist of:

Hydrality™

Hydrality™ is our initial technology and is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. When used in conjunction with existing fuel cell technology, Hydrality emits only pure water and produces no harmful emissions. An electric power cell or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion.

The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc., continues to have strong promise for a variety of commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

We expect to derive revenue from technology license fees, technology transfer fees, fuel licensing fees and fees for the design, installation and technical support of Hydrality systems and by third parties.

Innergy Power Systems

Founded in 1989, Innergy Power Systems is a division of ECOtality, Inc. and is based in San Diego, California with a manufacturing facility in Tijuana, Mexico. Innergy is the only North American manufacturer of both renewable energy solar modules and thin-sealed rechargeable batteries, as its solar photovoltaic (PV) product line addresses the burgeoning worldwide demand for solar energy products and off-grid power. Innergy’s fiberglass reinforced panel (FRP) solar modules are designed to meet a broad range of applications for emergency preparedness and recreation, where quality, durability, rugged construction and light weight are important in the outdoor environment. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy and our wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V., were acquired as platform acquisitions that provide us the ability to further expand our production and manufacturing of solar products and energy storage devices. We viewed this acquisition as the starting point of a major move to provide solar products and solutions for current and developing commercial markets. We expect that solar will become one of our four core technology groups and will contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

Electric Transportation Engineering Corporation (eTec)

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles, and conducts research, development and testing of advanced transportation and energy systems. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages.  eTec also holds exclusive patent rights for their flagship products, the eTec SuperCharge™ – battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers.  This technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system is specifically designed for airport ground support equipment, neighborhood electric vehicle operations, and marine and transit systems. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing this clean electric fast charging technology to airports throughout North America.

eTec has a comparatively long history in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or primary and consulting engineer for projects with the Department of Energy, several national research laboratories, national energy storage consortiums, and large electric utilities where they provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Their work has been in the areas of advanced battery technologies, fast charging technologies, hydrogen creation, storage and dispensing systems, electric vehicle systems, recharging stations, and coal gasification programs.

eTec was acquired as an expansion platform for its core expertise in battery technologies, fast charging systems, energy distribution infrastructure, and advanced vehicle technologies and testing, which includes electric vehicle (EV), hybrid electric vehicle (HEV), plug-in hybrid electric vehicle (PHEV) and hydrogen vehicle technologies. We believe that eTec and its subsidiaries will expand its core technologies through new product development, joint ventures, acquisitions and organic growth.

Edison MinitCharger

Edison MinitCharger was a subsidiary of Edison Source, a division of Edison International (the Southern California energy conglomerate). Edison originally acquired Norvic Traction Technology, which became Edison MinitCharger, for its unique fast charge and complex battery maintenance technologies that are primarily used in mobile material handling applications (forklifts, pallet jacks, etc.). Edison MinitCharger has been, and continues to be, one of the leaders in the mobile material handling industry. The core MinitCharger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. Following the initial acquisition of Norvic, Edison engineers completed many advancements of the technology and received numerous patents all of which were transferred to eTec in our acquisition. MinitCharger has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

Our acquisition of Edison MinitCharger greatly increased the size of our company and reunited the technologies and advancements that sprung from the original Norvic Traction technology: Edison’s MinitCharger and eTec’s SuperCharge products. It allows the unification of the underlying fast charging technology under a single engineering, manufacturing and sales entity and puts us in a leadership position in the rapidly growing clean technology sector of electric vehicle infrastructure technologies.

ECOtality Stores (dba Fuel Cell Store)

ECOtality Stores (dba Fuel Cell Store) is our wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers the widest array of fuel cell products from around the globe. Based in San Diego, California and with active international operations in Japan, Russia, Italy, and Portugal, Fuel Cell Store develops, manufacturers, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. In addition to primary retail operations, Fuel Cell Store also offers consulting services for high schools, colleges, and leading research institutes and is available to host workshops, conferences and corporate events. Fuel Cell Store is the leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Products

We currently offer the following products:

•                  Hydrality technology

•                  Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure, etc…)

•                  eTec SuperCharge fast charge systems

•                  Minit-Charger fast charge systems

•                  Industrial battery systems

•                  Solar panel production

•                  Specialty solar solutions

•                  Specialty thin-sealed lead battery products

•                  Proprietary solar products for consumer, emergency response programs and remote power systems.

•                  Third-party hydrogen and education related products

Customers

We have a strong base of commercial, industrial, institutional, governmental, and utility customers. As the move to renewable clean energy continues to advance, we believe that our positioning within the commercial sector gives us an advantage over companies who focus on consumer products or distribution. Our customer base includes many Fortune 500 companies, hundreds of colleges and universities, international research institutes, major electric utilities, the Department of Energy, the Department of Transportation, major industry research consortiums, vehicle manufacturers and original equipment manufacturers (OEM). By providing testing and engineering services, as well as being a product provider, we are on the cutting edge of technology and product development for the production, storage and delivery of renewable energy sources, which allows us to develop innovative product solutions for industry and government needs.  Our customers use our products in industrial applications and for OEM applications.

We believe that commercial/industrial entities will be the early adopters of renewable energy technologies and products, precipitated by regulatory, financial, employee, and customer pressure. We also believe this sector will provide the most stable demand and will be less prone to overall economy or “fad” pressures. For the immediate future, we plan to focus our efforts and products on this high value added business sector.

Manufacturing

We have manufacturing facilities in Mexico operated under a Maquiladora program for the production of solar and battery products. The facility is highly labor-intensive. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada, Germany, and China.

We expect to expand our Mexican operations significantly in 2008, as well as the high-value manufacturing capability in Arizona. We are currently planning for new leased facilities in Mexico to handle our anticipated growth. Part of our anticipated growth plan would include more mechanized production systems, inclusive of International Organization for Standardization (ISO) quality and environmental certifications. We believe that our existing plant in Arizona has sufficient room for anticipated growth.

Research and Development

We devoted a large percentage of our 2007 research and development expenditures to the Hydrality project. This expenditure was with third-party technology and engineering partners such as NASA’s Jet Propulsion Laboratories (JPL) and others. We have determined that we will rationalize and capacitate our technology research and development expenditures at levels in-line with traditional operating technology companies based upon a reasonable percentage of revenues. Given the proven and commercially viable clean technology companies we acquired in 2007 and anticipate adding in 2008, we have determined we are well positioned with our strategy to grow through a combination of organic growth of existing operations and potential acquisitions of other mid-stage companies that are congruous with our clean electro-centric strategy.

We have determined that the vagaries of the hydrogen industry, the advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commercialization and profitability for hydrogen technologies necessitate that we prudently and significantly scale back our hydrogen research and development expenditures, and proceed only on the basis of joint development projects with third-parties or significantly subsidized development with potential licensees or federal grants.

Sales and Marketing

We are actively marketing all of our companies and products under the ECOtality brand as well as under their historic brand names. We are striving to build a strong corporate identity as a purveyor of “renewable energy” products and solutions.  This corporate branding of group products is an important part of our strategy to provide individual and integrated electro-centric products and solutions.  All marketing programs are or will be dually targeted towards “green products and green returns.” Product marketing is handled on a divisional and subsidiary level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of corporate headquarters in Scottsdale, Arizona.

The majority of our products are sold directly on a business-to-business basis. ECOtality Stores operates internet sales operations of hydrogen fuel cell products and educational kits and systems. We intend to commercialize our Hydrality product through technology license fees, technology transfer fees, fuel licensing fees and fees for the design, installation and technical support of Hydrality systems by ECOtality and/or third parties.

Government

The energy industry is highly regulated.  Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government grants for research and development are often the precursors to the acceptance of and government incentives for new clean technologies. We closely track government policy and strategy as it relates to renewable and clean tech energy. eTec has a large portfolio of DOE contracts and is in regular contact with leaders of U.S energy and technology policies.

Solar power is increasingly becoming more attractive to consumers due to government subsidies and incentives that generally focus on grid-connected systems and take several forms, including feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low-interest loans. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. Several governments also facilitate low interest loans for photovoltaic systems, either through direct lending, credit enhancement, or other programs.

Gradual government increases to Corporate Average Fuel Economy (CAFE) standards on vehicle mileage minimums, along with high gas prices and consumer ecology preferences, are forcing vehicle OEMs to actively seek alternatives to petroleum-powered internal combustion engines (ICE). There is considerable jockeying for a leadership role between two factions – biofuels vs. electric vehicles (HEVs, PHEVs and pure EVs). We are well positioned to play a substantial role in the electric vehicle sector and the associated establishment of an electric infrastructure for PHEVs and EVs.

Our Hydrality system may be subject to regulation under the 2002 National Electric Code (“NEC”), which is a model code adopted by the National Fire Protection Association that governs, among other things, the installation of fuel cell systems.  Accordingly, any of our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692.  In addition, product safety standards have been established covering the overall fuel cell system and the power conversion electronics. There may be new regulations with respect to fuel cells, but we do not currently know the extent to which any new regulations may impact our ability to distribute, sell or install and service Hydrality. If Hydrality reaches the commercialization stage and we begin distributing our systems to our early target markets, federal, state or local government entities may seek to impose regulations.

The Federal Bayh-Dole Act requires the California Institute of Technology (CalTech- operators of NASA’s JPL) to grant to the Federal government a worldwide, non-exclusive, non-transferable, irrevocable, paid-up license in connection with any invention developed under the license agreement.  Therefore, under this provision, the Federal government would have a license to use each subject invention for NASA-related applications and for other applications of the Federal government.

The Federal government also retains “March-in Rights, “ which would allow the Federal government to grant licenses to others if:  (1) we do not “achieve practical application” of a subject invention (i.e. commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sub licensees are manufacturing patented products outside of the United States.  We believe that the Federal government is not likely to exercise its March-in Rights with regard to any of our patented technology because March-in Rights have rarely, if ever, been invoked by the Federal government since the Bayh-Dole Act was enacted in 1980.  However, we cannot assure you that the Federal government will not invoke its March-in Rights against us in the future.

General Competition

Currently, we believe that we have no direct competitors and that our consolidated and diverse offering of products and technologies in multiple renewable energies sectors differentiates us from others in the industry and gives us a competitive advantage. While many of our individual technologies and products do have direct market competition, we are aware of no other entity that has consolidated its products and technology offerings to extend to such diverse renewable energy market segments.

As competition in the renewable energy sectors is intense, the potential competition for each of the individual products and technologies that we offer ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources that are significantly greater than ours.

Hydrality Competition

Hydrality is a complex reactor system that is currently in developmental stages and stores and delivers hydrogen on-demand using magnesium compounds and water. As Hydrality provides an alternative method of storage and delivery of hydrogen, it competes with current suppliers of delivered hydrogen and with other manufacturers of on-site hydrogen generators. Competitors in the delivered hydrogen market include Airgas, Inc., Air Liquide, Air Products and Chemicals, Inc., Linde AG, Praxair Technology, Inc., and Distributed Energy Systems Corporation. Hydrality will also compete with older generations of electrolysis-based hydrogen generation equipment sold by Hydrogenics Corporation, Statoil Hydro, Teledyne Energy Systems, Inc., and other companies. We believe that many of these current hydrogen creation, storage and delivery methods are bulky, unreliable, expensive, energy inefficient, contain hazardous materials, or require the assistance of mechanical compressors to produce hydrogen at high pressures.

There are a number of companies located in the United States, Canada and abroad that are developing Proton Exchange Membrane (PEM) fuel cell technology. These companies include Ballard Power Systems Inc., General Motors Corporation, Giner, Inc., Honda Motor Company, Toyota Motor Corporation, SANYO Electric Co., Ltd., IdaTech LLC, Hydrogenics Corporation, Nuvera Fuel Cells, Plug Power Inc. and United Technologies Corporation. Although we believe these companies are currently primarily targeting vehicular and residential applications, they could decide to enter the hydrogen generation and backup power markets we address. We may also encounter competition from companies that have developed or are developing fuel cells based on non-PEM technology, as well as other distributed hydrogen generation technologies.

Fast-Charge Competition

The eTec SuperCharge and Minit-Charger are fast battery charging systems designed for material handling applications, airport ground support equipment and electric vehicles. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the eTec SuperCharge and Minit-Charger systems are other fast charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, Power Designers, LLC, and C&D Technologies, Inc. Some of the major industrial battery suppliers have begun to align themselves with fast charge suppliers, creating a potentially more significant source of competition. In addition, the eTec SuperCharge and Minit-Charger systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the eTec SuperCharge and Minit-Charger fast charge systems reduces or eliminate the need for extra batteries.

Retail Fuel Cell Competition

Fuel Cell Store has active operations in the United States, Japan, Russia, Italy, and Portugal, and is an online retailer
(e-commerce) that develops, manufacturers, and sells a diverse and comprehensive range of fuel cell products. We believe that the principal competitive factors in the retail fuel cell and e-commerce markets include breadth of product offerings, product quality, product availability, distribution capabilities, internet rankings, ease of use of the website, customer service, technical support, brand and reputation.

The primary direct competitors to Fuel Cell Store are fuel cell manufacturers, and other fuel cell e-commerce sites. Fuel cell manufacturers that sell products directly to consumers include Heliocentris Fuel Cells AG, Horizon Fuel Cell Technologies, Ltd., BCS Fuel Cells, Inc., Electrochem, Inc., and Fuel Cell Scientific, LLC. New e-commerce sites that are coming online in the U.S. and abroad and are duplicating the Fuel Cell Store format and sourcing from the same vendors are providing growing competition. These companies include GasHub Technology, JHT Power, H-Tech, Inc., Element-1 Power Systems, and miniHYDROGEN. Other renewable technologies, including solar and wind, as well as advanced batteries and conventional fossil fuel technologies are also competing technologies for fuel cells.

Solar Competition

The market for solar electric power technologies is competitive and continually evolving. Innergy’s solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., First Solar Inc., Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd. Many of these companies have established strong market positions, greater name recognition, a more established distribution network and a larger installed base of customers. Some competitors also have more available capital and significantly greater access to financial, technical, manufacturing, marketing, sales, distribution, management and other resources than we do. Many of our competitors also have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

In addition to intense market competitors, universities, research institutions and other companies have brought to market advanced and alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. Furthermore, the solar power market in general competes with other sources of renewable energy and conventional power generation.

The principal elements of competition in the solar systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, price, product performance, quality and reliability, and technical service and support. We believe that we compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities and financial resources.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2007, in the United States we held three patent applications and 16 issued patents, which will expire at various times between 2010 and 2021 if all maintenance fees are paid. We also held two PCT patent applications, two Canadian patent applications, one Japanese patent application, one European patent application, 11 issued Canadian patents, four issued Japanese patents, seven issued European patents, and one issued Australian patent.  Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.  Our patents and patent applications generally relate to our hydrogen, battery charging, and thin-cell battery technologies.

In May 2006, CalTech filed a provisional patent application on the hydrogen technology being developed pursuant to a task plan between ECOtality and Jet Propulsion Laboratory (“JPL”), a Federally Funded Research and Development Center for the National Aeronautics and Space Administration (“NASA”).  The California Institute of Technology (“CalTech”) is the operator of JPL and assignee of its patent and technology rights.  On May 7, 2007, a non-provisional patent application was filed by Stinson Morrison Hecker LLP in the name of California Institute of Technology as assignee and ECOtality, Inc. as exclusive licensee of the technology, for a Method and System for Storing and Generating Hydrogen, claiming priority from a provisional application filed by CalTech on May 8, 2006.  The details of the patent application and invention are confidential until publication or issue, which did not occur prior December 31, 2007. The patent application is generally directed towards the hydrogen reactor design that has been under development.

On June 12, 2006, we entered into a License Agreement with California Institute of Technology, which operates JPL, whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, as well as a nonexclusive licensed technology rights developed as a result of the Task Plan.  The license agreement with CalTech relates to CalTech’s rights to patents and technology based on inventions that are :   (a) identified in the license agreement, (b) developed under the development agreement with JPL, (c) related to electric power cell technology developed at JPL with the involvement of our personnel, or (d) funded, in whole or in part, by us (the “CalTech Rights”).  As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391.  Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

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

As of December 31, 2007, we held six United States federal trademark registrations (including eTec SUPERCHARGE®, MINIT-TRAK®, MINIT-WATCH®, INNERGY POWER®, THINLINE®, and POWER PLANT®) and 13 pending applications for federal registration of trademarks (including ECOTALITY™, HYDRALITY™, ELETRICELL™, ELECTRAWIND™, BIOSOLINA™, SOLATRICITY™, MAKING HYDROGEN POWER A REALITY™, and related logos).  We also own various common law trademark rights and Canadian trademark registrations.

With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our products and manufacturing process involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans.

Status of any announced new product or service

On March 19, 2007, we received a memorandum from the National Aeronautics and Space Administration’s Jet Propulsion Laboratory reporting that significant performance advancements have been made with regard to Hydrality™, an on-demand hydrogen storage and delivery system fueled by magnesium and water, that JPL has been developing on our behalf.  In summary, the JPL memo states that, in laboratory tests of the modified Hydrality system, the following has occurred:

1.          Hydrogen-fuel storage capacity, by weight for the entire system, has increased from 4.7% to between 8% and 9%, depending on operating mode, allowing the modified Hydrality to meet the Department of Energy’s 2010 goal of 6% hydrogen storage capacity.

2.          A drop in operating temperature of the modified Hydrality of 300-400 degrees Centigrade will allow the use of less expensive materials in system construction.

3.          The amount of heat generated by the modified Hydrality has decreased by approximately 80% and is expected to result in reduced system complexity, in terms of cost and size.  Additionally, because less energy is generated, and subsequently wasted during operation, the regeneration efficiency of the reaction products is increased by approximately 400%.

As a result of the technical, performance and cost advancements, JPL has recommended all future research and development efforts be shifted to focus on the modified Hydrality reaction and all associated systems and processes.  JPL and ECOtality have agreed to develop and test a 7kW prototype, which JPL believes is suitable to power various commercial applications, as well as can be scaled for future systems.

In October of 2007, we announced that we will participate in the Arizona Public Service (APS) Advanced Hydrogasification Project (AHP).  APS, Arizona’s largest public utility company, has previously received $8.9 million in funding for this pilot project from the U.S. Department of Energy (DOE). The objective of this partnership is to investigate the use of Hydrality™ – an on-demand hydrogen production and storage technology – to support APS’ hydrogasification efforts to deliver “clean” electricity to the public. The Hydrality testing is currently estimated to commence in the middle of 2008.  The AHP program is a collaborative project among APS and industry partners, including the Department of Energy’s National Energy Technology Laboratory (NETL), to develop an economical process of producing substitute natural gas (SNG) from coal without the release of carbon dioxide, a known greenhouse gas. The APS project will use hydrogen to react with coal in a high temperature and pressure reaction that ultimately produces methane that can be injected into existing natural gas pipelines. Specifically aimed at supporting the AHP hydrogasification efforts, the project will conduct testing to evaluate the process kinetics and reactor dynamics of our Hydrality process for large-scale hydrogen production and storage applications.

Employees

As of December 31, 2007, we had 63 employees, including 43 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Key Transactions in 2007

Name Change

ECOtality, Inc. was originally incorporated in Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products.  In early 2006 we commenced the development of our Hydrality technology.  On November 14, 2006, we changed our name to “ECOtality, Inc.” We are currently are the parent company of Electric Transportation Engineering Corporation (eTec), Portable Energy De Mexico, S.A. DE C.V. (our subsidiary located in Tijuana , Mexico), and ECOtality Stores, Inc. dba Fuel Cell Store, each of which is wholly owned by us, and of Innergy Power Systems, which is a operated as a division of ECOtality, Inc.

Foote and Winfield Settlement

On February 15, 2006, we entered into and closed a Technology Contribution Agreement with Howard Foote and Elliot Winfield (“Transferors”), pursuant to which we acquired all of Transferors’ right, title and interest in and to a certain electric power cell (“EPC”) technology to be used in connection with the development of an improved electric battery represented by a U.S. Patent Office patent application (the “Technology”).  As a result of the Technology Contribution Agreement, our board of directors made a decision to change our business focus from marketing chemical products toward developing the EPC/Hydrality technology.  Due to a change in business, year-to-year comparisons are not significant, are not a reliable indicator of future prospects, and accordingly are not presented in this annual report.

On February 15, 2007, we entered into a Settlement Agreement and Release (the “Settlement”) with Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation (“UPV”) (collectively the “Parties”) to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered into prior to the effective date of the Settlement concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  Further to this, for a period of two years from the effective date of the Settlement, the Parties are prohibited, without our prior written consent, from directly or indirectly, participating in any business in competition with us or from engaging in any business activities that are the same or substantially similar to our business activities during the terms Foote and Winfield were employed by, or were affiliated with, ECOtality.  In consideration, we paid to the Parties cash in the amount of $600,000.  Additionally, the Parties received 1,500,000 shares of our common stock.

In connection with the Settlement, an officer and director of ECOtality entered into an escrow agreement with the Parties, which cancels and supersedes separate prior escrow agreements entered into with each of Foote and Winfield, individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to the Parties, upon the achievement of certain performance standards, as set forth in said 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Parties; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (3) the immediate release of 6,000,000 shares of our common stock from escrow for cancellation

June 2007 Acquisition – Fuel Cell Store

On June 11, 2007, we bought the assets of the Fuel Cell Store (www.FuelCellStore.com), a small web-based seller of educational fuel cell products. The Fuel Cell Store product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services for establishing educational programs for all levels of educational institutions.  Since Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the Fuel Cell Store through our wholly-owned subsidiary, ECOtality Stores, Inc.  While revenue producing activities, facilities and employees have initially remained the same, we have changed the distribution system through inventory control procedures, and expanded the customer base through increased emphasis on marketing.  We sell Fuel Cell Store products through our own ECOtality Store’s website.

      We bought the assets of the Fuel Cell Store for $350,000 in cash and to issue 300,000 shares of our common stock. Our common stock was valued at its closing market price on the date of the agreement. The closing price was $.63 per share, on that date for a total value of $189,000 and a total price paid cash and stock of $539,000. We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continued to exist after the purchase was completed.  Of the assets acquired we identified and assigned a value to $179,775 in merchandise inventory, $8,600 in fixed assets, and $23,843 in current accounts receivable. We reviewed the intangible assets that we acquired, including the customer data base, and internally developed software and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $326,782 have been allocated to intangible assets and impaired and written-off due to the lack of proven future cash flows generated by the assets acquired.

October 2007 Acquisition – Innergy Power Systems

On October 1, 2007 we closed on the purchase of certain assets of Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V., pursuant to an agreement that we entered into on September, 18, 2007.  Innergy designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The purchase price for the assets was 3,000,000 shares of our common stock.  We guaranteed to the sellers that the shares of our common stock issued in the transaction would be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we would be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller the difference in cash.  The shares were issued to the seller and are subject to piggy back registration rights and a lock-up agreement.

November 2007 Acquisition-  eTec Group of Companies

On November 6, 2007 we signed an agreement to acquire all of the outstanding stock of the Clarity Group, Inc. and its affiliate, Electric Transportation Engineering Corporation (eTec), through a stock purchase agreement.  eTec provides technical support and field services for all aspects of electric vehicle infrastructure.  eTec operates as our wholly owned subsidiary and there have been no changes to the eTec’s management team.

The aggregate purchase price for the outstanding capital stock of eTec was $3,000,000 in cash and 6,500,000 shares of our common stock.   Of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 is being paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares were issued in the following manner: 6,500,000 were issued upon the close of the stock purchase agreement, 3,250,000 were released on date of signing, and 3,250,000 are to be released by our corporate secretary on the first anniversary of the closing of the stock purchase agreement, subject to any indemnity claims.  The shares bear a restrictive legend and are not subject to piggy back registration rights.

November 2007 Financing

On November 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $4,117,649.  We received gross proceeds of approximately $3,500,000 from this offering.  In connection with the November 2007 financing, we issued the following securities to the investors:

•                                          $4,117,649 in Secured Original Issue Discount Convertible Debentures; and

•                                          Common Stock Purchase Warrants to purchase 6,862,748 shares of common stock at $0.32 per share for a period of five years.

The warrants are exercisable to purchase one share of common stock at $0.32 per share, and have a term of exercise equal to 5 years.  The warrant holders may not exercise the warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the common stock following such exercise.

The Original Issue Discount Secured Debentures are due on May 6, 2010, were sold at an 8% discount, and are convertible into our common stock, at the investors’ option, at a conversion price equal to $0.30 per share.  We will not have the right to prepay any portion of the principal amount of the November 2007 Debentures without the prior written consent of the holder. Beginning on May 6, 2008, and continuing on the same date of each successive month thereafter, we must repay 1/24th of the original principal amount of the Debentures plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder in respect of the Debenture.  The holders of the November 2007 Debentures will not have the right to convert the November 2007 Debentures, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common stock immediately after giving effect to such conversion.

If we, at any time while the November 2007 Debentures are outstanding, sell or grant any option to purchase or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of our common stock at an effective price per share that is lower than the then-existing conversion price, the conversion price shall be reduced to equal such effective price per share.  Such an adjustment shall be made whenever we issue such common stock or common stock equivalents.

We may, at our option, redeem the November 2007 Debentures if we meet certain equity conditions and if we deliver a notice to the debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the November 2007 Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of the Debentures on the 30th Trading Day following such notice.  On that 30th trading day, the redemption amount is payable in full to the debenture holders.

We must redeem a portion of the November 2007 Debentures each month for cash.  If we satisfy certain equity conditions and give 10 trading days’ prior written irrevocable notice to the debenture holders, on each such monthly redemption date, we may, at our option, elect to pay all or part of a monthly redemption amount in shares of our common stock based on a conversion price equal to the lesser of (i) the then conversion price and (ii) 88% of the average of the VWAPs for the 10 consecutive trading days ending on the day that is immediately prior to the applicable monthly redemption date.  The debenture holder may convert any principal amount of the November 2007 Debenture subject to a monthly redemption at any time prior to the date that the monthly redemption amount, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder are due and paid in full.

We may, at our option, force the debenture holders to convert all or portion of the then outstanding principal amount of the November 2007 Debentures (plus any accrued buy unpaid interest, liquidated damages and other amounts then owing the debenture holders) into shares of our common stock if we satisfy certain equity conditions, the VWAP for 20 out of any 30 consecutive trading days exceeds $0.75, and, within one trading day, we deliver a written notice to the debenture holders of such conversion.

We granted the November 2007 Debenture investors a first priority security interest in all of our assets and those of each of our subsidiaries subject only to the December 2007 Debentures, pursuant to the security agreement, dated as of November 6, 2007, between us, our subsidiaries and the secured parties.

In conjunction with the November 2007 Debenture transaction, our subsidiaries entered into a guarantee agreement pursuant to which each of them guaranteed our obligations under the securities purchase agreement and the documents entered into pursuant to the securities purchase agreement, including the November 2007 Debentures.

We granted the November 2007 Debenture investors registration rights with respect to the shares issuable upon conversion of the debentures and the shares of common stock underlying the warrants.  Pursuant to the registration rights agreement by and among us and each of the parties signatory thereto, we filed a registration statement on January 8, 2008. Our registration statement was declared effective by the U.S. Securities and Exchange Commission (the “Commission”) on January 28, 2008. With respect to any additional registration statements which may be required pursuant to which, the number of registerable securities at any time exceeds 100% of the number of shares of common stock then registered in a registration statement during the period of effectiveness, we are required to file the additional registration statements within 90 days from closing.  If we failed to have the registration statement filed or declared effective by the required dates, we were obligated to pay a penalty equal to 2% of the purchase price to each investor upon any such registration failure and for each thirty days that such registration failure continues.  The parties agreed that the maximum aggregate liquidated damages payable to a holder under the registration rights agreement shall be 20% of the aggregate subscription amount paid by such holder pursuant to the securities purchase agreement.

As of December 31, 2007, there was $1,232,028, net of discounts of $2,885,620 outstanding under the November 2007 Debentures.

December 2007 Acquisition – Edison Minit-Charger and related Corporate Assets

In December 2007, we entered into and completed various stock and asset purchase agreements with Electric Transportation Engineering Corporation, Edison Source, Edison Enterprises and 0810009 B.C. Unlimited Liability Company to purchase certain technology and assets related to the manufacture and selling of a “fast charge” battery charging system to be used in commercial and industrial market places.

The aggregate purchase price was $1,000,000 in cash and 2,000,000 shares of our common stock.  If, on December 14, 2008, the average closing price for our common stock during the 30-day period ending on December 4, 2008 is less than $1.00 per share, we, at our option, must:

•                     Issue additional shares of common stock to the seller so that the aggregate value of the common stock issued to the seller in the transaction is equal to $2,000,000;

•                     Pay to the seller an additional amount of cash so that the aggregate value equals difference between the amount of the purchase price and the cash consideration payable to the seller; or

•                     Purchase or cause the purchase of the common stock issued to the seller in the transaction for an aggregate price equal to $2,000,000.

December 2007 Financing

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706..  We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

•                                          $1,764,706.50 in Secured Original Issue Discount Convertible Debentures; and

•                                          Common Stock Purchase Warrants to purchase 2,941,177 shares of common stock at $0.32 per share for a period of five years.

The warrants are exercisable to purchase one share of common stock at $0.30 per share, and have a term of exercise equal to

5 years.  The Warrant holders may not exercise the Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common stock following such exercise.

The Original Issue Discount Secured Debentures are due on June 6, 2010, were sold at an 8% discount, and are convertible into our common stock, at the investors’ option, at a conversion price equal to $0.32 per share.  We will not have the right to prepay any portion of the principal amount of the Debentures without the prior written consent of the holder. Beginning on June 4, 2008, and continuing on the same date of each successive month thereafter, we must repay 1/24th of the original principal amount of the Debenture plus accrued but unpaid interest, liquidated damages, if any, and any other amounts then owing to the holder in respect of the Debenture.  The holders of the Debentures will not have the right to convert the Debentures, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common stock immediately after giving effect to such conversion.

If we, at any time while the December 2007 Debenture is outstanding, sell or grant any option to purchase or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of our common stock at an effective price per share that is lower than the then-existing conversion price, the conversion price shall be reduced to equal such effective price per share.  Such adjustment shall be made whenever we issue such common Stock or common stock equivalents.

We may, at our option, redeem the December 2007 Debentures if we meet certain equity conditions and if we deliver a notice to the debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the December 2007 Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of the Debentures on the 30th Trading Day following such notice.  On that 30th trading day, the redemption amount is payable in full to the debenture holders.

We must redeem a portion of the December 2007 Debentures each month for cash.  If we satisfy certain equity conditions and give 10 trading days’ prior written irrevocable notice to the debenture holders, on each such monthly redemption date, we may, at our option, elect to pay all or part of a monthly redemption amount in shares of our common stock based on a conversion price equal to the lesser of (i) the then conversion price and (ii) 88% of the average of the VWAPs for the 10 consecutive trading days ending on the day that is immediately prior to the applicable monthly redemption date.  The debenture holder may convert any principal amount of the December 2007 Debenture subject to a monthly redemption at any time prior to the date that the monthly redemption amount, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder are due and paid in full.

We may, at our option, force the debenture holders to convert all or portion of the then outstanding principal amount of the December 2007 Debentures (plus any accrued buy unpaid interest, liquidated damages and other amounts then owing the debenture holders) into shares of our common stock if we satisfy certain equity conditions, the VWAP for 20 out of any 30 consecutive trading days exceeds $0.75, and, within one trading day, we deliver a written notice to the debenture holders of such conversion

We granted the December 2007 Debenture investors a first priority security interest in all of our assets and each subsidiary subject only to the November 2007 Debentures, pursuant to the Security Agreement, dated as of November 6, 2007 between us, our subsidiaries and the secured parties.

In connection with the December 2007 Debenture transaction, each of our subsidiaries entered into a guarantee agreement pursuant to which it guaranteed the obligations of the Company under the securities purchase agreement and the documents entered into pursuant to the securities purchase agreement, including the December 2007 Debentures.

We granted the investors registration rights with respect to the debentures and the shares of common stock underlying the warrants.  Pursuant to the registration rights agreement by and among us and each of the parties signatory thereto, we filed a registration statement on January 8, 2008.  Our registration Statement was declared effective by the Commission on January 28, 2008. With respect to any additional registration statements which may be required pursuant to which, the number of registerable securities at any time exceeds 100% of the number of shares of common stock then registered in a registration statement during the period of effectiveness, we are required to file the additional registration statements within 90 days from closing.  If we fail to have the registration statement filed or declared effective by the required dates, we will be obligated to pay a penalty equal to 2% of the purchase price to each investor upon any such registration failure and for each thirty days that such registration failure continues.  The parties agreed that the maximum aggregate liquidated damages payable to a holder under the registration rights agreement shall be 20% of the aggregate subscription amount paid by such holder pursuant to the securities purchase agreement.

As of December 31, 2007, there was $981,342, net of discounts of $783,365 outstanding under the December 2007 Debentures.

Available Information

We maintain a website at http://www.ecotality.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as ECOtality, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Risk Factors

We may be unable to commercially develop our Hydrality technology, which is still unproven.  In such event, we would not be able to remain in this business.

Through JPL and others, we are in the process of commercially developing our Hydrality technology.  The Hydrality technology is new and commercially untested and there can be no assurance that we can develop the technology or that the technology will result in the creation of commercially saleable products.  If the technology cannot be developed, we will be unable to remain in this business.

There is no assurance that the Hydrality technology is patentable by JPL or, if patented, that others will not develop functionally similar products outside the patent.  Without patent protection, our competitors could develop functionally similar products.

We have entered into a license agreement with the California Institute of Technology (CalTech) under which we have the exclusive license to use and sell the Hydrality technology under any JPL patent and patent application.  There can be no assurance that CalTech will obtain any patents on the Hydrality technology or, if obtained, that others will not develop functionally similar products that do not infringe on the patents.  All license rights granted by CalTech are subject to a reservation of rights by CalTech for non-commercial education and research purposes and U.S. Government rights provided by statute.  Without patent protection, our competitors could develop functionally similar products.

We face competition from large established renewable and alternative energy development companies which are also seeking to develop alternative energy power sources.  Such competition could reduce our revenue or force us to reduce our prices, which would reduce our potential profitability.

Literally hundreds of companies, including many of the largest companies in the world, are seeking to develop similar or competitive technologies to that of all of our technologies.  There can be no assurance that we can commercially develop the Hydrality technology or that competitors will not develop substantially equivalent or superior technology.  Such competition could reduce our revenue or force us to reduce our prices, which would reduce or eliminate our potential profitability.

Even if our Hydrality technology is successfully developed for transportation applications, we will be unable to sell the technology unless others build and operate fueling stations to provide the required fuel for this technology.

In order to implement the Hydrality technology, it will be necessary to develop “fueling stations” similar to gas stations.  Without these fueling stations there will be no market for the Hydrality technology.  There can be no assurance that others will build or operate the necessary fueling stations.

Any license we receive from JPL will be subject to a reservation of rights transferred to the US Government, thereby potentially reducing our rights to sublicense the Hydrality technology.

Should JPL commercially develop the Hydrality technology, we intend to sublicense rights to the technology to third parties. However, any license we receive from JPL will be subject to the Federal Government’s right to a worldwide, non-exclusive, non-transferable, irrevocable paid up license in connection with any invention developed under the license agreement to use the Hydrality technology for non-commercial education and research purposes.  Such a reservation reduces our ability to market the Hydrality technology as it would not allow our exclusively licensing to anyone for non commercial education, research and NASA related applications and for other application of the Federal Government.

The Federal government also retains “March-in Rights,” which would allow the Federal government to grant licenses to others if:  (1) we do not “achieve practical application” of a subject invention (i.e., commercialize the technology); (2) such action is necessary to alleviate health or safety needs that are not reasonably satisfied by us; (3) such action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (4) such action is necessary because we and/or our sublicensees are manufacturing patented products outside of the United States.  We believe that the Federal government is not likely to exercise its March-in Rights with regard to any of our patented technology because March-in Rights have rarely, if ever, been invoked by the Federal government since the Bayh-Dole Act was enacted in 1980.  However, we cannot assure you that the Federal government will not invoke its March-in Rights against us in the future.

Alternatives to our Hydrality technology or improvements to traditional energy technologies could make the Hydrality less attractive or render it obsolete, thereby limiting or eliminating our potential sales.

The Hydrality technology is among a number of alternative energy products being developed by companies around the world.  A significant amount of public and private funding is currently directed towards development of microturbines, solar power, wind power and other types of fuel cell technologies.  Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make the Hydrality technology less attractive or render it obsolete, thereby limiting or eliminating our potential sales.

We may not be able to protect our patents and intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary or other rights of third parties.

We expect to rely on patents and other policies and procedures related to confidentiality to protect our intellectual property.  Four provisional patent applications were filed by Howard Foote in 2006 and assigned to us. CalTech also filed a provisional patent application on the technology in 2006.  In anticipation of filing non-provisional patent applications, all provisional patent applications were reviewed by us. It was determined that the CalTech provisional patent best embodied the technology desired by us, and that the Foote provisional applications either duplicated the CalTech provisional patent or embodied magnesium metal-air battery technology no longer of interest to us.  Thus, some of the Foote provisional applications have been allowed to lapse by the failure to file non-provisional applications based thereon. On May 7, 2007 a non-provisional patent application based on the CalTech provisional patent application was prepared and filed by Stinson Morrison Hecker LLP in the name of California Institute of Technology as assignee and us as exclusive licensee of the technology. We also expect to file during 2007 a provisional patent application on a hydrogen reactor design currently under development.

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

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology, especially our proprietary vapor transport deposition process and laser scribing process, is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. We have received patents in the United States and select foreign jurisdictions and we have pending applications in such jurisdictions as well. Our existing patents and future patents could be challenged, invalidated, circumvented, or rendered unenforceable. We have pending patent applications in the United States and in foreign jurisdictions. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we have not applied for patent, trademark, or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to protect our legitimate interests.

We cannot assure you of market acceptance of our Hydrality technology, the absence of which will limit our revenue and potential profit.

Even if we are able to develop the Hydrality technology, there can be no assurance that a market will develop for it.  Even if an electric fuel vehicle market develops, a different form of vehicle may be more accepted in the marketplace.  Moreover, other solutions to the problem of containing emissions created by internal combustion engines may be invented, developed and produced.  Any other solution could achieve greater market acceptance than our Hydrality technology.  The failure of a market for our Hydrality technology would adversely affect or eliminate our revenue and potential profit.

We cannot assure you that eTec will continue to receive Department of Energy (DOE), or any other government funding, which comprises a large portion of its revenue.

Government funding of projects related to renewable energy, energy, and transportation is subject to cuts or cancellation without notice. A large portion of the consulting and testing revenue of eTec is DOE related activity, and as such the future of such revenue streams is uncertain and out of our control.

We cannot assure that the underlying technology of SuperCharge and MinitCharger will remain commercially viable, and this could affect the revenue and potential profit of eTec and MinitCharger.

We face competition in the battery recharging and fast charging sector from a number of companies. While we believe that we currently have the best technology in fast charging, conditioning and monitoring batteries for transportation and industrial applications, we cannot assure you that competitors will not develop and bring to market substantially equivalent or superior technology. A loss of our technology advantage could adversely impact or eliminate our revenue and profitability

We cannot assure you that the demand for hydrogen testing, educational and small-scale applications will continue, and this could affect the prospects for Fuel Cell Store.

We face competition in the provision of fuel cell products and educational materials from a number of companies. Additionally, the hydrogen industry is evolving, demand is unpredictable and follows outside forces such as school funding programs and government funding which are out of our control.

We have incurred losses since our inception and may be unable to generate sufficient net sales in the future to sustain profitability.

We incurred a net loss of $14,497,768 in 2006 and $13,691,964 in 2007. We had an accumulated deficit of $(28,270,409) at December 31, 2007 and we may incur losses in the future. In addition, we expect our operating expenses to increase as we expand our operations. Our ability to reach profitability depends on a number of factors, including the growth rate of the renewable energy industry, the continued market acceptance electric transportation systems, solar products and battery products, and the competitiveness of our technology and engineering services. If we are unable to generate sufficient net sales to sustain profitability and positive cash flows, we could be unable to satisfy our commitments and may have to discontinue operations.

An increase in interest rates or a dramatic tightening of corporate credit markets could make it difficult for end-users to finance the cost of a conversion to renewable energy products and systems and could reduce or eliminate the demand for our products.

Many of our end-users depend on debt financing to fund the initial capital expenditure required to purchase and install renewable energy products and systems. As a result, an increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install renewable energy products and systems on favorable terms, or at all and thus lower demand for our products and reduce our net sales. In addition, we believe that a significant percentage of our end-users install renewable energy products as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a renewable energy products and systems and make alternative investments more attractive relative to renewable energy products and, in each case, could cause these end-users to seek alternative investments.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

Our products are sold with various materials and workmanship warranty for technical defects and a ten year and twenty-five year warranty against declines of more than 10% and 20% of their initial rated power, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our products and recognized net sales. As of December 31, 2007, our accrued warranty expense amounted to approximately $231,303.

Because of the limited operating history of our products, we have been required to make assumptions regarding the durability and reliability of our products. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective solar modules in the future. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective products, which could have a material adverse effect on our financials results

We depend on a limited number of third-party suppliers for key raw materials and their failure to perform could cause manufacturing delays and impair our ability to deliver our products to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms, if at all.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have significant marketing and distribution operations outside the United States and expect to continue to have significant manufacturing operations outside the United States in the near future.  We have significant manufacturing operations in Mexico. In the future, we may have operations in other European countries, and other Asian countries and, as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•                  difficulty in enforcing agreements in foreign legal systems;

•                  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•                  fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules, cost of raw materials and labor and equipment is denominated in a foreign currency;

•                  inability to obtain, maintain, or enforce intellectual property rights;

•                  risk of nationalization of private enterprises;

•                  changes in general economic and political conditions in the countries in which we operate;

•                  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•                  difficulty with staffing and managing widespread operations; and

•                  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our solar modules and make us less competitive in some countries.

Our future success depends on our ability to retain our key employees and to successfully integrate them into our management team.

We are dependent on the services of Jonathan Read our Chief Executive Officer, Barry Baer, our Chief Financial Officer, Don Karner, Chief Executive Officer of our eTec subsidiary, Darrell Musick, Chief Executive Officer of Innergy, and other members of our senior management team. The loss of Messrs. Read, Baer, Karner, and Musick or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Read, Baer, Karner, and Musick, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice. We recently added several members to our senior management team.

Integrating them into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and prove unsuccessful.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions, or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our solar modules results in personal injury or property damage. Our recharging systems, batteries, solar modules are electricity-producing devices, and it is possible that users could be injured or killed by our products due to product malfunctions, defects, improper installation, or other causes. Our companies commercial shipment of products began in 1999 and, due to our limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Risks Relating to Our Common Stock:

If We Fail to Remain Current on Our Reporting Requirements with the commission, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports to the commission under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our SEC reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•                                          that a broker or dealer approve a person’s account for transactions in penny stocks; and

•                                          the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•                                          obtain financial information and investment experience objectives of the person; and

•                                          make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•                                          sets forth the basis on which the broker or dealer made the suitability determination; and

•                                          that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•                  the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•                  the inability to meet the financial estimates of analysts who follow our common stock;

•                  announcements by us or our competitors of significant contracts, productions, acquisitions, or capital commitments;

•                  variations in quarterly operating results;

•                  general economic conditions;

•                  terrorist acts;

•                  future sales of our common stock; and

•                  investor perception of us and the renewable energy industry.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price they paid for the common stock. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

If an event of default occurs under the security agreement, secured convertible notes, or stock pledge agreement, we could lose possession of all our assets and the assets of our subsidiaries.

In connection with the security agreement entered into on November 6, 2007, which secures the November 2007 Debentures and the December 2007 Debentures, we granted a security interest on our and our subsidiaries’ goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement provides that upon the occurrence of an event of default under any agreement with the purchasers signatory to the securities purchase agreement shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by the guaranteed parties to foreclose on our assets could likewise cause us to curtail our current operations.

Risks Relating To Our Convertible Debentures:

The issuance of our stock upon conversion of the debentures could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute existing stockholders’ equity and voting rights.

The November 2007 and December 2007 debentures have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market’s ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. Falling prices may encourage investors to profit by engaging in short sales by borrowing shares that they do not own in anticipation of a decline in price to enable the seller to cover the sale with a purchase at a later date, at a lower price, and thus at a profit, which further contributes to a decline in the price of our stock. If this occurs, the number of shares of our common stock that is issuable upon conversion of the debentures will increase, which will materially dilute existing stockholders’ equity and voting rights.

If we are required for any reason to repay our outstanding secured convertible debentures, we would be required to further deplete our working capital.

If we were required to repay the convertible debentures, we would be required to deplete our working capital and/or raise additional funds. If we were unable to repay the debentures when required, the holders could commence legal action against us to enforce their rights. Any such action may require us to curtail or cease operations.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value of our company.

Members of our Board of Directors and our executive officers, together with their affiliates, own approximately 39.9% of our outstanding common stock.  Accordingly, these stockholders, if they act together, may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

We may need to raise additional funds in the future to finance our further growth and development of our technologies. We cannot give any assurance that we would be successful in raising such funds and, should we do so through the sale of equity securities, such sale would dilute the stock ownership of existing investors.

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of December 31, 2007, we had 124,224,528 shares of common stock issued and outstanding as well as outstanding warrants to purchase an additional 19,075,462 shares of common stock.  In the offering pursuant to the registration statement, effective on January 28, 2008 the selling stockholders may convert up to 19,607,852 shares of common stock underlying convertible debentures and exercise up to 9,803,925 shares of common stock underlying warrants.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our board of directors (particularly to serve on our audit committee) and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

DESCRIPTION OF PROPERTY

Our primary property consists of office and manufacturing facilities to support our operations. Our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Headquarters	Scottsdale, AZ	Owned	1,700
Manufacturing/Office	Phoenix, AZ	Leased	2,300
Manufacturing/Office	San Diego, CA	Leased	5,400
Manufacturing/Office	Tijuana, Mexico	Leased	19,000
Manufacturing/Office	Phoenix, AZ	Leased	15,000
Warehouse/Office	Toronto, Canada	Leased	12,000
Warehouse	Toronto, Canada	Leased	9,000

We purchased the office building that serves as our headquarters and which is located in Scottsdale, Arizona, on January 16, 2007 for an aggregate price of $575,615.  A total of $287,959 has been paid as of December 31, 2007 and a tax credit has been recorded in the amount of $156.  The remaining balance of $287,500 is structured as an interest-only loan, bears interest at a rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007.  The entire principal balance of the loan is due on or before January 16, 2012.  The loan is secured by a deed of trust on the office building.

Our lease terms range from month to month through to 2010, with all terminating on or before November 30, 2010.

It is our belief that we are adequately insured regarding our leased and owned properties.

LEGAL PROCEEDINGS

None of our directors, officers, significant employees, or affiliates has been convicted in a criminal proceeding, exclusive of traffic violations.

None of our directors, officers, significant employees, or affiliates has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

None of our directors, officers, significant employees, or affiliates of has been convicted of violating a federal or state securities or commodities law.

We are not a party to any pending legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2007 we solicited the proxies of our shareholders to vote to approve an amendment and restatement of our Articles of Incorporation to clarify Ecotality, Inc.’s authorized capital stock and the ability of our board of directors to set the number of directors constituting the full board of directors consistent with the terms of our bylaws.  Approval was obtained from our shareholders January 3, 2008.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock has been quoted on the NASD’s OTC Bulletin Board under the trading symbol “ACHM” from December 7, 2005 until December 12, 2006 when our symbol was changed to “ETLY.”  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

2005	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter	$	n/a	$	n/a

2006	High	Low
First Quarter	$1.95	$0.33
Second Quarter	$1.59	$1.08
Third Quarter	$1.50	$1.10
Fourth Quarter	$2.07	$1.20

2007	High	Low
First Quarter	$1.72	$0.58
Second Quarter	$1.07	$0.11
Third Quarter	$0.60	$0.28
Fourth Quarter	$0.40	0.18

On December 31, 2007 the closing bid price on the OTC Bulletin Board for our common stock was $0.19 per share.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Shares Available Under Rule 144

As of March 28, 2008, we had 124,742,860 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.          1% of the then outstanding shares of our common stock; or

2.          The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

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

Holders

As of December 31, 2007, ECOtality, Inc. had approximately 124,224,528 shares of $0.001 par value common stock issued and outstanding held by 458 shareholders of record.  ECOtality, Inc.’s Transfer Agent is:  Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

We have not declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

	Number of Shares
Total Securities Approved to be issued under the Equity Compensation Plan	10,000,000

Securities to be issued upon exercise of outstanding options, warrants and rights	1,950,000	(1)
Securities Committed to Approved Compensation Plans not yet Issued	1,200,000
Number of Securities Issued from Plan to Date	750,000

Number of securities remaining available for future issuance	6,100,000

(1)  Weighted Average Price of Outstanding Options, Warrants and Rights is $0.23 per share

Recent Sales of Unregistered Securities

In October 2006 we issued an aggregate of 34,499,920 shares of our common stock to a group of 277 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.35 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  The total offering costs related to this issuance was $9,352,713.  As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 6,899,982 shares of our common stock at $0.35 per share until October 27, 2011.

On November 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $4,117,649.  We received gross proceeds of approximately $3,500,000 from this offering.  In connection with the November 2007 financing, we issued the following securities to the investors:

•                                          $4,117,649 in Secured Original Issue Discount Convertible Debentures; and

•                                          Common Stock Purchase Warrants to purchase 6,862,748 shares of common stock at $0.32 per share for a period of five years.

The warrants are exercisable to purchase one share of common stock at $0.32 per share, and have a term of exercise equal to 5 years.  The warrant holders may not exercise the warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the common stock following such exercise.  As of December 31, 2007, no shares of common stock had been issued upon conversion of the debentures or the warrants issued on November 6, 2007.

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706..  We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

•                                          $1,764,706.50 in Secured Original Issue Discount Convertible Debentures; and

•                                          Common Stock Purchase Warrants to purchase 2,941,177 shares of common stock at $0.32 per share for a period of five years.

The warrants are exercisable to purchase one share of common stock at $0.30 per share, and have a term of exercise equal to 5 years.  The Warrant holders may not exercise the Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common stock following such exercise.  As of December 31, 2007, no shares of common stock had been issued upon conversion of the debentures or the warrants issued on December 6, 2007.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview of the Business

We are a renewable energy company that develops, acquires and operates companies in the clean technology sector that provide commercial solutions for today’s global energy challenges. Through strategic acquisitions, partnerships and technology innovations, we strive to advance the market applicability of clean electric technologies to become accepted alternatives to carbon-based fuel technologies. In 2007, through a number of platform acquisitions we transitioned from a development-stage company into a revenue producing company focused on providing renewable energy products and solutions.

We operate with a commercial “electro-centric” strategy, targeting only products and companies that are involved in the creation, storage, and/or delivery of clean or renewable electric power. This strategy has resulted in the development and acquisition of various operating companies and the establishment of solar, hydrogen, and energy storage divisions. We are developing a diverse technology product base that is linked through the ability to deliver comprehensive electro-centric energy alternatives and solutions for commercial customers seeking to implement greenhouse gas reduction programs (GRPs) and prepare for the impending consumer and governmental moves to carbon caps and taxes. We also believe that by building a technologically diverse multi-product base we can mitigate the uncertainty of renewable energy demand and regulatory changes.  With our primary focus on commercially advancing clean electro-centric technologies, we are focused on improving the world’s prevailing and most dominant energy system - electricity.

The current operations of the Company consist of:

Hydrality™

Hydrality™ is our initial technology and is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. When used in conjunction with existing fuel cell technology, Hydrality emits only pure water and produces no harmful emissions. An electric power cell or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion.

Based upon a technology developed in conjunction with NASA’s Jet Propulsion Laboratories (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc., the technology holds continued promise for a variety of applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

We expect to derive revenue from technology license fees, technology transfer fees, fuel licensing fees and fees for the design, installation and technical support of Hydrality systems and by third parties.

Innergy Power Systems

Founded in 1989, our Innergy Power Systems division is based in San Diego, Calif ., with a manufacturing facility in Tijuana, Mexico. Innergy Power is the only North American manufacturer of both renewable energy solar modules and thin-sealed rechargeable batteries, as its solar photovoltaic (PV) product line addresses the burgeoning worldwide demand for solar energy products and off-grid power. Innergy Power’s fiberglass reinforced panel (FRP) solar modules are designed to meet a broad range of applications for emergency preparedness and recreation, where quality, durability, rugged construction and light weight are important in the outdoor environment. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy and its subsidiary, Portable Energy De Mexico, S.A. DE C.V., were acquired as platform acquisitions that provide us the ability to further expand our production and manufacturing of solar products and energy storage devices. We viewed this acquisition as the starting point of a major move to provide solar products and solutions for current and developing commercial markets. Solar is expected to become one of our four core technology groups and is expected to contribute significant long and short-term earnings and revenue growth for us. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

eTec

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles.  eTec conducts research, development and testing of advanced transportation and energy systems. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages.  eTec also holds exclusive patent rights for their flagship products, the eTec SuperCharge™  –battery fast charge systems that allow for extremely fast charging while generating less heat and promoting longer battery life than conventional chargers.  This technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system is specifically designed for airport ground support equipment, neighborhood electric vehicle operations, and marine and transit systems. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing this clean electric fast charging technology to airports throughout North America.

eTec has a long history in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or primary and consulting engineer for projects with the Department of Energy, several national research laboratories, national energy storage consortiums, and large electric utilities where they provide services in energy storage, monitoring, system design and fabrication, product and vehicle testing, and product development. Their work has been in the areas of advanced battery technologies, fast charging technologies, hydrogen creation, storage and dispensing systems, electric vehicle systems, recharging stations, and coal gasification programs.

eTec was acquired as an expansion platform for it’s core expertise in battery technologies, fast charging systems, energy distribution infrastructure, and advanced vehicle technologies and testing, which includes electric vehicle (EV), hybrid electric vehicle (HEV), plug-in hybrid electric vehicle (PHEV) and hydrogen vehicle technologies. We believe that eTec and its subsidiaries will expand its core technologies through new product development, joint ventures, acquisitions and organic growth.

Edison Minit-Charger

Prior to our acquisition of it in November 2007, Edison MinitCharger was a division of Edison Source, itself a division of Edison International (the Southern California energy conglomerate), since 1999. Edison had originally acquired Norvic Traction Technology which became Edison MinitCharger for its unique technology in fast charge and complex battery maintenance programs for use in material handling applications (forklifts etc)  It has been and continues to be one of the leaders in that industry. The core technology is one that allows for the conversion of materials handling equipment electricity requirements into fast charging capability, eliminating the need for propane or diesel equipment or for backup batteries and costly change out operations required with traditional straight line charging. Following the initial acquisition of Norvic, Edison engineers completed many advancements of the technology and received numerous patents, all of which were transferred to us in the acquisition. eTec/MinitCharger has a large customer base of Fortune 500 companies and corporate entities across North America.

The acquisition of Edison Minit-Charger creates a much larger eTec and remerges the technologies and advancements that sprung from the original Norvic Traction technology: Edison’s Minit-Charger and eTec’s SuperCharge products. It allows the unification of the underlying fast charging technology under a single engineering, manufacturing and sales entity and creates an immediate leadership position in the rapidly growing clean technology sector of electric vehicle infrastructure technologies.

ECOtality Stores, Inc. (dba Fuel Cell Store)

ECOtality Stores, Inc. (dba Fuel Cell Store) operates as our online retail division. Fuel Cell Store (www.fuelcellstore,com) in an e-commerce marketplace that offers consumers the widest array of fuel cell products from around the globe. Based in San Diego, California and with active international operations in Japan, Russia, Italy, and Portugal, Fuel Cell Store develops, manufacturers, and sells a diverse and comprehensive range of fuel cell products including fuel cell stacks, systems, component parts and educational materials.  In addition to primary retail operations, Fuel Cell Store also offers consulting services for high schools, colleges, and leading research institutes, and is available to host workshops, conferences and corporate events. Fuel Cell Store is the leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Organizational History

We were incorporated in Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products.  On November 14, 2006, we changed our name to “ECOtality, Inc.” to better reflect our renewable energy strategy.

On February 15, 2007, we entered into a Settlement Agreement with Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation (the Parties) to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered into concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, all parties to the settlement confirmed the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  In consideration, we paid to the Howard Foote, Elliott Winfield, and Universal Power Vehicles Corporation cash in the amount of $600,000.  Additionally, Foote, Winfield and Universal Power Vehicles Corporation received 1,500,000 shares of our common stock.

In connection with the Settlement, an officer and director of ECOtality entered into an escrow agreement with the Parties, which canceled and superseded separate prior escrow agreements entered into with each of Foote and Winfield, individually, on February 15, 2006.  The 2006 Escrow provided for the potential issuance of an aggregate of 40,000,082 shares of our common stock to the Parties, upon the achievement of certain performance standards, as set forth in the 2006 Escrow.  The 2007 Escrow provides for: (1) the immediate release of 1,500,000 shares of our common stock held per the 2006 Escrow to the Parties; (2) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (3) the immediate release to us of 6,000,000 shares of our common stock from escrow for cancellation.

On June 12, 2006, we entered into a License Agreement with California Institute of Technology (CalTech), which operates Jet Propulsion Laboratory (JPL), whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, entitled “Mechanically-Fed Metal-Air Fuel Cell As A High Energy Power Source” (“Task Plan”), as well as a nonexclusive licensed technology rights developed as a result of the Task Plan.  As partial consideration paid in connection with the License Agreement, we issued 5,869,565 shares of our common stock to CalTech with a fair market value of $1.40 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391.  Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Under our agreement with JPL, we hired it to engineer a magnesium-based system that produces a hybrid power source that releases hydrogen on demand, for which we paid JPL a total of $1,263,000.  We believe that available hydrogen generation, storage and delivery methods are bulky, unreliable, expensive or energy inefficient.  We are seeking to build and improve upon existing hydrogen fuel cell technologies and combine it with our system to achieve safe, clean and reusable power.  A cost efficient hydrogen storage and delivery system may make future electric propulsion devices as practical as the current generation of gasoline-powered systems.  If we are successful in commercially developing our Hydrality system, we intend to sublicense the technology under our exclusive license agreement with CalTech for a broad range of applications including various types of motorized vehicles and industrial equipment.  Additionally, our research and development efforts have identified several new promising applications for Hydrality that we intend to further explore which include stationary use, remote power, back-up power systems, and large-scale industrial and utility use. We hope to derive revenue from technology license fees, technology transfer fees, fuel licensing fees and fees for the design, installation and technical support of Hydrality systems and royalty fees.

Our Hydrality System

We are developing Hydrality™, a system that stores and delivers hydrogen on-demand using magnesium compounds and water. When used in conjunction with existing fuel cell technology, Hydrality emits only pure water and produces no harmful emissions. An electric power cell or fuel cell is an electrochemical device that combines hydrogen and oxygen to produce electric power without combustion. Our Hydrality system began with research directed by Howard Foote and Elliott Winfield, on behalf of Universal Power Vehicles Corporation (“UPV”), into the use of magnesium and water in a metal-air battery to generate power for extending the range of all-electric fleet vehicles, the byproduct being magnesium oxide.

In September 2005, UPV entered into a task plan with Jet Propulsion Laboratory (“JPL”), a Federally Funded Research and Development Center for the National Aeronautics and Space Administration (“NASA”) (the “Task Plan”).  The California Institute of Technology (“CalTech”) is the operator of JPL and assignee of its patent and technology rights.  It was believed that Mr. Foote had previously worked with JPL as a contracting party.  JPL is a leading center for battery and fuel cell research in the country, with a strong background in the understanding of aqueous batteries based on reactive metals.  JPL’s capability encompasses materials development, cell design and development, system integration, analysis of performance, modeling and study of failure mechanisms for batteries and fuel cells.

Under the Task Plan, JPL would determine the power requirements for vehicles identified by UPV, conduct a design study, identify operational issues for a 65 kW metal-air fuel cell system, and recommend the most promising approach.  JPL would then design, assemble and test a 100-watt proof-of-concept system based on the selected metal-air system.  JPL would then design, assemble and test a 1-kilowatt system based on experience generated in Phase II.

Based on the research of JPL first initiated by Mr. Foote and subsequently directed and funded by us, the Hydrality system now comprises a reaction chamber for producing hydrogen into which magnesium is introduced with steam and produces a magnesium oxide byproduct, instead of magnesium oxide.  The pending patent application identifies this chemical reaction and process of generating hydrogen using an oxidation reaction that yields hydrogen and magnesium oxide.  Because hydrogen is not trapped in the hydroxide, we believe only half the water is needed for the generation of an equivalent amount of hydrogen at a lower temperature. We believe this reaction can be achieved in a reactor that is onboard a vehicle, allowing for on-board hydrogen generation.  The hydrogen would then be run through a fuel cell in conjunction with load management devices to produce electricity to power the vehicle.  If the Hydrality technology is commercially developed, then the time-consuming recharging and limited performance of conventional batteries may no longer be required.

While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional promising applications for Hydrality that include stationary application for remote power, back-up power systems, and large-scale industrial and utility use as we have described above in our description of our business.

The research and development performed by JPL under the Task Plan and funded by us has significantly advanced the Hydrality system beyond the original metal-air battery concept first proposed by Foote and Winfield Further, if the commercial development of Hydrality is successful, the system will have substantial advantages over current hydrogen storage and delivery technologies that are bulky, unreliable expensive or energy inefficient.

On May 7, 2007, a non-provisional patent application was filed by Stinson Morrison Hecker LLP in the name of California Institute of Technology as assignee and us as exclusive licensee of the technology, for a Method and System for Storing and Generating Hydrogen, claiming priority from a provisional application filed by CalTech on May 8, 2006.  The details of the patent application and invention are confidential until publication or issue.  The patent application is generally directed towards the hydrogen reactor design currently under development.

The current technology, which is the subject of the pending patent application, is a method for generating hydrogen in an on-board vehicle reaction chamber to fuel a fuel cell or modified engine on demand.  The information and diagrams in the Technology Contribution Agreement and JPL Task Plan involve a metal-air battery design.  Based on the research of JPL into the metal-air battery design, the technology has migrated from a basic metal-air battery concept to a hydrogen reactor.

We now are in the process of investigating and analyzing third-generation reactor models.  Laboratory-scale test reactors are being used to gather data for the purpose of characterizing the reactor and constructing analytical design models.  It is anticipated that patent protection will be sought on one or more aspects or features of the third-generation reactor.  However, it is not our stated intent to manufacture reactors. Rather, it is our intent to use the third-generation reactors to demonstrate the technology, and then license the technology and/or the reactor design to others for commercialization. The specifications of the commercial reactors have not yet been determined, and the designs will vary based on different customer application requirements.

Status of any announced new product or service

On March 19, 2007, we received a memorandum from the National Aeronautics and Space Administration’s Jet Propulsion Laboratory (JPL) reporting that significant performance advancements have been made with regard to the Hydrality™, an on-demand hydrogen storage and delivery system fueled by magnesium and water, JPL has been developing on our behalf.  In summary, the JPL memo states that, in laboratory tests of the modified Hydrality, the following has occurred:

1.          Hydrogen-fuel storage capacity, by weight for the entire system, has increased from 4.7% to between 8% and 9%, depending on operating mode, allowing the modified Hydrality to meet the Department of Energy’s 2010 goal of 6% hydrogen storage capacity.

2.          A drop in operating temperature of the modified Hydrality of 300-400 degrees Centigrade will allow the use of less expensive materials in system construction.

3.          The amount of heat generated by the modified Hydrality has decreased by approximately 80% and is expected to result in reduced system complexity, in terms of cost and size.  Additionally, because less energy is generated, and subsequently wasted during operation, the regeneration efficiency of the reaction products is increased by approximately 400%.

As a result of the technical, performance and cost advancements, JPL has recommended all future research and development efforts be shifted to focus on the modified Hydrality reaction and all associated systems and processes.  JPL and ECOtality have agreed to develop and test a 7kW prototype, which JPL believes is suitable to power various commercial applications, as well as can be scaled for future systems

Fuel Cell Store

On June 17, 2007 we bought the assets of the Fuel Cell Store for $350,000 in cash and 300,000 shares of our common stock.   Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $0.63 per share, on that date for a total value of $189,000 and a total price paid cash and stock of $539,000. We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assigned a value of $179,775 in merchandise inventory, $8,600 in fixed assets, and $23,843 in current accounts receivable. We reviewed the intangible assets that we acquired, including the customer data base and internally developed software, and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $326,782 have been allocated to intangible assets and impaired and written-off due to the lack of proven future cash flows generated by the assets acquired.

Innergy Power Corporation

On October 1, 2007, we purchased certain assets of Innergy Power Corporation and its wholly-owned subsidiary, Portable Energy De Mexico, S.A. DE C.V..  The purchase price for the assets was 3,000,000 shares of our common stock.  We have guaranteed to the seller that the shares of our common stock issued to them in the acquisition will be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we will be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller the difference in cash.  The shares that we issued to the seller are subject to piggy back registration rights and a lock up agreement to be executed by the seller’s stockholders.

Electric Transportation Engineering Corporation (eTec)

On November 6, 2007, we signed a stock purchase agreement with two non-affiliated individuals whereby we purchased all of the issued and outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company Clarity Group, Inc. (both of which are collectively referred to as “eTec”).  eTec provides technical support and field services for all aspects of electric vehicle infrastructure.  eTec will operate as our subsidiary and there will be no changes to the company’s management team.

The aggregate purchase price for the outstanding capital stock of eTec is $3,000,000 in cash and 6,500,000 shares of our common stock of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 will be paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares will be issued in the following manner: 6,500,000 were issued upon the close of the stock purchase agreement, 3,250,000 were released on date of signing, and 3,250,000 are to be released on the first anniversary of the closing of the stock purchase agreement from the Company corporate secretary barring any indemnity claims.  The shares bear a restrictive legend and are not subject to piggy-back registration rights.

Edison Minit-Charger

In December 2007, we entered into and completed various stock and asset purchase agreements with Electric Transportation Engineering Corporation (“eTec”), Edison Source (“Vendor”), Edison Enterprises (“Edison”) and 0810009 B.C. Unlimited Liability Company (“0810009”) to purchase certain technology and assets related to the manufacture and selling of a “fast charge” battery charging system to be used in commercial and industrial market places.

The aggregate purchase price is $1,000,000 in cash and 2,000,000 shares of our common stock.  If, on the 10th day following the first anniversary date of the agreements, which date shall be December 14, 2008, the average closing price for our common stock during the 30-day period ending on the first anniversary date of the Stock Purchase Agreement (December 4, 2008) is less than $1.00 per share, we, at our option, shall either:

1.                 Issue additional shares of common stock to the seller so that the aggregate value of our common stock is equal to the $2,000,000 (“Stock Consideration Amount”);

2.                 Pay to the seller an additional amount of cash so that the aggregate value equals difference between the amount of the Purchase Price and the Stock Consideration Amount; or

3.               Purchase or cause the purchase of the common stock issued for an aggregate price equal to the Stock Consideration Amount.

Stage of Commercialization of the Hydrality Technology

NASA’s Jet Propulsion Laboratory (JPL), under its agreement with us, has completed testing of the Hydrality technology on lab-scale models of the reactor resulting in announced results and improvements. Its research is ongoing on our behalf and will continue throughout the implementation stages of the technology. Under the guidance of JPL we have engaged two additional engineering firms (AirBoss Aerospace & Green Mountain Engineering) to accelerate the development of the actual Hydrality reactor with sufficient continuous hydrogen output to power a 65 KW fuel cell. Major system designs have been completed and ramping scale models are being tested.  Additionally, we have entered into an agreement with Arizona State University (ASU) to evaluate potential regeneration technologies and determine cost and energy efficiencies for converting magnesium oxide, the main byproduct of Hydrality, back to its original form of magnesium.

Current transportation industry trends suggest that the commercial viability of hydrogen fuel cell vehicles remains on the distant horizon (about 10 years away) due to cost and efficiency problems with underlying fuel cell technologies. Being reactive and reflexive to these market trends, we will strive to reduce the developmental costs of Hydrality for transportation applications to pursue additional applications with immediate commercial applicability in 2008. With the current shift in the transportation market towards plug-in hybrid vehicles (PHEV) and pure electric vehicles (EV), we will aggressively explore the use of eTec’s fast charging systems in PHEV and EV infrastructure applications.  If and when fuel cell technologies begin to present a practical and economically viable solution for alternative electric propulsion systems, the Company will be prepared to capitalize upon the ongoing research and development efforts of Hydrality to modify the system for use in transportation applications.

As our research and development efforts have identified several new and promising applications for Hydrality that include stationary use, remote power, back-up power systems, and large scale industrial and utility use, we intend to refocus our research and development expenditures upon these areas that we determine to have immediate commercial applicability. While we will target our research and development efforts primarily on stationary and utility power applications, the research and testing for large-scale applications of our Hydrality system will be valuable in further advancing the technology for all applications, including those of transportation.

In October of 2007, we announced that we will participate in the Arizona Public Service (APS) Advanced Hydrogasification Project (AHP).  APS, Arizona’s largest public utility company, has previously received $8.9 million in funding for this pilot project from the U.S. Department of Energy (DOE). The objective of this partnership is to investigate the use of Hydrality™ – an on-demand hydrogen production and storage technology – to support APS’ hydrogasification efforts to deliver “clean” electricity to the public. The Hydrality testing is currently estimated to commence in the middle of 2008.  The AHP program is a collaborative project among APS and industry partners, including the Department of Energy’s National Energy Technology Laboratory (NETL), to develop an economical process of producing substitute natural gas (SNG) from coal without the release of carbon dioxide, a known greenhouse gas. The APS project will use hydrogen to react with coal in a high temperature and pressure reaction that ultimately produces methane that can be injected into existing natural gas pipelines. Specifically aimed at supporting the AHP hydrogasification efforts, the project will conduct testing to evaluate the process kinetics and reactor dynamics of our Hydrality process for large-scale hydrogen production and storage applications.

We believe the Hydrality technology has a promising future, but this future was not as eminent as it was two years ago. There have been dramatic changes in the hydrogen industry and an absence of expected interrelated product advancements (i.e. fuel cells). Thus we have determined that the extreme vagaries of the hydrogen technology industry, the immediate advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commerciality and profitability for any hydrogen technology necessitates us to prudently and significantly scale back all hydrogen expenditures, and proceed only on the basis of joint development projects or significantly subsidized development with potential licensees or DOE grants.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2007 and 2006 combines the historical results of ECOtality, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007 and 2006.  Pro forma adjustments have been made related to impairment of goodwill.  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the years ended December 31, 2007 and 2006 as if the acquisitions had occurred on January 1, 2006:

	Year Ended December 31,
	2007		2006
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$2,588,658	$13,723,131	$—	$10,882,089
Net Income (loss)	$(13,691,964)	$(15,587,966)	$(14,497,768)	$(15,544,934)
Net (loss) per share-basic and fully diluted	$(0.12)	$(0.14)	$(0.17)	$(0.19)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, we identified our segments based on the way we expect to organize our Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have concluded we have three reportable segments for the year ended December 31, 2007; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the year ended December 31, 2007.

As a development stage company with no revenue we did not report separate segments for the year ended December 31, 2006.

Summarized financial information concerning our reportable segments for the year ended December 31, 2007 is as follows:

Year Ended	ECOtality/		eTec/
December 31, 2007	Fuel Cell Store	Innergy	Minit-Charger	Total
Total net operating revenues	$769,986	$716,406	$1,102,266	$2,588,658
Depreciation and amortization	134,756	6,259	56,170	197,185
Operating income (loss)	(8,809,018)	(2,461,500)	(1,124,362)	(12,394,880)
Interest expense	(284,754)	—	(358)	(285,112)
Interest income	56,288	1,223	14	57,525
Registration rights penalty expense	(1,069,497)	—	—	(1,069,497)
Income (loss) before income tax	(10,106,981)	(2,460,277)	(1,124,706)	(13,691,964)
Income tax provision (benefit)	—	—	—	—
Total assets	6,144,355	694,921	4,814,749	11,654,025

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

CONSOLIDATED RESULTS

It is difficult to compare 2007 results to those of 2006 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company.  Thus, the variations reflected in our results of operations described below are based upon this transformation.

In the year ended December 31, 2007, we had revenues of $2,588,658 compared to the year ended December 31, 2006 of $0.  This increased revenue was generated from our four new acquisitions made in 2007.  The cost of goods sold percentage for the year ending December 31, 2007 was 54% leaving us with a gross profit of $1,187,730.  The increase in revenues is consistent with our efforts to move from being a development stage company in 2006 to a revenue-generating renewable energy company during the year ended December 31, 2007.

Operating Expense

Total operating expenses during the year ended December 31, 2007 were $13,582,610 compared to $14,055,877 for the year ended December 31, 2006.  General and administrative expenses were $6,121,914 or 45% of total operating expenses for the year ended December 31, 2007 compared with $4,725,035 or 34% for the year ended December 31, 2006. The increases in general and operating expenses are described below:

Professional fees were $1,446,239 for the year ended December 31, 2007 compared with $760,917 for year ended December 31, 2006.  This increase is related to the increased resources being utilized given the increased size of the company post-acquisitions. New media, marketing, advertising and investor and public relations expenses were $792,464 for the year ended December 31, 2007 compared with $439,501 for the year ended December 31, 2006 with the increase primarily attributable to increased investor relations spending in support of our acquisitions.  Legal fees were $517,450 for the year ended December 31, 2007 compared with $206,649 for the year ended December 31, 2006 and accounting fees were $379,525 for the year ended December 31, 2007 compared with $12,176 for the year ended December 31, 2006.  Both legal and accounting fee increases are a direct result of regulatory and audit work in support of the business post-acquisition and ongoing integration of the new businesses.  Executive compensation was $966,831 for the year ended December 31, 2007 compared with $2,795,006 for the year ended December 31, 2006.  The higher figure in 2006 is attributable to stock awards to our chief executive officer. Depreciation expense was $197,185 for the year ended December 31, 2007 compared to $20,166 for the year ended December 31, 2006.  The increase is based on the purchase of a hydrogen-powered bus in November 2006 which is being depreciated over 5 years, as well as new depreciation for the assets acquired as part of the acquisitions.  All other general and administrative spending totaled $2,019,405 for the year ended December 31, 2007 compared to $480,786 for the year ended December 31, 2006.  The increase is attributable to our acquisitions which represent $1,683,692 of 2007 expenses, as compared to a total of $145,073 for a comparable period in 2006.

Expenses for research and development totaled $1,362,098 for the year ended December 31, 2007 compared to $1,088,104 for year ended December 31, 2006 with expenses for both years related to engineering work performed for us by the Jet Propulsion Laboratory and other firms supporting our Hydrality technology development. As outlined in the commercialization discussion above, as we move forward we will be limiting our expense in support of this research through securing grants and increasing the focus in areas showing potential for short-term commercialization to help defray costs.

Licenses and permits were $0 for the year ended December 31, 2007 compared to $8,222,572 for the year ended December 31, 2006.  The amount for 2006 is related to the June 12, 2006 License Agreement for which we issued 5,869,565 shares of our common stock to CalTec.

Other significant components of total operating expenses for the year ended December 31, 2007 consist of $4,101,413 in impairment expense compared with $0 for year ended December 31, 2006, and $1,800,000 in settlement expense for the year ended December 31, 2007 compared with $0 for year ended December 31, 2006.  The impairment expense reflects our write-downs of goodwill related to acquisitions made in 2007 attributable to the businesses as follows:  Innergy $2,494,565, MinitCharger $1,280,066 and Ecotality Stores $326,782.   The impairment expense was booked in accordance with SFAS No. 144 (see note 3 to the financial statements for details) as there was a lack of proven future cash flows to support the goodwill initially estimated at the time of purchase.  We believe that the accretive nature of these acquisitions and the synergistic opportunities they present will allow us to build value over time with focused leadership and improved systems.  The settlement expense in 2007 is related to the settlement with Howard Foot and Elliot Winfield in resolution of all known disputes and uncertainties between them and us related to all agreements and contracts entered into concerning the fuel cell intellectual property and technology.  We have included this expense as part of our operating costs due to the nature of our business regarding intellectual property.  Since a primary objective of ours has been the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

Our operating loss compared favorably with prior year for a loss of $12,394,880 for the year ended December 31, 2007 compared with a loss of $14,055,877 for the year ended December 31, 2006, reflecting an improvement year over year of $1,660,997.  Excluding the one-time settlement and impairment expenses totaling $5,901,413 operating loss for the year ended December 31, 2007 was favorable $7,562,410 or 54% less than that of 2006.

For the year ended December 31, 2007, we earned interest income in the amount of $57,525 compared with $14,905 for the year ended December 31, 2006.

Interest expense was $285,112 for the year ended December 31, 2007 compared to $456,796 for the year ended December 31, 2006.  The higher amount for 2006 was driven by the repayment of the bridge loan notes on September 29, 2006.  Other expense was $1,069,497 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006 and is fully attributable to a reserve we established to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved was based upon the number of shares that were issued.

Our net loss after other income and expenses compared favorably for year ended December 31, 2007 at a $13,691,964 loss compared with a $14,497,768 loss for year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had $677,318 of cash on hand and held certificates of deposit in the amount of $1,197,784 compared to year end 2006 balances of $5,047,968 of cash on hand and $2,014,767 in certificates of deposit.

We utilized cash for operating activities in 2007 in the amount of $3,390,042 compared to $4,897,269 for 2006.   In addition, cash used in investing activities was $7,165,977 for the year ended December 31, 2007compared to $796,075 for 2006.  The variance of $6,369,902 was driven by lower investment in fixed assets in 2007 (down $389,469), and investment in subsidiaries for 2007 of $6,759,371.

Cash generated by financing activities was $6,185,369 in 2007 compared to $10,735,434 in 2006. These financing activities are described below:

In 2006 we generated $10,735,434 in cash through the sale of common stock net of related expenses.

In 2007 we acquired $899,102 in cash through acquisitions, received proceeds from a mortgage payable relating to our building purchase of $287,500 and issued convertible debentures with proceeds of $5,000,000.  The warrants issued with the convertible debentures could generate another $2,207,955 if all warrants are exercised in cash in the future.

The ability to fund our operating cash requirements, planned capital expenditures and debt service requirements for the foreseeable future is based largely from internal cash generation through the planned organic growth of our recent acquisitions as well as through the use of additional financing activities.  We are also exploring the addition of a modest bank credit facility to supplement our sources of operating capital

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and debt service requirements for the foreseeable future largely from internal cash generation through the planned organic growth of our recent acquisitions as well as through the potential cash generation associated with our private placement warrants.

Management’s Plan of Operation

Our plan of operation calls for sustained organic growth.  We believe that the acquisitions we completed during 2007 will provide us with a base to support this objective and that this growth is reflected in our budget and business plans for 2008.

We plan to continue to leverage current invested capital through focused cash management, lean corporate staffing, and the implementation a company-wide Enterprise Resource Planning (ERP) system to support more automation, tight inventory controls and cost-effective operating procedures throughout our organization.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at December 31, 2007 was negative by $679,899 or a ratio of 0.91 to 1.  This ratio is significantly impacted by the reserve we have established to cover the maximum possible liability associated with the issuance of common stock price guarantees due in 2008 per certain of our acquisition agreements, which are described in further detail elsewhere in this annual report (See Key Transactions in 2007).  It should be noted that we have the ability to meet this obligation through the issuance of cash or equity at our discretion.  When this reserve of $4,075,000 is excluded from the calculation, our working capital is positive $3,395,101 or a ratio of 1.47:1.

We do not have any off-balance sheet arrangements.

We do not anticipate the need to add significant numbers of full- or part- time employees over the next 12 months.  We plan to outsource the research and development and production of our products.

Commitments and Long Term Liabilities

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

On January 19, 2007 we purchased a small (1,750 square feet) stand alone office building at a cost of $575,615.  A total of $287,959 has been paid and a tax credit has been recorded in the amount of $156.  The remaining balance of $287,500 is structured as an interest-only loan from a non affiliated third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012.

As of December 31, 2007, the Company has seven leases in effect for operating space.  Future obligations under these commitments are $214,912 for 2008, $119,400 for 2009, $109,450 for 2010, and $0 for 2011 and thereafter.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  We made the following changes in our disclosure controls to make them effective for gathering, analyzing and disclosing the information the information we are required to disclose in the reports filed under the Securities and Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.  These changes included adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials, reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education. In addition to the above actions we have added a professional accountant to specifically oversee all reporting for us and our subsidiaries and performed an assessment of internal and disclosure controls at our acquired entities.  As a result of these actions, we believe our disclosure controls and internal controls are effective for the year ended December 31, 2007.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. For the year ended December 31, 2007, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to our net loss and were excluded in determining diluted loss per share.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has had little or no effect on our financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

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

Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  We are the parent company of Innergy Power Corporation, Fuel Cell Store and Electric Transportation Engineering Corporation. Innergy Power is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules.  Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  eTec is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec also holds exclusive patent rights to the eTec SuperCharge™  and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

Dividends

We have not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard for the year ended December 31, 2007 and 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007 and 2006.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) on Business

Combinations. This guidance retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition- related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This guidance requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This guidance requires the acquirer to recognize those costs separately from the business combination. The Company has followed the above guidance in accounting for all acquisitions that happened in 2007.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

ECOtality, Inc.

Consolidated Balance Sheets

as of

December 31, 2007 and 2006

and

Consolidated Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2007 and 2006,

WEAVER & MARTIN

To the Board of Directors and Stockholders

ECOtality, Inc.

Scottsdale, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ECOtality, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  ECOtality, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOtality, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC
Kansas City, Missouri

March 28, 2008

Certified Public Accountants & Consultants

411 Valentine, Suite 300

Kansas City, Missouri 64111

Phone: (816) 756-5525

Fax: (816) 756-2252

ECOtality, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006

Assets

Current assets:
Cash	$677,318	$5,047,968
Certificates of deposit	1,197,784	2,014,767
Receivables, net of allowance for bad debt of $21,743	2,387,542	—
Inventory, net of allowance for obsolecence of $293,934	1,791,174	—
Prepaid expenses and other current assets	477,186	88,885
Total current assets	6,531,004	7,151,620

Fixed assets, net	2,027,142	777,813

Goodwill	3,095,878	—

Total assets	$11,654,025	$7,929,433

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,317,916	$594,075
Accrued liabilities	670,746	12,404
Liability for purchase price	4,075,000	—
Current portion of LT Debt, net of discount of $1,174,075	1,147,241	—
Total current liabilities	7,210,903	606,479

Total LT Liabilities, net of discount of $2,494,910	1,808,314	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $0.001 par value, 300,000,000 shares authorized, 124,224,528 and 112,999,906 shares issued and outstanding as of 12/31/07 and 12/31/06, respectively	124,225	113,000
Additional paid-in capital	31,151,349	21,788,399
Unamortized stock issued for services	(370,357)	—
Retained deficit	(28,270,409)	(14,578,445)
Total stockholders’ equity	2,634,808	7,322,954

Total liabilities and stockholders’ equity	$11,654,025	$7,929,433

The accompanying notes are an integral part of these consolidated financial statements.

ECOtality, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006

Revenue	$2,588,658	$—
Cost of goods sold	1,400,928	—

Gross profit	$1,187,730	$—

Expenses:
Depreciation	197,185	20,166
Licenses and permits		8,222,572
General and administrative expenses	6,121,914	4,725,035
Research and development	1,362,098	1,088,104
Impairment Expense	4,101,413	—
Settlement Expense	1,800,000	—
Total expenses	13,582,610	14,055,877

Operating loss	(12,394,880)	(14,055,877)

Other income:
Interest income	57,525	14,905
Total other income	57,525	14,905

Other expenses:
Interest expense	285,112	456,796
Registration rights penalty expense	1,069,497	—
Total other expenses	1,354,609	456,796

Loss from operations before income taxes	$(13,691,964)	$(14,497,768)

Provision for income taxes	—	—

Net (loss)	$(13,691,964)	$(14,497,768)

Weighted average number of common shares outstanding - basic and fully diluted	110,972,340	82,866,709

Net (loss) per share-basic and fully diluted	$(0.12)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

ECOtality, Inc.

Consolidated Statement of Stockholders’ Equity

			Additional	Unamortized		Total
	Common Stock		Paid-in	Stock Issued	Retained	Stockholders’
	Shares	Amount	Capital	for Services	Earnings	Equity
Balance, December 31, 2005	64,058,974	$64,059	$26,853	$0	$(80,677)	$10,235

Shares issued for services	7,500,018	$7,500	$2,467,506			$2,475,006

Warrants issued with note payable			$382,656			$382,656

Shares issued for cash from exercise of warrants	1,071,429	$1,071	$373,929			$375,000

Shares issued for licenses	5,869,565	$5,870	$8,211,521			$8,217,391

Shares issued for cash net of offering costs	34,499,920	$34,500	$10,325,934			$10,360,434

Net (loss)
For the year ended December 31, 2006					$(14,497,768)	$0

Balance, December 31, 2006	112,999,906	$113,000	$21,788,399	$0	$(14,578,445)	$7,322,954

Cancelled shares: Foote & Winfield	(6,000,000)	$(6,000)	$6,000			$0

Shares issued for settlement of escrow			$1,200,000			$1,200,000

Shares issued for professional services	790,000	$790	$399,610			$400,400

Shares issued for compensation	750,000	$750	$315,250	$(225,000)		$91,000

Shares issued for warrants	434,632	$435	$(435)			$0

Shares issued for acquisitions	11,800,000	$11,800	$2,922,200			$2,934,000

Penalty shares issued	3,449,991	$3,450	$1,066,047			$1,069,497

Option issued to purchase Ecotality shares			$460,377	$(281,300)		$179,077

Convertible debentures issued			$2,993,901			$2,993,901

Amortization of stock issued for services				135,943		$135,943

Net (loss)
For the year ended December 31, 2007					$(13,691,964)	$(13,691,964)

Balance, December 31, 2007	124,224,528	$124,225	$31,151,349	$(370,357)	$(28,270,409)	$2,634,808

The accompanying notes are an integral part of these consolidated financial statements.

ECOtality, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2007	2006
Cash flows from operating activities
Net Income (loss)	$(13,691,964)	$(14,497,768)
Adjustments to reconcile:
Stock and options issued for services and compensation	386,102	2,475,006
Stock issued for settlement	1,200,000	—
Stock issued for registration penalty	1,069,497	—
Stock issued for acquisitions	2,934,000	—
Shares issued for licenses	—	8,217,391
Depreciation	197,185	20,166
Warrants issued with notes payable	—	382,656
Amortization of stock issued for services	420,372	—
Amortization of discount on notes payable	207,271	—
Impairment of Goodwill	4,101,413	—
Changes in operating assets and liabilities:
Certificate of deposit	843,712	(2,014,767)
Accounts Receivable	(941,223)	—
Inventory	157,571	2,453
Prepaid expenses and other	(223,545)	(88,885)
Accounts Payable	(180,494)	594,075
Accrued Liabilities	130,061	12,404
Net cash (used) by operating activities	(3,390,042)	(4,897,269)
Cash flows from investing activities
Purchase of fixed assets	(406,606)	(796,075)
Investment in subsidiaries	(6,759,371)	0
Net cash (used) by investing activities	(7,165,977)	(796,075)

Cash flows from financing activities
Proceeds from notes payable	5,287,500	1,425,000
Payments on notes payable	(1,233)	(1,425,000)
Issuance of common stock		10,735,434
Cash acquired through acquisition	899,102
Net cash provided by financing activities	6,185,369	10,735,434

Net increase (decrease) in cash	(4,370,650)	5,042,090
Cash – beginning	5,047,968	5,878
Cash – ending	677,318	5,047,968

Supplemental disclosures:
Interest paid	19,233	$59,140
Income taxes paid	800	$—

Non-cash transactions:
Shares issued for executive compensation	—	2,475,006

Number of shares issued for executive compensation	—	7,500,018

Stock and options issued for services	270,077	$—
Shares of stock issued	300,000	—
Number of options issued	1,950,000	—

Stock issued for settlement	$1,200,000	$0
Shares of stock issued	—	—

Stock issued for registration penalty	$1,069,497	$0
Shares of stock issued	3,449,991	—

Stock issued for acquisitions	$2,934,000	$0
Shares of stock issued	11,800,000	—

Shares issued for licenses	—	8,217,391
Number of shares issued for licenses	—	5,869,565

Amortization of warrants issued for financing costs	—	382,656
Number of shares issued for services	—	2,971,429

Amortization of stock issued for services	$420,317	$0
Amortization of discount on notes payable	$207,271	$0

The accompanying notes are an integral part of these consolidated financial statements.

ECOtality, Inc.

Notes to Consolidated  Financial Statements

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

On November 26, 2006, the Company amended its articles of incorporation to change its name from Alchemy Enterprises, Ltd. to ECOtality, Inc to better reflect our renewable energy strategy.

The former business of the Company was to market a private-label biodegradable product line.  During the year ended December 31, 2006, the board of directors changed the Company’s focus toward developing an electric power cell technology.

On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary call ECOtality Stores, Inc.  See note 3 for further information.

On October 1, 2007, the Company purchased certain assets of Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  See note 3 for further information.

On November 6, 2007 the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec).  eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  See note 3 for further information.

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  See note 3 for further information.

The consolidated financial statements as of December 31, 2007 include the accounts of ECOtality, Innergy Power Corporation, eTec, and Minit-Charger.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 – Summary of Significant Accounting Policies

Use of estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets.  Actual results could differ from those estimates.

Cash and cash equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Interest income is credited to cash balances as earned.  For the years ended December 31, 2007 and 2006, interest income was $57,525 and $14,905, respectively.

Credit risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At December 31, 2007 and 2006, the Company had approximately $1,300,000 and $6,962,735 in excess of FDIC insured limits, respectively.

Impairment of long-lived assets and intangible assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  During the years ended December 31, 2007 and 2006, the Company had impairment expense of $4,101,413 and $0, respectively.  See Note 3 for further information.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability.  As of December 31, 2007 and 2006, management has concluded that no reserve is required for product returns.

We warrant to our customers that our product and services are in good working order at the time of delivery.  In our acquisition of Minit-Charger, we assumed a warranty reserve in relation to warranties of products.  At the time of acquisition, the warranty reserve was $ 231,303 and as of December 31, 2007 the warranty reserve was $226,994.  Management has concluded this warranty reserve to be adequate for future expenses relating to the warranty.

Accounts receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by the Company for accounts receivable.  The allowance for doubtful accounts was $21,743 and $0 as of December 31, 2007 and 2006, respectively.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence as of December 31, 2007 was $293,934.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were advertising costs of  $103,012 and $439,501 included in general and administrative expenses for the years ended December 31, 2007 and 2006, respectively.

Research and development costs

Research and development costs are charged to expense when incurred.  For the years ended December 31, 2007 and 2006, research and development costs were $1,362,098 and $1,088,104, respectively.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31,

2007 and 2006.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2007 and 2006, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

Foreign Currency Translation

In 2007, the Company’s subsidiaries, namely; Innergy Power and Minit-Charger operate outside the United States and their local currencies are their functional currencies. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive loss, net of tax where applicable.  Since the acquisitions were so close to year-end and the functional currencies remaining constant for that short period, there were no translation adjustments to record as of December 31, 2007.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Equipment	5-7 years

Buildings	39 years

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company adopted FASB Interpretation Number. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.  As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months.  As of December 31, 2007 and 2006, no income tax expense has been incurred.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.  For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the year ended December 31, 2007; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™  and  Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the year ended December 31, 2007.  See Note 9 for more information.

Recent Accounting pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard for the year ended December 31, 2007 and 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007 and 2006.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2007.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) on Business Combinations. This guidance retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition- related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This guidance requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This guidance requires the acquirer to recognize those costs separately from the business combination. The Company has followed the above guidance in accounting for all acquisitions that happened in 2007.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 – Acquisitions, Goodwill, and Goodwill Impairment

FuelCellStore.com acquisition

On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary call ECOtality Stores, Inc.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2007 include the financial results of ECOtality Store, Inc. subsequent to the date of the acquisition.

The fair value of the transaction was $539,000.  The company paid $350,000 in cash and issued 300,000 shares of common stock, which was valued at $189,000 based on the closing market price on the date of the agreement.

The aggregate purchase price was allocated to the assets acquired on their preliminary estimated fair values at the date of the acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill.  In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation.  The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition with ECOtality Stores, Inc.:

2007
Tangible assets acquired, net of liabilities assumed	$212,218
Goodwill	326,782
$539,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.  Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007.  Impairment expense relating to this acquisition was $326,782 for the year ended December 31, 2007.

Innergy Power Corporation acquisition

On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2007 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

The fair market value of the transaction was $3,000,000.  The Company issued 3,000,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $1 each ($3,000,000) during the 30-day period commencing 11 months from the closing date.  If the shares are not worth $3,000,000, the company would be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay cash to the seller so that the aggregate value of the 3,000,000 shares plus the cash given would equal $3,000,000.

The fair value of the 3,000,000 shares of common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $555,000.  A liability for the balance of $2,445,000 has been recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill.  In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation.  The purchase price allocation is preliminary, pending finalization of our valuation of certain liabilities assumed.  The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition of Innergy Power Corporation:

2007
Tangible assets acquired, net of liabilities assumed	$505,435
Goodwill	2,494,565
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.  Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007.  Impairment expense relating to this acquisition was $2,494,565 for the year ended December 31, 2007.

eTec acquisition

On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2007 include the financial results of eTec subsequent to the date of the acquisition.

The fair market value of the transaction was $5,037,193.  The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 6,500,000 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also includes $217,193 in direct acquisition costs.

The $500,000 is payable in monthly installments of $50,000 beginning December of 2007.  The note payable balance as of December 31, 2007 was $428,400 and will be paid off during 2008.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill.  In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation.  The purchase price allocation is preliminary, pending finalization of our valuation of certain liabilities assumed.  The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition with eTec:

2007
Tangible assets acquired, net of liabilities assumed	$1,941,315
Goodwill	3,095,878
$5,037,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.  Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2007.  Impairment expense relating to this acquisition was $0 for the year ended December 31, 2007.

Minit-Charger acquisition

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2007 include the financial results of Minit-Charger subsequent to the date of the acquisition.

The fair market value of the transaction was $3,000,000.  The company paid $1,000,000 in cash and issued 2,000,000 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $1 each ($2,000,000) by the tenth day following the first anniversary date of the transaction.  If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000.  A liability for the balance of $1,630,000 has been recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill.  In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation.  The purchase price allocation is preliminary, pending finalization of our valuation of certain liabilities assumed.  The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition with Minit-Charger:

2007
Tangible assets acquired, net of liabilities assumed	$1,719,934
Goodwill	1,280,066
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.  Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007.  Impairment expense relating to this acquisition was $1,280,066 for the year ended December 31, 2007.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2007 and 2006 combines the historical results of ECOtality, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007 and 2006.  Pro forma adjustments have been made related to impairment of goodwill.  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the years ended December 31, 2007 and 2006 as if the acquisitions had occurred on January 1, 2006:

	Year Ended December 31,
	2007		2006
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$2,588,658	$13,723,131	$—	$10,882,089
Net Income (loss)	$(13,691,964)	$(15,587,966)	$(14,497,768)	$(15,544,934)
Net (loss) per share-basic and fully diluted	$(0.12)	$(0.14)	$(0.17)	$(0.19)

Note 4 – Fixed assets

Fixed assets as of December 31, 2007 and 2006 consisted of the following:

	2007	2006

Equipment	$3,350,128	$23,900
Buildings	617,765	—
Vehicles	1,589,315	775,000
Furniture and fixtures	47,957	—
Leasehold improvements	306,280	—
	5,911,445	798,900
Less: accumulated depreciation	(3,884,302)	(21,087)
	$2,027,143	$777,813

Depreciation expense totaled $197,185 and $20,166, for the years ended December 31, 2007 and 2006 respectively.

Note 5 – Notes payable

For the year ended December 31, 2006

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

In connection with the February 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $92 was attributed to the value of the notes, which amount is being amortized over a period of six months.  As of December 31, 2006, a total of $92 had been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On July 7, 2006, the Company raised $275,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $6,724.

In connection with the July 7, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $223,391 was attributed to the value of the notes, which amount is being amortized over a period of approximately six months.  As of December 31, 2006, a total of $223,391 had been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On August 3, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $1,668.

In connection with the August 3, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $79,079 was attributed to the value of the notes, which amount is being amortized over a period of approximately five months.  As of December 31, 2006, a total of $79,079 had been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On September 9, 2006, the Company raised $100,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, bear an interest rate of 10.5% calculated annually and contain no prepayment penalty.  The notes were repaid on October 2, 2006 including interest of $552.

In connection with the September 9, 2006 debt offering, the note holders were issued warrants to purchase shares of the Company’s par value common stock.  Resultantly, a discount of $80,094 was attributed to the value of the notes, which amount is being amortized over a period of approximately four months.  As of December 31, 2006, a total of $80,094 had been amortized and recorded as interest expense.  See note 7 for additional discussion regarding the issuance of warrants.

On September 27, 2006, the Company raised $200,000 in bridge loan financing from two shareholders.  The notes are due December 29, 2006, are non-interest bearing and contain no prepayment penalty.  The notes were repaid on October 2, 2006.

Interest expense totaled $456,796 for the year ended December 31, 2006.

As of December 31, 2006, there were no outstanding notes payable.

For the year ended December 31, 2007

On January 16, 2007, the Company purchased an office building for an aggregate price of $575,615.  $287,959 in cash was paid and the remaining balance of $287,500 was structured as an interest-only loan.  The loan bears an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.  The entire principal balance is due on or before January 16, 2012 and is recorded as a long-term note payable on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec.  The note relates to a vehicle that was also acquired in the acquisition.  As of December 31, 2007, $26,285 was owed on the note; $5,660 of which is due during 2008 with the remainder, $20,625 recorded as a long-term note payable on the consolidated financial statements.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec.  The loan is payable in ten monthly installments of $50,000 each.  See note 3 for details.  As of December 31, 2007, $428,400 was owed and recorded as long-term note payable on the consolidated financial statements.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures are convertible into common stock at $0.30 per share.  The debentures are due beginning in May and June of 2008.  1/24th of the outstanding amount is due each month thereafter. In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants are exercisable immediately upon issue.  The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equals $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days.  The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded.  The discount is being amortized over the loan term of two and one half years.  As of December 31, 2007, a total of $207,271 had been amortized and recorded as interest expense and $3,668,985 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

The current portion of the debentures is recorded, net of a $1,174,075 discount, as $713,181 at December 31, 2007.  The long-term portion of the debentures is recorded, net of a $2,494,910 discount, as $1,500,189 as of December 31, 2007.

Included in accrued liabilities is $60,129 of accrued interest relating to the debentures at December 31, 2007.

Interest expense totaled $285,112 for the year ended December 31, 2007.

Note 6 – Stockholders’ equity

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

On February 15, 2006, the Company issued 7,500,018 shares of its $0.001 par value common stock to an individual who is an officer and director as executive compensation valued at $2,475,006, calculated at the fair market value of $0.33 on March 2, 2006 when the company began trading shares of stock.

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

There were 112,999,906 shares of common stock issued and outstanding at December 31, 2006.

In February of 2007, the Company entered into a settlement Agreement and release to the Technology Contribution Agreement, originally entered into on February 15, 2006, to settle and resolve all known disputes and uncertainties between the Company and Howard Foote, Elliott Winfield and Universal Power Vehicles, Inc.  In accordance with the Settlement, the Parties confirm the assignment, transfer and conveyance of all right, title and interest in and to the Intellectual Property transferred in the Contribution Agreement.  In consideration, the Company agreed to pay to Foote, Winfield and UPV cash in the amount of $600,000.  Additionally, the Parties received common stock in the aggregate amount of 1,500,000 shares of the Company, as per a separate escrow agreement between Foote, Winfield and Mr. Harold Sciotto, an officer and director of the Company. The shares were owned by Mr. Sciotto and not the company. The escrow also provided for: (1) the immediate release from escrow and return to Harold Sciotto of 32,500,000 shares of our common stock; and (2) the immediate release to ECOtality of 6,000,000 shares of our common stock from escrow for cancellation.  The 6,000,000 shares were cancelled immediately upon receipt at their par value amount of $6,000 and that paid in capital was reduced by that amount.  The shares transferred were valued at $1,200,000, which was based upon market value at the time of the transaction and have been reflected, along with the cash paid of $600,000 as settlement expense in our financial statements.  Settlement expenses totaled $1,800,000 for the year ended December 31, 2007.

During the year ended December 31, 2007, the Company issued 11,800,000 shares in four different acquisitions.  See Note 3 for further information.

During the year ended December 31, 2007, the Company issued a total of 750,000 shares of common stock to employees as an incentive. The stock was valued at the current market price at the date of issue for a total of $316,000.  Of this amount $91,000 was expensed and $225,000 was recorded as unamortized cost of stock issued for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $112,500 has been amortized and $112,500 remains in unamortized cost of stock issued for services.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 has been amortized into expense and $257,858 remains in unamortized cost of stock issued for services.  The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442.  This amount was expensed during the year ended December 31, 2007.  The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

During the year ended December 31, 2007, the Company signed various agreements with the employees and consultants of the Company.  The Company agreed to issue a total of 950,000 options for shares of common stock in connection with these agreements.  The options have a term of ten years and a strike price of $0.185 and all vested immediately.  The aggregate fair value of the Warrants equals $164,635 based on the Black-Scholes pricing model using the following assumptions: 3.49% risk free rate, 162.69% volatility, strike price of $0.185, market price of $0.185, no yield, and an expected life of 5 years.  This amount was expensed in the year ended December 31, 2007.

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400.  This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $284,375 has been amortized and $116,025 remains in prepaid expenses.

During the year ended December 31, 2007, 1,478,445 warrants were exercised in a cashless exercise for 434,632 shares of common stock.

During 2006, the Company had issued warrants to purchase shares of the Company’s par value common stock to the brokers of Brookstreet Securities Corporation as additional consideration for their acting as placement agent. Pursuant to this agreement, the Company had been obligated to issue registration rights penalty shares to the subscribers if the underlying shares were not registered by April 5, 2007.  The Company was obligated to issue 344,999 shares per week for a maximum of 10 weeks for a total of 3,449,990 shares.  These shares were issued on November 2, 2007 and valued at $1,069,498 based on the market price over the period of time the penalty was being accrued.  For the year ended December 31, 2007, a registration rights penalty expense of $1,069,498 has been recorded.

There were 124,224,528 shares of common stock issued and outstanding at December 31, 2007.

There is no preferred stock issued or outstanding as of December 31, 2007.

Note 7 – Options and Warrants

As of January 1, 2006, there were no warrants outstanding.

On February 9, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to three non-affiliated individuals in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,071,429 shares of common stock of the Company for an aggregate purchase price of $375,000 or $0.35 a share.  The aggregate fair value of such warrants totaled $92 based on the Black Scholes Merton pricing model using the following estimates:  4 % risk free rate, 100 % volatility and expected life of the warrants of 6 months.  On March 23, 2006, all of these warrants were exercised for total gross proceeds of $375,000.

On July 7, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 1,100,000 shares of common stock of the Company for a purchase price of $1,562,00 or $1.42 a share.  The aggregate fair value of such warrants totaled $223,391 based on the Black Scholes Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On August 3, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $496,000 or $1.24 a share.  The aggregate fair value of such warrants totaled $79,079 based on the Black Scholes pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On September 6, 2006, the Company issued warrants to purchase shares of the Company’s par value common stock to two shareholders in conjunction with bridge loan agreements.  The warrant holders were granted the right to purchase a total of 400,000 shares of common stock of the Company for a purchase price of $528,000 or $1.32 a share.  The aggregate fair value of such warrants totaled $80,094 based on the Black Scholes pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

On October 27, 2006 the Company issued warrants to purchase shares of the Company’s par value common stock to the brokers of Brookstreet Securities Corporation as additional consideration for their acting as placement agent.  The warrant holders were granted the right to purchase a total of 6,899,982 shares of common stock of the Company for a purchase price of $2,414,994, or $0.35 per share.  The aggregate fair value of such warrants totaled $7,638,212 based on the Black Scholes pricing model using the following estimates:  4% risk free rate, 91% volatility and expected life of 5 years.  The Company netted the fair market value of the warrants against expenses related the offering of common stock conducted by Brookstreet Securities Corporation.

As of December 31, 2006, there were 8,799,982 options and warrants outstanding.

In November and December of 2007, the Company issued debenture holders warrants to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The Warrants expire in five years from the date of issue.  See Note 5 for further information.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 has been amortized into expense and $257,858 remains in unamortized cost of stock issued for services.  The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442.  This amount was expensed during the year ended December 31, 2007.  The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

During the year ended December 31, 2007, the Company signed various agreements with the employees and consultants of the Company.  The Company agreed to issue a total of 950,000 options for shares of common stock in connection with these agreements.  The options have a term of ten years and a strike price of $0.185 and all vested immediately.  The aggregate fair value of the Warrants equals $164,635 based on the Black-Scholes pricing model using the following assumptions: 3.49% risk free rate, 162.69% volatility, strike price of $0.185, market price of $0.185, no yield, and an expected life of 5 years.  This amount was expensed in the year ended December 31, 2007.

During the year ended December 31, 2007, 1,478,445 warrants were exercised in a cashless exercise for 434,632 shares of common stock.

As of December 31, 2007, there were 19,075,462 options and warrants outstanding.

The following is a summary of the status of the Company’s stock warrants:

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at January 1, 2006	0	$0.00
Granted	9,871,411	$0.54
Exercised	(1,071,429)	$0.35
Cancelled	0	$0.00
Outstanding at December 31, 2006	8,799,982	$0.57

Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31, 2007	19,075,462	$0.42

	STOCK WARRANTS OUTSTANDING
		Weighted-
		Average
	Number of	Remaining	Weighted-
Range of	Shares	Contractual	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price
$0.35	5,421,537	3.81	$0.35
$1.24 - $1.42	1,900,000	3.57	$1.36
$0.32	6,862,748	4.84	$0.32
$0.32	2,941,177	4.92	$0.32
$0.30	1,000,000	9.82	$0.30
$0.18	950,000	10.00	$0.18
	19,075,462	4.95	$0.42

	STOCK WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Prices	Exercisable	Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.32	6,862,748	$0.32
$0.32	2,941,177	$0.32
$0.30	1,000,000	$0.30
$0.18	950,000	$0.18
	19,075,462	$0.42

Note 7 – Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007 and 2006, the Company had approximately $11,500,000 and $4,000,000 of federal and state net operating losses. The net operating loss carry-forward, if not utilized, will begin to expire in 2009.

	2007	2006
Net Operating Loss Carry forward	$3,910,000	$1,400,000
Less: Valuation allowance	$(3,910,000)	$(1,400,000)
Balance:	$0	$0

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2007.  Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax asset will not be fully realized and has therefore provided a valuation allowance for the full amount of the deferred tax assets.

The federal and state statutory income tax rate of 34% has been fully offset by the change in the valuation allowance during the years ended December 31, 2007 and 2006.  The effective income tax rate of the Company over these years is 0%.

Note 8 – Commitments and contingencies

As of December 31, 2007, the Company has seven leases in effect for operating space.  Future obligations under these commitments are $214,912 for 2008, $119,400 for 2009, $109,450 for 2010, and $0 for 2011 and thereafter.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 9 – Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the year ended December 31, 2007; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the year ended December 31, 2007.

The Company did not report  separate segments for the year ended December 31, 2006.

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2007 is as follows:

Year Ended	ECOtality/		eTec/
December 31, 2007	Fuel Cell Store	Innergy	Minit-Charger	Total
Total net operating revenues	$769,986	$716,406	$1,102,266	$2,588,658
Depreciation and amortization	134,756	6,259	56,170	197,185
Operating income (loss)	(8,809,018)	(2,461,500)	(1,124,362)	(12,394,880)
Interest expense	(284,754)	—	(358)	(285,112)
Interest income	56,288	1,223	14	57,525
Registration rights penalty expense	(1,069,497)	—	—	(1,069,497)
Income (loss) before income tax	(10,106,981)	(2,460,277)	(1,124,706)	(13,691,964)
Income tax provision (benefit)	—	—	—	—
Total assets	6,144,355	694,921	4,814,749	11,654,025

NOTE 10 – Related Party Transactions

During the year ended December 31, 2006, the Company obtained bridge loans in varying amounts aggregating $357,500 from a corporate shareholder, Lynn-Cole Capital. The loans were repaid on October 2, 2006. Interest expense in the amount of $195,870 has been recorded for the bridge loans and warrants issued in conjunction with these loans. The warrant holder was granted the right to purchase a total of 950,000 shares of our common stock for a weighted average exercise price of $1,292,000 or $1.36 a share.  The aggregate fair value of such warrants totaled $191,282 based on the Black Scholes Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

In February 2006 we entered into a Technology Contribution Agreement with Howard Foote and Elliott Winfield which we refer to collectively as “F&W,” under which F&W contributed to us all of their right, title and interest in and to the EPC/Hydrality technology.  In exchange for the contribution of the Hydrality technology, we agreed to finance ongoing research and development of the technology up to $1,350,000.  The agreement was conditioned upon our ability to develop Hydrality technology that was determined to be commercially and technologically viable for mass production.  In the event we were unable to do so by February 2009 due to a lack of best efforts by F&W, abandonment of the project, or breach of employment agreements by F&W, then we could terminate the agreement and F&W would be responsible for reimbursing us for any funds expended by us, together with interest on the principal amount accrued at the rate of 15% per year.  In the event the agreement was terminated by us, the rights, patents and ownership of the intellectual property conveyed by F&W to us would revert to F&W and the shares returned to Mr. Sciotto, as described below.

In February 2006 an agreement was entered into by and between Harold Sciotto, our former President and majority stockholder, and Howard Foote under which Mr. Sciotto agreed to transfer ownership of 32,000,000 shares of our common stock to Mr. Foote.  The 32,000,000 shares were placed in an escrow account to be delivered to Mr. Foote: (i) upon delivery to us of an Hydrality system that is determined to be commercially and technologically viable for mass production, 16,000,000 shares of common stock shall be transferred to Mr. Foote and (ii) upon either (a) the acquisition of a hybrid transit bus company, or (b) our obtaining profitability, an additional 16,000,000 shares of common stock shall be transferred to Mr. Foote.  If at any time, until February 2009, we reasonably determine, in our sole discretion, that the EPC/Hydrality system is not commercially or technically viable, Mr. Sciotto may terminate the agreement, whereupon Mr. Foote must return any shares of common stock disbursed from the escrow account and the remaining portion of escrow stock remaining in the escrow account will be released to Mr. Sciotto.  Upon such termination of the agreement, all patent rights and the ownership of the intellectual property conveyed from Mr. Foote to us will revert to Mr. Foote. Simultaneously with the execution of the agreement, Mr. Sciotto entered into an identical agreement with Elliot Winfield pursuant to which 8,000,001 shares were placed in escrow to be delivered to Mr. Winfield, 4,000,001 and 4,000,000 shares, respectively.

On February 15, 2007, we entered into a Settlement Agreement and Release with Foote and Winfield and Universal Power Vehicles Corporation to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered in heretofore concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, Foote, Winfield and UPV confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  Further to this, for a period of two years from the effective date of the Settlement, Foote, Winfield and UPV are prohibited, without our prior written consent, from directly or indirectly, participating in any business in competition with us or from engaging in any business activities that are the same or substantially similar to our business activities during the terms Foote, Winfield and UPV were employed by, or were affiliated with, us.  As consideration, we paid to Foote, Winfield and UPV cash in the aggregate amount of $600,000.  Additionally, Foote, Winfield and UPV received common stock in the aggregate amount of 1,500,000 shares.  In compliance with a condition of the Settlement described herein, Howard Foote resigned as a Director of ECOtality, effective February 15, 2007.  All work being conducted in association with JPL is currently overseen by members of our staff. We do not believe Mr. Foote’s departure and his involvement in the JPL project has had, or will have, any impact upon the project or our ongoing business plans. Further, the settlement is not related to any findings regarding the commercial viability of the technology.  The Settlement Agreement provides that the Assignment Agreement dated September 7, 2006, remains in full force and requires Foote, Winfield and UPV to reasonably cooperate with us in connection with the preparation, filing, prosecution, maintenance and defense of the Hydrality technology in any suit for infringement of the Hydrality technology brought by us against a third party.

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

Note 11 – Subsequent Events

In January and February of 2008, owners of the convertible debentures described in Note 5 converted $100,000 of debentures into 333,332 shares of common stock at a conversion price of $0.30.

In January of 2008, the Company amended its Articles of Incorporation to clarify the authorized capital stock of the Company and the ability of our board of directors to set the number of directors constituting the full board of directors consistent with the terms of the Companies Bylaws.

In January 2008, the Company’s issued 175,000 shares to the employees of eTec.

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

CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  We made the following changes in our disclosure controls to make them effective for gathering, analyzing and disclosing the information the information we are required to disclose in the reports filed under the Securities and Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.  These changes included adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials, reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education. In addition to the above actions we have added a professional accountant to specifically oversee all reporting for us and our subsidiaries and performed an assessment of internal and disclosure controls at our acquired entities.  As a result of these actions, we believe our disclosure controls and internal controls are effective for the year ended December 31, 2007.

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

OTHER INFORMATION

None.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Each of our directors is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  Each officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation.

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2007

Name	Age	Position
Jonathan R. Read	49	Chief Executive Officer, President and Director

Harold W. Sciotto	67	Secretary, Treasurer and Director

Barry S. Baer	64	Chief Financial Officer

Jerry Y.S. Lin, PhD	47	Director

E. Slade Mead	42	Director

Donald B. Karner	56	Director

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

Barry S Baer, Chief Financial Officer

Colonel Barry S. Baer joined us as our Chief Financial Officer in December, 2006. He has had an extensive career and was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). Previously, he worked with the City of Indianapolis as its Director of Public Works.  Currently, Colonel Baer also serves as CFO for Buck_A-Roo$ Holding Corporation (BRHC) and is a member of the State of Indiana Unemployment Insurance Board.

He was a member of the U.S. Army from 1965 to 1992 ending his career as a Colonel. He received his certification as a Certified Public Accountant while serving on active duty in the Army. Colonel Baer’s military service includes Commander of an armored cavalry troop in Vietnam; Director of the Accounting Systems for the U.S. Army; Commander of the 18th Finance Group during Operation Desert Shield/Desert Storm in the first Gulf War and Deputy Chief of Staff for Resource Management for the Army Material Command.

Colonel Baer earned a BS (Accounting) and an MBA from the University of Colorado.  He devotes approximately 40% of his time to other business interests.

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

Dr. Lin has received numerous international professional and academic awards.  He has also headed many research programs funded by such agencies as the U.S. Department of Energy and Department of Defense and private sector companies such as Amoco, BP, Exxon, Honda and the Petroleum Research Board.  He is on the Board of Directors of North American Membrane Society and editorial boards of several journals.  Dr. Lin is the conference chairman of the International Conference on Inorganic Membranes (ICIM8).

Slade Mead, Director

Slade Mead joined us as a Director on October 31, 2007.  Mr. Mead is a lawyer, professional sports consultant and former Arizona State Senator.  The founder of The Baseball Players Group, Mr. Mead specializes in arbitration cases and represents several professional athletes, including Andy Roddick.  Previously, Mr. Mead worked for Advantage International, a leading global sports management firm, where he ran the London office and represented several professional tennis and baseball players. Mr. Mead is a former Arizona State Senator who served on the Appropriations, Government and Education (Vice-Chair) Committees.  With a deep commitment to education, Mr. Mead was voted the Arizona School Board Legislator of the Year (2003), Arizona Women’s Political Caucus Legislator of the Year (2004), and Arizona Career Technical Education Policy Maker of the Year (2004).  Mr. Mead remains very active in education and state politics as he ran for Arizona Superintendent of Public Instruction in 2006, and is a Court appointed School Board and Receiver Board member for the Maricopa Regional School District.

Donald Karner, Director

Donald Karner joined us as a director on November 7, 2007.  Mr. Karner has 30 years of engineering and technical project management experience. 15 years of this experience was in the electric utility industry, where he developed and implemented strategic direction for engineering, operating and maintenance organizations ranging in size from 10 to 3,000 people in nuclear, fossil, environmental and rate-making arenas.  The balance of his experience has been with advanced vehicle design and fueling infrastructure as the president of Electric Transportation Engineering Corporation, which he co-founded in 1996.  Mr. Karner holds a Bachelor of Science degree in Electrical Engineering from Arizona State University and a Master of Science degree in Nuclear Engineering from the University of Arizona. He is also a graduate of the Public Utility Executive Program of the University of Michigan School of Business.

Role of the Board

The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations.  Members of the board keep informed of the Company’s business by participating in board and committee meetings, by reviewing analyses and reports sent to them regularly, and through discussions with its executive officers.

Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

We currently have a non-independent Audit Committee consisting of Harold Sciotto as Chairman, Slade Mead and Barry Baer.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred	All Other
Name and Principal				Stock		Option		Incentive Plan	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	Awards($)		Awards ($)		Compensation	Earnings ($)	($)	Total ($)

Johnathan R Read CEO and President	2007	218,000	150,000			295,742	(2)				663,742
	2006	120,000		2,475,006	(1)						2,595,006
	2005										—

Harold W. Sciotto Secretary and Treasurer	2007	120,000									120,000
	2006	120,000									120,000
	2005										—

Barry S. Baer Chief Financial Officer	2007	96,439				86,650	(3)				183,089
	2006										—
	2005										—

Notes:

(1) On February 15, 2006 we issued 7,500,018 shares of our $0.001 par value common stock to Mr. Read as compensation for services valued at $2,475,006, calculated at $0.33 per share which was the closing price of our common stock on March 2,2006, the date our stock began trading on the Bulletin Board.

(2) On November 1, 2007 we granted 2,000,000 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Read as additional incentive compensation for services, the first 1,000,000 options vested on November 1,2007 and were valued at $281,300 calculated at $.2813 per share using the Black Scholes Option Calculator. The second 1,000,000 options will vest on November 1,2008. The portion of these options earned in 2007 was valued at $14,442, calculated at $.1733 using the Black ScholesOption Calculator, the remainder of the options to be earned in 2008.

(3) On December 31, 2007 we issued 500,000 options to acquires shares of the Company’s $0.001 par value common stock to Mr. Baer as compensation for services valued at $86,650, caculated at $.1733 using the Black Scholes Option Calculator.

Employment Agreements and Executive Compensation

In October 2007 we entered into a two-year employment agreement with Mr. Read for an annual salary of $300,000 and a one-time bonus of $150,000 payable upon the execution of the agreement.  In February 2007 we renewed our employment agreement with Mr. Sciotto, providing for an annual salary of $120,000 per year.

In November 2006 we engaged Barry S. Baer to serve as Chief Financial Officer at a rate of $100.00 per hour.  This engagement continues based on mutual agreement between the parties.

Directors’ Compensation

During the year ended December 31, 2007, we had the following arrangements or agreements in place to compensate our directors for services they provide as directors of our company:

In November 2007 we entered into an arrangement with E. Slade Mead to pay a directors fee of $1,000 per month for his services to the company.

In August 2006 we entered into an agreement to with Jerry Y.S. Lin to pay a directors fee of $1,000 per month in addition to a Chairman, Technology Committee Fee of $2,500 per month for his services to the company.

Equity Incentive Plan

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

The plan is administered by our Board of Directors.  Currently, we have 6,100,000 shares of common stock reserved for future issuance upon the exercise of stock options granted under the plan.  Under the plan, the Board of Directors determine which individuals will receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

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

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•      A breach of a director’s duty of loyalty to us or our stockholders;

•      Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•      A transaction from which a director received an improper benefit; or

•      An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2007, there are 124,224,528 shares of common stock outstanding.  The following table sets forth as of December 31, 2007, certain information regarding the beneficial ownership of the outstanding shares as of the date of this prospectus assuming all shares of preferred stock have been converted into common stock by:

1.     Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.     Each of our directors and executive officers and

3.     All of our directors and executive officers as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The addresses of all executive officers and directors are in care of our company.

		Amount and Nature		Percent of
Title of		of Beneficial		Issued and
Class	Name of Beneficial Owner	Owener		Outstanding

Common Stock	Harold Sciotto, Secretary, Treasurer and Director (1)	35,558,924		28.62%
Common Stock	Jonathan R. Read, President and Director (1)	7,250,018		5.84%
Common Stock	Donald Karner, Director (1)	3,744,000		3.01%
Common Stock	Kevin Morrow (1)	2,444,000		1.97%
Common Stock	Edward S Mead, Director (1)	314,286		0.25%
Common Stock	Jerry Y.S. Lin, Director (1)	200,000		0.16%

	Officers and Directors as a Group	49,511,228		39.86%

Common Stock	Enable Growth Partners, LP (2)	7,892,234	(3)	6.35%
Common Stock	Enable Opportunity Partners, LP (2)	928,497	(3)	0.75%
Common Stock	Pierce Diversified Strategy Master Fund, LLC (2)	464,249	(3)	0.37%
Common Stock	Innergy Power (1)	3,000,000		2.41%
Common Stock	Edison Source Company	2,000,000	(4)	1.61%
Common Stock	California Institute of Technology	5,869,565	(3)	4.72%

Common Stock	Officers, Directors and 5 Shareholders, as a Group	69,665,773		56.08%
Common Stock	Shares Outstanding non-directors/beneficial owners	54,558,755		43.92%
Common Stock	TOTAL OUTSTANDING	124,224,528		100.00%

Notes:

(1)    The address for these shareholders is c/o ECOtality, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251.

(2)    The address for these shareholders is One Ferry Building 255, San Francisco, CA 94111.

(3)    Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund LLC collectively own an aggregate of 9,284,980 shares of our common stock, or 7.47% of our total issued and outstanding shares as of December 31, 2007.

(4)    Edison Source Company was issued 2,000,000 shares upon purchase of their Minit-Charger business

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2006 we entered into a Technology Contribution Agreement with Howard Foote and Elliott Winfield which we refer to collectively as “F&W,” under which F&W contributed to us all of their right, title and interest in and to the EPC/Hydrality technology.  In exchange for the contribution of the Hydrality technology, we agreed to finance ongoing research and development of the technology up to $1,350,000.  The agreement was conditioned upon our ability to develop Hydrality technology that was determined to be commercially and technologically viable for mass production.  In the event we were unable to do so by February 2009 due to a lack of best efforts by F&W, abandonment of the project, or breach of employment agreements by F&W, then we could terminate the agreement and F&W would be responsible for reimbursing us for any funds expended by us, together with interest on the principal amount accrued at the rate of 15% per year.  In the event the agreement was terminated by us, the rights, patents and ownership of the intellectual property conveyed by F&W to us would revert to F&W and the shares returned to Mr. Sciotto, as described below.

In February 2006 an agreement was entered into by and between Harold Sciotto, our former President and majority stockholder, and Howard Foote under which Mr. Sciotto agreed to transfer ownership of 32,000,000 shares of our common stock to Mr. Foote.  The 32,000,000 shares were placed in an escrow account to be delivered to Mr. Foote: (i) upon delivery to us of an Hydrality system that is determined to be commercially and technologically viable for mass production, 16,000,000 shares of common stock shall be transferred to Mr. Foote and (ii) upon either (a) the acquisition of a hybrid transit bus company, or (b) our obtaining profitability, an additional 16,000,000 shares of common stock shall be transferred to Mr. Foote.  If at any time, until February 2009, we reasonably determine, in our sole discretion, that the EPC/Hydrality system is not commercially or technically viable, Mr. Sciotto may terminate the agreement, whereupon Mr. Foote must return any shares of common stock disbursed from the escrow account and the remaining portion of escrow stock remaining in the escrow account will be released to Mr. Sciotto.  Upon such termination of the agreement, all patent rights and the ownership of the intellectual property conveyed from Mr. Foote to us will revert to Mr. Foote. Simultaneously with the execution of the agreement, Mr. Sciotto entered into an identical agreement with Elliot Winfield pursuant to which 8,000,001 shares were placed in escrow to be delivered to Mr. Winfield, 4,000,001 and 4,000,000 shares, respectively.

On February 15, 2007, we entered into a Settlement Agreement and Release with Foote and Winfield and Universal Power Vehicles Corporation to settle and resolve all known disputes and uncertainties between them related to all agreements and contracts entered in heretofore concerning the fuel cell intellectual property and technology.  In accordance with the Settlement, Foote, Winfield and UPV confirm the assignment, transfer and conveyance of all right, title and interest in and to the electric power cell and reactor technology being developed by us.  Further to this, for a period of two years from the effective date of the Settlement, Foote, Winfield and UPV are prohibited, without our prior written consent, from directly or indirectly, participating in any business in competition with us or from engaging in any business activities that are the same or substantially similar to our business activities during the terms Foote, Winfield and UPV were employed by, or were affiliated with, us.  As consideration, we paid to Foote, Winfield and UPV cash in the aggregate amount of $600,000.  Additionally, Foote, Winfield and UPV received common stock in the aggregate amount of 1,500,000 shares.  In compliance with a condition of the Settlement described herein, Howard Foote resigned as a Director of ECOtality, effective February 15, 2007.  All work being conducted in association with JPL is currently overseen by members of our staff. We do not believe Mr. Foote’s departure and his involvement in the JPL project has had, or will have, any impact upon the project or our ongoing business plans. Further, the settlement is not related to any findings regarding the commercial viability of the technology.  The Settlement Agreement provides that the Assignment Agreement dated September 7, 2006, remains in full force and requires Foote, Winfield and UPV to reasonably cooperate with us in connection with the preparation, filing, prosecution, maintenance and defense of the Hydrality technology in any suit for infringement of the Hydrality technology brought by us against a third party.

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

During the period July 7, 2006 through September 27, 2006 we obtained bridge loans in varying amounts aggregating $357,500 from a corporate shareholder (Lynn-Cole Capital) with a due date of December 29, 2006. The loans were repaid on October 2, 2006. Interest expense in the amount of $195,870 has been recorded for the bridge loans and warrants issued in conjunction with these loans. The warrant holder was granted the right to purchase a total of 950,000 shares of our common stock for a weighted average exercise price of $1,292,000 or $1.36 a share.  The aggregate fair value of such warrants totaled $191,282 based on the Black Schoeles Merton pricing model using the following estimates:  4% risk free rate, 100% volatility and expected life of 5 years.

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
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Restated Bylaws October 31, 2007(5)
e. Amendment to Articles of Incorporation filed on January 3, 2008 (4)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories (8)

Notes:

(1)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

(2)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

(5)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on June 15, 2007.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 10, 2007.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 20, 2007.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 9, 2007.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 7, 2007.

(15)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 11, 2007.

(16)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 26, 2007.

(17)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 31, 2007.

(18)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(18)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006
Audit fees	39,250	$11,500

Audit-related fees	—	—

Tax fees	—	275

All other fees	200,000	401

Total fees	239,250	$12,176

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	March 28, 2008
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	March 28, 2008
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	March 28, 2008
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	March 28, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	March 28, 2008
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	March 28, 2008
E. Slade Mead Don

/s/ Donald B. Karner	Director	March 28, 2008
Donald B. Karner Don