Form 10-Q
period 2008-03-31
ECOTALITY, INC.
filed 2008-05-16
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2008
124,732,861

ECOtality, Inc.

Table of Contents
PART I - FINANCIAL INFORMATION	3

Financial Statements:

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Quantitative and Qualitative Disclosures about Market Risk	31

Controls and Procedures	31

PART II - OTHER INFORMATION	32

Legal Proceedings	32

Risk Factors	32

Unregistered Sales of Equity Securities	32

Defaults Upon Senior Securities	33

Submission of Matters to a Vote of Security Holders	33

Exhibits and Reports on Form 8-K	34

SIGNATURES	36

PART 1. FINANCIAL INFORMATION

ECOTALITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current assets:
Cash	$616,712	$677,318
Certificates of deposit	50,727	1,197,784
Receivables, net of allowance for bad debt of $21,252 and $21,743 as of 03/31/08 and 12/31/07 respectively	2,624,554	2,387,542
Inventory, net of allowance for obsolescence of $48,000 and $293,934 as of 03/31/08 and 12/31/07 respectively	1,075,647	1,791,174
Prepaid expenses and other current assets	587,417	477,186
Total current assets	4,955,057	6,531,004

Fixed assets, net accumulated depreciation of $4,026,187 and $3,884,302 as of 03/31/08 and 12/31/07 respectively	2,028,535	2,027,142

Goodwill	3,095,878	3,095,878

Total assets	$10,079,470	$11,654,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,202,100	$1,317,916
Accrued liabilities	770,709	670,746
Liability for purchase price	4,245,600	4,075,000
Current portion of LT Debt, net of discount of $1,291,272 and 1,174,075 as of 03/31/08 and 12/31/07 respectively	1,334,757	1,147,241
Total current liabilities	7,553,168	7,210,903

Total LT Liabilities, net of discount of $1,935,140 and $2,494,910 as of 03/31/08 and 12/31/07 respectively	1,532,791	1,808,314

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 124,732,861 and 124,224,528 shares issued
and outstanding as of 03/31/08 and 12/31/07, respectively	124,733	124,225
Additional paid-in capital	31,139,184	30,780,992
Retained deficit	(30,262,626)	(28,270,409)
Accumulated Foreign Currency Translation Adjustments	(7,782)	-
Total stockholders' equity	993,510	2,634,808

Total liabilities and stockholders' equity	$10,079,470	$11,654,025

The accompanying notes are an integral part of these financial statements.

ECOTALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenue	$2,817,899	$-
Cost of goods sold	1,616,355	-

Gross profit	$1,201,544	$-

Expenses:
Depreciation	141,886	48,087
General and administrative expenses	2,357,009	542,533
Research and development	115,686	373,530
Settlement Expense	0	1,800,000
Total expenses	2,614,581	2,764,150

Operating loss	(1,413,037)	(2,764,150)

Other income:
Interest income	8,150	21,743
Total other income	8,150	21,743

Other expenses:
Interest expense	562,304	3,234
Loss on Disposal of Assets	25,020	-
Accrued expense - Potential Registration Rights Penalty		3,001,493
Total other expenses	587,324	3,004,727

Loss from operations before income taxes	($1,992,211)	($5,747,134)

Provision for income taxes	-	-

Net (loss)	($1,992,211)	($5,747,134)

Weighted average number of
common shares outstanding - basic and fully diluted	124,469,621	110,066,566

Net (loss) per share-basic and fully diluted	($0.02)	($0.05)

The accompanying notes are an integral part of these financial statements.

ECOTALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities	(unaudited)
Net Income (loss)	($1,992,211)	($5,747,134)
Adjustments to reconcile:
Stock and options issued for services and compensation	52,288	-
Shares issued for settlement	-	1,200,000
Shares Accrued for registration penalty		3,001,493
Depreciation	141,886	48,087
Amortization of stock issued for services	91,413	-
Amortization of discount on notes payable	442,573	-
Loss on disposal of assets	25,020	-
Changes in operating assets and liabilities:
Certificate of deposit	1,147,057	(21,743)
Accounts Receivable	(230,248)	-
Inventory	690,503	-
Prepaid expenses and other	(116,995)	5,543
Accounts Payable	(115,816)	(87,107)
Accrued Liabilities	(42,836)	1,183
Net cash provided (used) by operating activities	92,634	(1,599,678)
Cash flows from investing activities
Purchase of fixed assets	(143,277)	(611,019)
Net cash (used) by investing activities	(143,277)	(611,019)

Cash flows from financing activities
Mortgage Payable		287,500
Payments on notes payable	(2,180)	-
Net cash provided (used) by financing activities	(2,180)	287,500

Effects of exchange rate changes	(7,782)

Net increase (decrease) in cash	(60,605)	(1,923,197)
Cash - beginning	677,318	5,047,968
Cash - ending	616,712	3,124,771

Supplemental disclosures:
Interest paid	4,758	3,234

Non-cash transactions:
Stock and options issued for services	$52,288	$-
Shares of stock issued	125,000	-
Number of options issued	175,000	-

Stock issued for settlement	$0	$1,200,000
Shares of stock issued	-	1,500,000

Amortization of stock issued for services	$91,413	$0

Amortization of discount on notes payable	$442,573	$0

Note Payable conversted for common stock	$100,000	$0
Shares of stock issued	333,333	-

The accompanying notes are an integral part of these financial statements.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 Note 1 - History and organization of the company

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

On November 26, 2006, the Company amended its articles of incorporation to change its name from Alchemy Enterprises, Ltd. to ECOtality, Inc to better reflect its renewable energy strategy.

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

The consolidated financial statements as of March 31, 2008 include the accounts of ECOtality, Innergy Power Corporation, eTec, and Minit-Charger. All significant inter-company balances and transactions have been eliminated. ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 - Summary of Significant Accounting Policies

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents
For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Interest income is credited to cash balances as earned. For the quarter ended March 31, 2008 and 2007 interest income was $8,150 and $21,743, respectively.

Credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At March 31, 2008 and 2007, the Company had approximately $226,500 and $5,061,281 in excess of FDIC insured limits, respectively.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the quarter ended March 31, 2008 and 2007, the Company had impairment expense of $0 and $0, respectively

Revenue recognition
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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of March 31, 2008 and 2007, management has concluded that no reserve is required for product returns.

We warrant to our customers that our product and services are in good working order at the time of delivery. In our acquisition of Minit-Charger, we assumed a warranty reserve in relation to warranties of products. At the time of acquisition, the warranty reserve was $231,303 and as of March 31, 2008 the warranty reserve was $217,729. Management has concluded this warranty reserve to be adequate for future expenses relating to the warranty.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable. The allowance for doubtful accounts was $21,252 and $21,743 as of March 31, 2008 and 2007, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis. The allowance for obsolescence as of March 31, 2008 was $48,000.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were advertising costs of $15,454 and $0 included in general and administrative expenses for the quarter ended March 31, 2008 and 2007, respectively.

Research and development costs
Research and development costs are charged to expense when incurred. For the quarter ended March 31, 2008 and 2007, research and development costs were $115,686 and $373,530, respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter ended March 31, 2008 and 2007, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

Foreign Currency Translation
In 2008, a Company subsidiary, Protable Energy De Mexico operated outside the United States and their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes
The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of March 31, 2008 and 2007, no income tax expense has been incurred.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended March 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the quarter ended March 31, 2008.

Recent Accounting pronouncements
In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard, however the implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarters ended March 31, 2008 and 2007.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarter ended March 31, 2008.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) on Business Combinations. This guidance retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition- related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This guidance requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This guidance requires the acquirer to recognize those costs separately from the business combination. The Company has followed the above guidance in accounting for all acquisitions that happened in 2007.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary call ECOtality Stores, Inc. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

The fair value of the transaction was $539,000. The company paid $350,000 in cash and issued 300,000 shares of common stock, which was valued at $189,000 based on the closing market price on the date of the agreement.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

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

The fair value of the 3,000,000 shares of common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $555,000. A liability for the balance of $2,445,000 has been recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been reduced to reflect the value of the closing price of the Company’s common stock of March 31, 2008 and the amount of the current liability for purchase price has been updated to $2,376,000 on the consolidated balance sheet at March 31, 2008.

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008 include the financial results of eTec subsequent to the date of the acquisition.

The fair market value of the transaction was $5,037,193. The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 6,500,000 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also includes $217,193 in direct acquisition costs.

The $500,000 is payable in monthly installments of $50,000 beginning December of 2007. The note payable balance as of March 31, 2008 was $300,000.

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
$5,037,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment. Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2007. Impairment expense relating to this acquisition was $0 for the quarter ended March 31, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008 include the financial results of Minit-Charger subsequent to the date of the acquisition.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been reduced to reflect the value of the closing price of the Company’s common stock of March 31, 2008 and the amount of the current liability for purchase price has been updated to $1,584,000 on the consolidated balance sheet at March 31, 2008.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the quarters ended March 31, 2008 and 2007 combines the historical results of ECOtality, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007. Pro forma adjustments have been made related to impairment of goodwill. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the quarters ended March 31, 2008 and 2007 as if the acquisitions had occurred on January 1, 2007:

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended March 31,
	2008		2007
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$2,817,899	$2,817,899	$-	$3,268,073
Net Income (loss)	($1,992,211)	($1,992,211)	($5,747,134)	($6,332,549)
Net (loss) per share-basic and fully diluted	($0.02)	($0.02)	($0.05)	($0.06)

Note 4 - Fixed assets

Fixed assets as of March 31, 2008 and 2007 consisted of the following:

Depreciation expense totaled $141,886 and $48,087, for the quarters ended March 31, 2008 and 2007 respectively.

Note 5 - Notes payable

For the quarter ended March 31, 2007

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest expense totaled $3,234 for the quarter ended March 31, 2007.

As of March 31, 2007, there were no other outstanding notes payable.

For the quarter ended March 31, 2008
During 2007, the Company acquired a note payable in the acquisition of eTec. The note relates to a vehicle that was also acquired in the acquisition. As of March 31, 2008, $24,105 was owed on the note; $3,480 of which is due during 2008 with the remainder, $20,625 recorded as a long-term note payable on the consolidated financial statements.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 3 for details. As of March 31, 2008, $300,000 was owed and recorded as long-term note payable on the consolidated financial statements.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures are convertible into common stock at $0.30 per share. The debentures are due beginning in May and June of 2008. 1/24th of the outstanding amount is due each month thereafter. In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants are exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equals $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of March 31, 2008, a total of $649,844 had been amortized and recorded as interest expense and $3,226,412 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the debentures is recorded, net of a $1,291,272 discount, is $1,331,277 at March 31, 2008. The long-term portion of the debentures is recorded, net of a $1,935,140 discount, is $1,224,666 as of March 31, 2008.

Included in accrued liabilities is $114,051 of accrued interest relating to the debentures at March 31, 2008.

Interest expense totaled $562,304 for the quarter ended March 31, 2008.

Note 6 - Stockholders’ equity

There were 124,224,528 shares of common stock issued and outstanding at December 31, 2007.

During the year ended December 31, 2007, the Company issued 11,800,000 shares in four different acquisitions. See Note 3 for further information.

During the year ended December 31, 2007, the Company issued a total of 750,000 shares of common stock to employees as an incentive. The stock was valued at the current market price at the date of issue for a total of $316,000. Of this amount $91,000 was expensed and $225,000 was recorded as unamortized cost of stock issued for services to be amortized over the periods of the related agreements. During the quarter ended March 31, 2008, $56,250 has been amortized and $56,250 remains in unamortized cost of stock issued for services.

In January 2008, 175,000 shares of $0.001 common stock were issued to employees of eTec. The cost of issuance for these shares was recorded at $0.155, the close price of the stock on the date of grant and was charged to compensation expense.

In February 2008, BridgePointe Capital, one of the holders of the convertible debentures described in Note 5, converted $100,000 of debentures into 333,332 shares of $0.001 common stock at a conversion price of $0.30. This conversion was made in two equal installments, the first on February 1st, 2008 and the second on February 29th, 2008. As a result of these conversions, a reduction to the outstanding debenture balance in the amount of $100,000 and a corresponding reduction to the remaining discount on the debenture of $55,797 were recorded.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the quarter ended March 31, 2008, $35,163 has been amortized into expense and $222,696 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 208,334 of these options were earned as of March 31, 2008. Those options were valued using the Black-Scholes pricing model assuming 3.45% risk free rate, 179.04% volatility, strike and market price of $0.21 and were valued at $25,163. This amount was expensed during the quarter ended March 31, 2008.  The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants forservices. The stock was valued at the current market price at the date of issue for a total of $400,400. This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements. During the quarter ended March 31, 2008, $47,275 has been amortized and $66,300 remains in prepaid expenses.

There were 124,732,861 shares of common stock issued and outstanding at March 31, 2008.

There is no preferred stock issued or outstanding as of March 31, 2008, or March 2007.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 - Options and Warrants

As of December, 2007, there were 8,799,982 options and warrants outstanding.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the quarter ended March 31, 2008, $35,163 has been amortized into expense and $222,696 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 208,334 of these options were earned as of March 31, 2008. Those options were valued using the Black-Scholes pricing model assuming 3.45% risk free rate, 179.04% volatility, strike and market price of $0.21 and were valued at $25,163. This amount was expensed during the quarter ended March 31, 2008. The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

As of March 31, 2008, there were 19,075,462 options and warrants outstanding.

The following is a summary of the status of the Company’s stock warrants:

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31,2007	19,075,462	$0.42
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2008	19,075,462	$0.42

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.35	5,421,537	3.56	$0.35
$1.24 - $1.42	1,900,000	3.32	$1.36
$0.32	6,862,748	4.59	$0.32
$0.32	2,941,177	4.67	$0.32
$0.30	1,000,000	9.57	$0.30
$0.18	950,000	9.75	$0.18(2)
	19,075,462	4.7	$0.42

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.32	6,862,748	$0.32
$0.32	2,941,177	$0.32
$0.30	1,000,000	$0.30
$0.18	950,000	$0.18
	19,075,462	$0.42

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 - Commitments and contingencies

As of March 31, 2008, the Company has seven leases in effect for operating space. Future obligations under these commitments are $161,631 for 2008, $119,400 for 2009, $109,450 for 2010, and $0 for 2011 and thereafter.

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

Note 9 - Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended March 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the quarter ended March 31, 2008.

The Company did not have separate segments for the quarter ended March 31, 2007.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the quarter ended March 31, 2008 is as follows:

Quarter Ended	ECOtality/		eTec/
March 31, 2008	Fuel Cell Store	Innergy	Minit-Charger	Total
Total net operating revenues	180,023	674,975	1,962,901	$2,817,899
Depreciation and amortization	35,494	10,284	96,108	141,886
Operating income (loss)	(1,352,057)	37,207	(98,187)	(1,413,038)
Interest expense	(562,098)	-	(206)	(562,304)
Interest income	4,672	435	3,043	8,150
Loss on disposal of assets	-	-	(25,020)	(25,020)
Income (loss) before income tax	(1,909,483)	37,642	(120,370)	(1,992,211)
Income tax provision (benefit)	-	-	-	-
Total assets	4,802,388	649,958	4,627,123	10,079,469
Capital expenditures (including non-cash)	(694)	(7,396)	(135,187)	(143,277)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto.

 Forward-Looking Statements

 This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Ecotality’s actual results may differ materially from those indicated by the forward-looking statements.

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

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Form 10-Q.

Business Development and Summary

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

Our gross sales grew from $0 in 2006 to $2,588,658 for the year ended December 31, 2007 and $2,817,899 for the first quarter of 2008. The trailing twelve month performance of the companies acquired in 2007, coupled with the strong and quickly growing demand for clean and renewable energy technologies and products positions us to greatly expand our sales and market share in 2008 as indicated by our first quarter sales revenue amount. As most of our acquisitions occurred between October and December of 2007, our revenue amounts for 2007 reflect only the portion of sales while under our control.

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

Electric Transportation Engineering Corporation (eTec)

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles, and conducts research, development and testing of advanced transportation and energy systems. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages. eTec also holds exclusive patent rights for their flagship products, the eTec SuperCharge™ - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. This technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system is specifically designed for airport ground support equipment, neighborhood electric vehicle operations, and marine and transit systems. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing this clean electric fast charging technology to airports throughout North America.

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

Edison MinitCharger

Edison MinitCharger was a subsidiary of Edison Source, a division of Edison International (the Southern California energy conglomerate). Edison originally acquired Norvic Traction Technology, which became Edison MinitCharger, for its unique fast charge and complex battery maintenance technologies that are primarily used in mobile material handling applications (forklifts, pallet jacks, etc.). Edison MinitCharger has been, and continues to be, one of the leaders in the mobile material handling industry. The core MinitCharger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. Following the initial acquisition of Norvic, Edison engineers completed many advancements of the technology and received numerous patents all of which were transferred to us in our acquisition. MinitCharger has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

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

Gradual government increases to Corporate Average Fuel Economy (CAFE) standards on vehicle mileage minimums, along with high gas prices and consumer ecology preferences, are forcing vehicle OEMs to actively seek alternatives to petroleum-powered internal combustion engines (ICE). There is considerable jockeying for a leadership role between two factions - biofuels vs. electric vehicles (HEVs, PHEVs and pure EVs). We are well positioned to play a substantial role in the electric vehicle sector and the associated establishment of an electric infrastructure for PHEVs and EVs.

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

As of March 31, 2008, we held six United States federal trademark registrations (including eTec SUPERCHARGE®, MINIT-TRAK®, MINIT-WATCH®, INNERGY POWER®, THINLINE®, and POWER PLANT®) and 13 pending applications for federal registration of trademarks (including ECOTALITY™, HYDRALITY™, ELETRICELL™, ELECTRAWIND™, BIOSOLINA™, SOLATRICITY™, MAKING HYDROGEN POWER A REALITY™, and related logos). We also own various common law trademark rights and Canadian trademark registrations.

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

Employees

As of March 31, 2008, we had 63 employees,including 43 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED MARCH 31, 2008, COMPARED WITH QUARTER ENDED MARCH 31, 2007

CONSOLIDATED RESULTS

It is difficult to compare 1st quarter 2008 results to those of 1st quarter 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation.

In the quarter ended March 31, 2008, we had revenues of $2,817,899 compared to the quarter ended March 31, 2007 of $0. This increased revenue was generated from our four new acquisitions made in 2007. The cost of goods sold percentage for the quarter ending March 31, 2008 was 57% leaving us with a gross profit of $1,201,544. The increase in revenues is consistent with our efforts to move from being a development stage company in 2006 to a revenue-generating renewable energy company during the year ended December 31, 2007. We had anticipated a higher gross margin percentage; however, we experienced additional costs in the production of goods and services due to integration efforts related to our acquisitions during 2007.

Operating Expense for the quarter ended March 31, 2008 can be characterized as being impacted by our efforts to complete the transition and integration of the acquisitions by our management and staff. Extensive efforts were required to ensure that all actions were accomplished including the transition of the manufacturing processes related to Minit-Charger.

Total operating expenses during the three months ended March 31, 2008 were $2,614,581 compared to $964,150 for the three months ended March 31, 2007. General and administrative expenses were $2,364,576 or 90% of total operating expenses for the three months ended March 31, 2008 compared with $542,533 or 56% for the three months ended March 31, 2007. While not comparable to the general and operating expenses incurred during the 1st quarter, 2007, changes in these expenses are described below:
Professional fees were $303,595 for the three months ended March 31, 2008 compared with $81,762 for the three months ended March 31, 2007. This increase is related to the increased resources being utilized given the increased size of the company post-acquisitions. New media, marketing, advertising and investor and public relations expenses of $90,583 for the three months ended March 31, 2008 were in line with prior year of $109,529 for the three months ended March 31, 2007. Legal fees were $229,778 for the quarter ended March 31, 2008 compared with $37,713 for the quarter ended March 31, 2007 and accounting fees were $109,381 for the quarter ended March 31, 2008 compared with $74,223 for the quarter ended March 31, 2007.  Both legal and accounting fee increases are a direct result of regulatory and audit work in support of the business post-acquisition and ongoing integration of the new businesses. Executive compensation was $138,000 for the three months ended March 31, 2008 compared with $77,140 for the three months ended March 31, 2007. The higher figure in 2008 is attributable to stock awards to our chief executive officer. Depreciation expense was $141,886 for the quarter ended March 31, 2008 compared to $48,087 for the quarter ended March 31, 2007. The increase is based on the purchase of a hydrogen-powered bus in November 2006 which is being depreciated over 5 years, as well as new depreciation for the assets acquired as part of the acquisitions. All other general and administrative spending totaled $1,485,672 for the three months ended March 31, 2008 compared to $114,079 for the three months ended March 31, 2007. The increase is attributable to our acquisitions which represent $1,159,951 of quarter ended March 31, 2008 expenses, as compared to a total of $0 for a comparable period in 2007. Expenses for research and development totaled $115,686 for the three months ended March 31, 2008 compared to $373,530 for the three months ended March 31, 2007 with expenses for both years related to engineering work performed for us by the Jet Propulsion Laboratory and other firms supporting our Hydrality technology development. As outlined in the commercialization discussion above, as we move forward we will be limiting our expense in support of this research through securing grants and increasing the focus in areas showing potential for short-term commercialization to help defray costs.

The settlement expense of $1,800,000 for quarter ended March 31, 2007 is related to the settlement with Howard Foot and Elliot Winfield in resolution of all known disputes and uncertainties between them and us related to all agreements and contracts entered into concerning the fuel cell intellectual property and technology. We have included this expense as part of our operating costs due to the nature of our business regarding intellectual property. Since a primary objective of ours has been the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

Our operating loss of $1,413,037 for the three months ended March 31, 2008 compared with a loss of $2,764,150 for the three months ended March 31, 2007 reflects the one-time settlement expense in the first quarter of 2007, as well as the increased the general and administrative expenses incurred as part of our acquisition integration efforts in 2008.

For the quarter ended March 31, 2008, we earned interest income in the amount of $8,150 compared with $21,743 for the quarter ended March 31, 2007.

Interest expense was $562,304 for the three months ended March 31, 2008 compared to $3,234 for the three months ended March 31, 2007. The higher amount for 2008 was driven by the interest on the convertible debentures we issued in November and December of 2007. Other expense was $25,020 for the quarter ended March 31, 2008 compared to $3,001,493 for the quarter ended March 31, 2007. The higher 2007 figure is primarily attributable to a reserve we established in the quarter ending March 31, 2007 to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved was based upon the number of shares that were issued.

Our net loss after other income and expenses compared favorably for quarter ended March 31, 2008 at a $1,992,211 loss compared with a $5,747,134 loss for the quarter ended March 31, 2007.

Liquidity and Capital Resources
As of March 31, 2008, we had $616,712 of cash on hand and held certificates of deposit in the amount of $50,727 compared to quarter end 2007 balances of $3,124,771 of cash on hand and $2,036,510 in certificates of deposit.

We generated cash for operating activities in the first quarter of 2008 in the amount of $92,634 compared to a use of cash of ($1,599,678) for 2007. Cash used in investing activities was $143,277 for the three months ended March 31, 2008 compared to $611,019 for 2007. The higher spend in quarter ending March 31,2007 was related to the purchase of a building.

Cash used in financing activities was ($2,180) in the first quarter of 2008 compared to the generation of $287,500 in cash in 2007. Our current financing activities are described below:

The ability to fund our operating cash requirements, planned capital expenditures and debt service requirements for the foreseeable future is based largely from internal cash generation through the planned organic growth of our recent acquisitions as well as through the use of additional financing activities. We are also exploring the addition of a modest bank credit facility to supplement our sources of operating capital.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and debt service requirements for the foreseeable future largely from internal cash generation through the planned organic growth of our recent acquisitions as well as through the potential cash generation associated with our private placement warrants. We are also exploring the addition of a modest bank credit facility to supplement our sources of operating capital.

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

Working Capital
Net working capital is an important measure of our ability to finance our operations.  Our net working capital at March 31, 2008 was negative by $2,598,111 or a ratio of 0.66 to 1.  This ratio is significantly impacted by the reserve we have established to cover the maximum possible liability associated with the issuance of common stock price guarantees due in 2008 per certain of our acquisition agreements. It should be noted that we have the ability to meet this obligation through the issuance of cash or equity at our discretion. When this reserve of $4,245,600 is excluded from the calculation, our working capital is positive $3,307,566 or a ratio of 1.5 to 1.

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

As of March 31, 2008, the Company has seven leases in effect for operating space. Future obligations under these commitments are $161,631 for 2008, $119,400 for 2009, $109,450 for 2010, and $0 for 2011 and thereafter.

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk from January 1, 2008 to March 31, 2008.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  We made the following changes in our disclosure controls during the year ended December 31, 2007 to make them effective for gathering, analyzing and disclosing the information the information we are required to disclose in the reports filed under the Securities and Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.  These changes included adding an additional individual to record transactions in our books of account after they have been reviewed by appropriate company officials, reemphasized proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, and ensuring accounting personnel attend continuing professional education. In addition to the above actions we have added a professional accountant to specifically oversee all reporting for us and our subsidiaries and performed an assessment of internal and disclosure controls at our acquired entities. As a result of these actions, we believe our disclosure controls and internal controls are effective for the quarter ended March 31, 2008.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March  31, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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

In October 2006 we issued an aggregate of 34,499,920 shares of our common stock to a group of 277 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.35 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated there under.  The shares were offered solely to accredited investors, no form of general advertising was used, and all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  The total offering costs related to this issuance was $9,352,713, of which $1,714,501 was paid in cash and $7,638,212 of which was the fair market value of warrants to purchase shares of our common stock issued to the placement agent.  As additional consideration for acting as our Placement Agent, we issued to Brookstreet warrants to acquire 6,899,982 shares of our common stock at $0.35 per share until October 27, 2011.  Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

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

Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended March 31, 2008.

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
	a.	Technology Contribution Agreement and Exhibits thereto (1)
	b.	License Agreement with California Institute of Technology (2)
	c.	Agreement for purchase and sale of assets (9)

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation filed on April 21, 1999 (3)
	b.	Amendment to Articles of Incorporation filed on November 27, 2006
	c.	Amendment to Articles of Incorporation filed on November 27, 2006
	d.	Amendment to Articles of Incorporation filed on November 27, 2006 (4)
	e.	Restated Bylaws (5)
Material Contracts
	a.	Purchase Order with Hydrogenics Corporation (4)
	b.	Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

99	Additional Exhibits
	a.	Escrow Agreement (6)
	b.	Letter from NASA/Jet Propulsion Laboratories (8)
	c.	Press Release (9)

Notes:

1.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

2.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

3.	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

4.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

5.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

6.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

7.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

8.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

9.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on June 15, 2007.

10.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 10, 2007.

11.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 20, 2007.

12.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

13.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 9, 2007.

14.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 7, 2007.

15.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 11, 2007.

16.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 26, 2007.

17.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 31, 2007.

18.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

19.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

20.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

Date of 8-K	Items Disclosed on Form 8-K

January 30	Items 4.01, and 9.01

January 31	Items 2.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	May 15, 2008
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	May 15, 2008
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	May 15, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	May 15, 2008
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	May 15, 2008
E. Slade Mead

/s/ Donald B. Karner	Director	May 15, 2008
Donald B. Karner