Form 10-Q
period 2008-06-30
ECOTALITY, INC.
filed 2008-08-14
CIK 1301206

Form 10-Q ECOTALITY, INC. - ETLY Filed: August 14, 2008 (period: June 30, 2008) Quarterly report which provides a continuing view of a company's financial position

Table of Contents
10-Q PART I
PART II
SIGNATURES EX-31 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002) EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2008
124,732,861

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3

Financial Statements:	3

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Quantitative and Qualitative Disclosures about Market Risk	32

Controls and Procedures	32

PART II - OTHER INFORMATION	33

Legal Proceedings	33

Risk Factors	33

Unregistered Sales of Equity Securities	33

Defaults Upon Senior Securities	34

Submission of Matters to a Vote of Security Holders	34

Exhibits and Reports on Form 8-K	35

SIGNATURES	37

PART 1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	June 30,2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$600,931	$677,318
Certificates of deposit	5,818	1,197,784
Receivables, net of allowance for bad debt of $21,126 and $21,743 as of 06/30/08 and 12/31/07 respectively	1,827,240	2,387,542
Inventory, net of allowance for obsolescence of $73,000 and $293,934 as of 06/30/08 and 12/31/07 respectively	1,567,569	1,791,174
Prepaid expenses and other current assets	308,085	477,186
Total current assets	4,309,643	6,531,004

Fixed assets, net accumulated depreciation of $4,087,788 and $3,884,302 as of 06/30/08 and 12/31/07 respectively	1,901,453	2,027,142

Goodwill	3,095,878	3,095,878

Total assets	$9,306,974	$11,654,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$955,950	$1,317,916
Accrued liabilities	782,961	670,746
Liability for purchase price	2,518,000	4,075,000
Current portion of LT Debt, net of discount of $1,530,101 and 1,174,075 as of 06/30/08 and 12/31/07 respectively	1,782,202	1,147,241
Total current liabilities	6,039,113	7,210,903

Total LT Liabilities, net of discount of $1,313,786 and $2,494,910 as of 06/30/08 and 12/31/07 respectively	1,416,883	1,808,314

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 124,732,861and 124,224,528 shares issued and outstanding as of 06/30/08 and 12/31/07, respectively	124,733	124,225
Additional paid-in capital	32,928,435	30,780,992
Retained deficit	(31,172,230)	(28,270,409)
Accumulated Foreign Currency Translation Adjustments	(29,961)	-
Total stockholders' equity	1,850,977	2,634,808

Total liabilities and stockholders' equity	$9,306,974	$11,654,025

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$2,936,150	$35,464	$5,754,049	$35,464
Cost of goods sold	1,667,945	20,326	3,284,300	20,326

Gross profit	1,268,205	15,138	2,469,749	15,138

Expenses:
Depreciation	124,118	48,202	266,004	96,289
General and administrative expenses	1,539,570	621,478	3,896,579	1,164,011
Research and development	31,947	319,993	147,633	693,523
Settlement Expense	-	-	-	1,800,000
Impairment Expense	-	326,782	-	326,782
Total expenses	1,695,635	1,316,455	4,310,216	4,080,605

Operating loss	(427,430)	(1,301,317)	(1,840,467)	(4,065,467)

Other income:
Interest income	1,011	13,625	9,161	35,368
Total other income	1,011	13,625	9,161	35,368

Other expenses:
Interest expense	503,309	4,852	1,065,613	8,086
(Gain) / Loss on Disposal of Assets	(20,126)	-	4,894	-
Accrued expense - Potential Registration Rights Penalty	-	(1,103,998)	-	1,897,495
Total other expenses	483,183	(1,099,146)	1,070,507	1,905,581

Loss from operations before income taxes	(909,602)	(188,546)	(2,901,813)	(5,935,680)

Provision for income taxes	-	-	-	-

Net (loss)	$(909,602)	$(188,546)	$(2,901,813)	$(5,935,680)

Weighted average number of common shares outstanding - basic and fully diluted	124,732,861	107,062,543	124,601,241	108,523,110

Net (loss) per share-basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities
Net Income (loss)	$(2,901,813)	$(5,935,680)
Adjustments to reconcile:
Stock and options issued for services and compensation	70,126	-
Shares issued for settlement	-	1,200,000
Shares Accrued for registration penalty	-	1,897,495
Depreciation	266,004	96,289
Amortization of stock issued for services	182,826	-
Amortization of discount on notes payable	825,097	-
Loss on disposal of assets	31,618	-
Changes in operating assets and liabilities:
Certificate of deposit	1,191,966	(35,368)
Accounts Receivable	567,066	(5,646)
Inventory	198,580	(69,202)
Prepaid expenses and other	162,337	(574,810)
Accounts Payable	(361,967)	(76,732)
Accrued Liabilities	(78,186)	8,497
Net cash provided (used) by operating activities	153,658	(3,495,158)

Cash flows from investing activities
Purchase of fixed assets	(168,254)	(615,697)
Proceeds from sales of fixed assets	21,339	-
Impairment of assets	-	326,782
Investment in subsidiaries	-	(350,000)
Net cash (used) by investing activities	(146,915)	(638,915)

Cash flows from financing activities
Proceeds from mortgage payable	-	287,500
Payments on notes payable	(53,168)	-
Net cash provided (used) by financing activities	(53,168)	287,500

Effects of exchange rate changes	(29,961)	-

Net increase (decrease) in cash	(76,386)	(3,846,574)
Cash - beginning	677,318	5,047,968
Cash - ending	$600,931	$1,201,394

Supplemental disclosures:
Interest paid	$124,270	$8,086

Non-cash transactions:
Stock and options issued for services	$70,126	$-
Number of options issued	250,000	-

Stock issued for settlement	$-	$1,200,000
Shares of stock issued	-	1,500,000

Stock issued for acquisition	$-	$189,000
Shares of stock issued	-	300,000

Amortization of stock issued for services	$182,826	$-

Amortization of discount on notes payable	$825,097	$-

Note Payable converted for common stock	$100,000	$-
Shares of stock issued	333,333	-

The accompanying notes are an integral part of these financial statements

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

On November 6, 2007 the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec develops and provides fast-charge systems designed for electric vehicle (EVs and PHEVs) mobile material handling, airport ground support and marine and transit applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. See note 3 for further information.

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of mobile material handling equipment using revolutionary proprietary technologies. See note 3 for further information.

The consolidated financial statements as of June 30, 2008 include the accounts of ECOtality, Innergy Power Corporation, eTec, and Minit-Charger. All significant inter-company balances and transactions have been eliminated. ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

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

Interest income is credited to cash balances as earned. For the three months ended June 30, 2008 and 2007 interest income was $1,011 and $13,625, respectively. For the six months ended June 30, 2008 and 2007 interest income was $9,161 and $35,368 respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At June 30, 2008 and 2007, the Company had approximately $325,881 and $1,101,394 in excess of FDIC insured limits, respectively.

Accounts receivable at June 30, 2008 was $1,827,240, and at December 31, 2007 was $2,387,542. At June 30, 2008 we had only one customer that represented in excess of 10% of our receivable balance. This customer had a balance of $228,503. The Company has not experienced significant losses in the past from this or any other significant customers and continues to monitor its exposures to minimize potential credit losses.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the quarter ended June 30, 2008 and 2007, the Company had impairment expense of $0 and $326,782, respectively. For the six months ended June 30, 2008 and 2007, the Company had impairment expense of $0 and $326,782 respectively.

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Warranty Liability
The Company warrants a limited number of Minit-Charger products against defects for periods up to 33 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At the time of our acquisition of Minit-Charger at December 31, 2007 the warranty reserve was $231,303. At June 30, 2008 the reserve was $192,177.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable. The allowance for doubtful accounts was $21,126 and $21,743 as of June 30, 2008 and December 31, 2007, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis. The allowance for obsolescence as of June 30, 2008 and December 31, 2007 was $73,000 and $293,934.

Advertising costs
The Company expenses all costs of advertising as incurred. Included in general and administrative expenses for the quarter ended June 30, 2008 and 2007 were advertising costs of $2,100 and $0 respectively. Included in general and administrative expenses for the six months ended June 30, 2008 and 2007 were advertising costs of 17,554 and $0 respectively.

Research and development costs
Research and development costs are charged to expense when incurred. For the quarter ended June 30, 2008 and 2007, research and development costs were $31,947 and $319,993, respectively. For the six months ended June 30, 2008 and 2007 research and development costs were $147,633 and $693,523 respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008 and December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter and the six months ended June 30, 2008 and 2007, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
In 2008, a Company subsidiary, Portable Energy De Mexico operated outside the United States and their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

In 2008, a Company subsidiary, eTec, conducted a portion of their business in Canadian Dollars. Because their functional currency is US dollars, the impact of the translation was taken directly to the income statement and included in General and Administrative expense.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of June 30, 2008 no income tax expense has been incurred.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended and 6 months ended June 30, 2008; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: Ecotality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. There were no inter-segment sales during the quarter or six months ended June 30, 2008.

Recent Accounting pronouncements

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarter or the six months ended June 30, 2008.

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

Note 3 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the quarter and six months ended June 30, 2008 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

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

The fair market value of the transaction was $3,000,000. The Company issued 3,000,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $1 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares are not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 4,000,000 new shares, or (c) pay cash to the seller so that the aggregate value of the 3,000,000 shares plus the cash given would equal $3,000,000.

The fair value of the 3,000,000 shares of common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $555,000. A liability for the balance of $2,445,000 was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been reduced to reflect the value of the closing price of the Company’s common stock of June 30, 2008, assuming option (b) above, that a maximum of 4,000,000 shares will be issued. The amount of the current liability for purchase price has been updated to $560,000 on the consolidated balance sheet at June 30, 2008.

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec develops and provides fast-charge systems designed for electric vehicle (EVs and PHEVs), mobile material handling, airport ground support, and marine and transit applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 include the financial results of eTec subsequent to the date of the acquisition.

The fair market value of the transaction was $5,037,193. The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 6,500,000 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also includes $217,193 in direct acquisition costs.

The $500,000 is payable in monthly installments of $50,000 beginning December of 2007. The note payable balance as of June 30, 2008 was $250,000.

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
$5,037,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment. Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2007. Impairment expense relating to this acquisition was $0 for the quarter ended June 30, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of mobile material handling equipment using revolutionary proprietary technologies. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 14.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been increased to reflect the value of the closing price of the Company’s common stock of June 30, 2008 and the amount of the current liability for purchase price has been updated to $1,720,000 on the consolidated balance sheet at June 30, 2008.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the quarter and six months ended June 30, 2008 and 2007 combine the historical results of ECOtality, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007 . Pro forma adjustments have been made related to impairment of goodwill. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the quarters and six months ended June 30, 2008 and 2007 as if the acquisitions had occurred on January 1, 2007:

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months ended June 30, 2008
	2008		2007
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$2,936,150	$2,936,150	$35,464	$3,118,107
Net Income (loss)	$(909,602)	$(909,602)	$(188,546)	$(351,919)
Net (loss) per share-basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

	Six Months Ended June 30, 2008
	2008		2007
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$5,754,049	$5,754,049	$35,464	$6,386,180
Net Income (loss)	$(2,901,813)	$(2,901,813)	$(5,935,680)	$(6,616,906)
Net (loss) per share-basic and fully diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Note 4 - Fixed assets

Fixed assets as of June 30, 2008 and December 31, 2007 consisted of the following:

	At June 30,	At December 31,
	2008	2007
Equipment	$3,196,342	$3,350,128
Buildings	575,615	617,765
Vehicles	1,677,785	1,589,315
Furniture and fixtures	47,409	47,957
Leasehold improvements	470,380	306,280
Computer Software	21,710	-
	5,989,241	5,911,445
Less: accumulated depreciation	(4,087,788)	(3,884,302)
	$1,901,453	$2,027,142

Depreciation expense totaled $124,118 and $48,202, for the quarters ended June 30, 2008 and 2007 respectively. Depreciation expense for the six months ended June 30, 2008 was $266,004, and for the 6 months ended June 30, 2007 was $96,289.

Note 5 - Notes payable

For the six months ended June 30, 2007:

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

Interest expense totaled $4,852 for the quarter ended June 30, 2007.

As of June 30, 2007, there were no other outstanding notes payable.

For the six months ended June 30, 2008:
During 2007, the Company acquired a note payable in the acquisition of eTec. The note relates to a vehicle that was also acquired in the acquisition. As of June 30, 2008, $22,137 was owed on the note; $3,480 of which is due in the next 12 months with the remainder, $18,657 recorded as a long-term note payable on the consolidated financial statements.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 3 for details. As of June 30, 2008, $250,000 was owed and recorded as an accrued liability on the consolidated financial statements.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures are convertible into common stock at $0.30 per share. Debenture principal payments are due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). We are currently in discussions with our debenture holders to defer payment of principal and interest through December 31, 2008 in exchange for additional consideration related to the debentures. The purpose of these discussions is to provide us the time needed to begin funding our requirements internally through planned organic growth and other equity financing options. In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants are exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equals $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of June 30, 2008, a total of $825,098 had been amortized and recorded as interest expense and $2,843,887 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the debentures is recorded, net of a $1,530,101 discount, is $1,778,722 at June 30, 2008. The long-term portion of the debentures is recorded, net of a $1,313,786 discount, is $1,110,726 at June 30, 2008.

Accrued interest relating to the debentures included in accrued liabilities was $115,322 at June 30, 2008 and $60,129 at December 31, 2007.

Interest expense totaled $503,309 and $4,852 for the quarter ended June 30, 2008 and 2007 respectively, and $1,065,613 and $8,086 for the six months ended June 30, 2008 and 2007 respectively.

Note 6 - Stockholders’ equity

There were 124,224,528 shares of common stock issued and outstanding at December 31, 2007.

During the year ended December 31, 2007, the Company issued 11,800,000 shares in four different acquisitions. See Note 3 for further information.

During the year ended December 31, 2007, the Company issued a total of 750,000 shares of common stock to employees as an incentive. The stock was valued at the current market price at the date of issue for a total of $316,000. Of this amount $91,000 was expensed and $225,000 was recorded as unamortized cost of stock issued for services to be amortized over the periods of the related agreements. During the six months ended June 30, 2008, $112,500 has been amortized and $0 remains in unamortized cost of stock issued for services.

In January 2008, 175,000 shares of $0.001 common stock were issued to employees of eTec. The cost of issuance for these shares was recorded at $0.155, the close price of the stock on the date of grant and was charged to compensation expense.

In February 2008, BridgePointe Capital, one of the holders of the convertible debentures described in Note 5, converted $100,000 of debentures into 333,332 shares of $0.001 common stock at a conversion price of $0.30. This conversion was made in two equal installments, the first on February 1 st, 2008 and the second on February 29 th, 2008. As a result of these conversions, a reduction to the outstanding debenture balance in the amount of $100,000 and a corresponding reduction to the remaining discount on the debenture of $55,797 were recorded.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, a strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the quarter and the six months ended June 30, 2008 $35,163 and $70,325 respectively have been amortized into expense and at June 30, 2008 $187,533 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 291,669 of these options were earned as of June 30, 2008. The options amortized in the six months ended June 30, 2008 were valued on a monthly basis using the Black-Scholes pricing model and totaled $43,001. This amount was expensed during the six months ended June 30, 2008.  The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400. This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements. During the quarter and the six months ended June 30, 2008, $49,725 and $99,450 respectively have been amortized and into expense and $16,575 remains in prepaid expenses.

There were 124,732,861 shares of common stock issued and outstanding at June 30, 2008.

There is no preferred stock issued or outstanding as of June 30, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 - Options and Warrants

As of December, 2007, there were 8,799,982 options and warrants outstanding.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, and strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the quarter ended March 31, 2008, $35,163 has been amortized into expense and $222,696 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 291,669 of these options were earned as of June 30, 2008. The options amortized in the six months ended June 30, 2008 were valued on a monthly basis using the Black-Scholes pricing model and totaled $43,001. This amount was expensed during the 6 months ended June 30, 2008. The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

As of June 30, 2008, there were 19,075,462 options and warrants outstanding.

The following is a summary of the status of the Company’s stock warrants:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31,2007	19,075,462	$0.42
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2008	19,075,462	$0.42

STOCK WARRANTS OUTSTANDING

Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$0.35	5,421,537	3.33	$0.35
$1.24 - $1.42	1,900,000	3.05	$1.36
$0.32	6,862,748	4.33	$0.32
$0.32	2,941,177	4.42	$0.32
$0.30	1,000,000	9.33	$0.30
$0.18	950,000	9.50	$0.18
	19,075,462	4.45	$0.42

STOCK WARRANTS EXERCISABLE

Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.32	6,862,748	$0.32
$0.32	2,941,177	$0.32
$0.30	1,000,000	$0.30
$0.18	950,000	$0.18
	19,075,462	$0.42

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 - Commitments and contingencies

As of June 30, 2008, the Company has five leases in effect for operating space. Future obligations under these commitments are $126,116 for 2008, $202,045 for 2009, $150,324 for 2010, and $217,468 for 2011 and thereafter.

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

Note 9 - Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended March 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of battery fast-charge systems and to the testing and development of electric vehicles, plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. Consulting services related to the research, development and testing of advanced transportation and energy systems with a primary focus on alternative-fuel, hybrid and electric vehicles and infrastructures. The eTec segment also includes the Minit-Charger business which is engaged in the sale of proprietary battery fast-charge systems and technologies for electric vehicle (EVs and PHEVs), mobile material handling, airport ground support, and marine and transit applications. eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. There were no inter-segment sales during the quarter or six months ended June 30, 2008.

The Company did not have separate segments for the quarter or six months ended June 30, 2007.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the quarter and six months ended June 30, 2008 is as follows:
SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,992,106	$711,870	$232,174	$2,936,150
Depreciation and amortization (note 1)	$95,301	$(6,185)	$890	$90,006
Operating income (loss)	$181,200	$84,906	$66,504	$332,610
Interest Income	$920	$-	$-
Gain / (Loss) on disposal of assets	$27,074	$-	$-	$27,074
Segment Income before Corporate Overhead Allocation	$209,194	$84,906	$66,504	$360,604
Corporate Overhead Allocation (note 2)	$838,660	$299,691	$97,743	$1,236,095
Segment Income / (Loss)	$(629,466)	$(214,785)	$(31,239)	$(875,491)

Not Included in segment income:
Depreciation on Corporate Assets				$34,112
Reported Net income after tax				$(909,602)
Capital Expenditures	$29,540	$(7,398)	$-	$22,142

Total segment assets - excluding inter company receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill related to eTec Acquisition				$3,095,878
Other Corporate Assets				$1,185,083
Total Reported Assets				$9,306,884

SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,955,007	$1,386,845	$412,196	$5,754,048
Depreciation and amortization	$191,409	$4,099	$1,483	$196,991
Operating income (loss)	$83,013	$122,113	$(11,086)	$194,040
Interest Income	$3,757	$435	$-
Gain / (Loss) on disposal of assets	$2,054	$-	$-	$2,054
Segment Income before Corporate Overhead Allocation	$88,824	$122,548	$(11,086)	$200,286
Corporate Overhead Allocation (Note 2)	$2,084,772	$731,037	$217,278	$3,033,087
Segment Income / (Loss)	$(1,995,948)	$(608,489)	$(228,364)	$(2,832,801)

Not Included in segment income:
Depreciation on Corporate Assets				$69,013
Reported Net income after tax				$(2,901,813)
Capital Expenditures	$164,727	$-	$-	$164,727

Total segment assets - excluding inter company receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill related to eTec Acquisition				$3,095,878
Other Corporate Assets				$1,185,083
Total Reported Assets				$9,306,884

Note 1 - Negative amounts are result of reconciliation adjustments
Note 2 - Corporate Overhead is allocated based on Net Revenues

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

Business Development and Summary

ECOtality, Inc. is a Nevada corporation that was incorporated in 1999. We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate the market applicability of advanced electric technologies to replace carbon-based fuels. In 2007, through a number of platform acquisitions we transitioned from a development-stage company into a revenue-producing company focused on providing clean electric and renewable energy products and solutions.

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

The current operations of the Company consist of:

Electric Transportation Engineering Corporation (eTec)

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles, and conducts research, development and testing of advanced transportation and energy systems. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages. eTec also holds exclusive patent rights for their flagship products, the eTec SuperCharge™ - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. This technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system (recently consolidated into the eTec Minit-Charger brand) is specifically designed for airport ground support equipment, neighborhood electric vehicle operations, and marine and transit systems. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

eTec has a comparatively long history in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or primary and consulting engineer for projects with the United States Department of Energy (DoE), several national research laboratories, national energy storage consortiums, and large electric utilities where they provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Their work has been in the areas of advanced battery technologies, fast charging technologies, hydrogen creation, storage and dispensing systems, electric vehicle systems, recharging stations, and coal gasification programs.

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

Edison MinitCharger

Edison Minit-Charger was a subsidiary of Edison Source, a division of Edison International (the Southern California energy conglomerate). Edison originally acquired Norvic Traction Technology, which became Edison Minit-Charger, for its unique fast charge and complex battery maintenance technologies that are primarily used in mobile material handling applications (forklifts, pallet jacks, etc.). Edison Minit-Charger has been, and continues to be a leader in providing battery fast-charging systems for the mobile material handling industry. The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. Following the initial acquisition of Norvic, Edison engineers completed many advancements of the technology and received numerous patents all of which were transferred to us in our acquisition. Minit-Charger has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

Our acquisition of Edison Minit-Charger greatly increased the size of our company and reunited the technologies and advancements that sprung from the original Norvic Traction technology: Edison’s Minit-Charger and eTec’s SuperCharge products. It allows the unification of the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger) and puts us in a leadership position in the rapidly growing clean technology sector of electric vehicle infrastructure technologies.

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

Innergy and our wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V., were acquired as platform acquisitions that provide us the ability to further expand our production and manufacturing of solar products and energy storage devices. We viewed this acquisition as the starting point of a major move to provide solar products and solutions for current and developing commercial markets. While we expect solar to become a major future energy source, Innergy’s battery systems that support the growing electric vehicle market is quickly expanding and we expect the combination of solar solutions and new batter sales to contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

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

The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc. continues to have strong promise for a variety of commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

We expect to derive revenue from technology license fees, technology transfer fees, fuel licensing fees and fees for the design, installation and technical support of Hydrality systems and by third parties.

Products

We currently offer the following products:

•	Hydrality technology

•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure, etc…)

•	eTec SuperCharge fast charge systems (consolidated under the eTec Minit-Charger brand)

•	Minit-Charger fast charge systems

•	Industrial battery systems

•	Solar panel production

•	Specialty solar solutions

•	Specialty thin-sealed lead battery products

•	Proprietary solar products for consumer, emergency response programs and remote power systems.

•	Third-party hydrogen and education related products

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

Manufacturing

We have manufacturing facilities in Mexico operated under a maquilladora program for the production of solar and battery products. The facility is highly labor-intensive. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada, Germany, and China.

We expect to expand our Mexican operations significantly in 2008, as well as the high-value manufacturing capability in Arizona. We are currently planning for new leased facilities in Mexico to handle our anticipated growth. Part of our strategic growth plan would include more mechanized production systems, inclusive of International Organization for Standardization (ISO) quality and environmental certifications. We believe that our existing plant in Arizona has sufficient room for anticipated growth.

Research and Development

We devoted a large percentage of our 2007 research and development expenditures to the Hydrality project. This expenditure was with third-party technology and engineering partners such as NASA’s Jet Propulsion Laboratories (JPL) and others. We have determined that we will rationalize and capacitate our technology research and development expenditures at levels in-line with traditional operating technology companies based upon a reasonable percentage of revenues. Given the proven and commercially viable clean technology companies we acquired in 2007, we have determined we are well positioned with our strategy to grow through a combination of organic growth of existing operations and potential acquisitions of other mid-stage companies that are congruous with our clean electro-centric strategy.

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

Sales and Marketing

We are actively marketing all of our companies and products under the ECOtality brand as well as under their historic brand names. We are striving to build a strong corporate identity as a purveyor of “clean electric and renewable energy” products and solutions. This corporate branding of group products is an important part of our strategy to provide individual and integrated electro-centric products and solutions. All marketing programs are or will be dually targeted towards “green products and green returns.” Product marketing is handled on a divisional and subsidiary level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of corporate headquarters in Scottsdale, Arizona.

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

Fast-Charge Competition

The eTec SuperCharge and Minit-Charger systems (recently consolidated under the eTec Minit-Charger brand) designed for material handling applications, airport ground support equipment and electric vehicles. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

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

The primary direct competitors to Fuel Cell Store are fuel cell manufacturers, and other fuel cell e-commerce sites. Fuel cell manufacturers that sell products directly to consumers include Heliocentris Fuel Cells AG, Horizon Fuel Cell Technologies, Ltd., BCS Fuel Cells, Inc., Electrochem, Inc., and Fuel Cell Scientific, LLC. New e-commerce sites that are coming online in the U.S. and abroad and are duplicating the Fuel Cell Store format and sourcing from similar vendors are providing growing competition. These companies include GasHub Technology, JHT Power, H-Tech, Inc., Element-1 Power Systems, and miniHYDROGEN. Other renewable technologies, including solar and wind, as well as advanced batteries and conventional fossil fuel technologies are also competing technologies for fuel cells.

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

Employees

As of June 30, 2008, we had 64 employees, including 43 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED JUNE 30, 2008, COMPARED WITH QUARTER ENDED JUNE 30, 2007

CONSOLIDATED RESULTS

Our results in the first half of the year are reflective of our work to integrate our acquisitions and to form a solid organizational base for future growth. The first quarter ended March 31, 2008 was one of transition with the second quarter ended June 30, 2008 being spent fine tuning our operations, reducing costs and aligning our newly formed organization around our goals for continued growth and enhanced profitability.

It is difficult to compare 2nd quarter 2008 results to those of 2nd quarter 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation.

As planned, the results for quarter ended June 30, 2008 strongly reflect our focus on tight overhead cost controls and improvement of operational efficiencies following the successful integration of our 2007 acquisitions in the previous quarter.

In the quarter ended June 30, 2008, we had revenues of $2,936,150 compared to the quarter ended June 30, 2007 of $35,464. The 2007 revenue is attributable to approximately 2.5 weeks of revenue related to our June 11th acquisition of Fuel Cell Store. The 2008 figure was generated from Fuel Cell Store, as well as the three subsequent acquisitions (eTec, Minit-Charger and Innergy) made in the fourth quarter of 2007. The cost of goods sold percentage for the quarter ending June 30, 2008 was 57% leaving us with a gross profit of $1,268,205.  The increase in revenues in 2008 as compared to 2007 is consistent with our efforts in 2007 to move from being a development stage company in 2006 to a revenue-generating renewable energy company.

Total operating expenses during the quarter ended June 30, 2008 were $1,695,635 compared to $1,316,455 for quarter ended June 30, 2007. General and administrative expenses were $1,539,570 or 90% of total operating expenses for quarter ended June 30, 2008 compared with $621,478 or 47% for the quarter ended June 30, 2007. While not comparable to the general and operating expenses incurred during the 2nd quarter, 2007, changes in these expenses are described below:

Professional fees were $64,234 for the quarter ended June 30, 2008 compared with $128,360 for the quarter ended June 30, 2007. This change demonstrates the positive effect of overhead cost controls in quarter ended June 30, 2008. New media, marketing, advertising and investor and public relations expenses of $32,582 for the quarter ended June 30, 2008 also shows significant reduction from prior year of $138,856 for the quarter ended June 30, 2007. Legal fees were $102,711 for the quarter ended June 30, 2008 compared with $84,302 for the quarter ended June 30, 2007 and accounting fees were $12,175 for the quarter ended June 30, 2008 compared with $10,331 for the quarter ended June 30, 2007. Executive compensation was $131,000 for the quarter ended June 30, 2008 compared with $109,100 for the quarter ended June 30, 2007. The higher figure in 2008 is attributable to stock awards to our chief executive officer. Depreciation expense was $124,118 for the quarter ended June 30, 2008 compared to $48,202 for the quarter ended June 30, 2007. The increase is related to new depreciation for the assets acquired as part of the acquisitions. All other general and administrative spending totaled $1,196,868 for the quarter ended June 30, 2008 compared to $150,530 for the quarter ended June 30, 2007. The increase is attributable to our acquisitions which represent $843,623 of quarter ended June 30, 2008 expenses, as compared to a total of $28,833 for the comparable period in 2007.

Expenses for research and development totaled $31,947 for the quarter ended June 30, 2008 compared to $319,993 for the quarter ended June 30, 2007. This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

The impairment expense of $326,782 for quarter ended June 30, 2007 is attributable to the acquisition of Fuel Cell Store.

Our operating loss of $427,430 for the quarter ended June 30, 2008 compared with the loss of $1,301,317 for the quarter ended June 30, 2007 reflects our transition to a revenue generating company per the revenue and operational analysis above.

For the quarter ended June 30, 2008, we earned interest income in the amount of $1,011 compared with $13,625 for the quarter ended June 30, 2007.

Interest expense was $503,309 for the quarter ended June 30, 2008 compared to $4,852 for the quarter ended June 30, 2007. The higher amount for 2008 was driven by the interest on the convertible debentures we issued in November and December of 2007. Other income was $20,126 for the quarter ended June 30, 2008 compared to $1,103,988 for the quarter ended June 30, 2007. The higher 2007 figure is attributable to the reversal of reserve we established in the quarter ending June 30, 2007 to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount reserved was based upon the number of shares that were issued. This reserve was subsequently settled with equity.

Our net loss after other income and expenses for quarter ended June 30, 2008 was $909,602 as compared with a loss of $188,546 for the quarter ended June 30, 2007. Excluding the impact of the $1,103,998 registration rights accrual reversal noted above, the 2008 quarter ended June 30, 2008 results represent a 30% or $382,942 improvement over the same period ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

It is difficult to compare 6 months ended June 2008 results to for the same period in 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation.

In the six months ended June 30, 2008, we had revenues of $5,754,049 compared to the six months ended June 30, 2007 of $35,464. The 2007 revenue is attributable to approximately 2.5 weeks of revenue related to our June 11th acquisition of Fuel Cell Store. The 2008 figure was generated from Fuel Cell Store, as well as the three subsequent acquisitions (eTec, Minit-Charger and Innergy) made in the fourth quarter of 2007. The cost of goods sold percentage for the six months ending June 30, 2008 was 57% leaving us with a gross profit of $2,469,749. The increase in revenues in 2008 as compared to 2007 is consistent with our efforts in 2007 to move from being a development stage company in 2006 to a revenue-generating renewable energy company.

Total operating expenses during the six months ended June 30, 2008 were $4,310,216 compared to $4,080,605 for six months ended June 30, 2007. General and administrative expenses were $3,896,579 or 90% of total operating expenses for six months ended June 30, 2008 compared with $1,164,011 or 29% for the six months ended June 30, 2007. While not comparable to the general and operating expenses incurred during the 2nd quarter, 2007, changes in these expenses are described below:

Professional fees were $367,234 for the six months ended June 30, 2008 compared with $210,122 for the six months ended June 30, 2007. This change reflects the increased resources required for our transition and our overall increase in size. New media, marketing, advertising and investor and public relations expenses of $123,165 for the six months ended June 30, 2008 also shows significant reduction from prior year of $248,385 for the six months ended June 30, 2007. This reduction may be attributed to our acquisition activities in 2007 that required significant public relation and investor activities. Legal fees were $332,489 for the six months ended June 30, 2008 compared with $122,015 for the six months ended June 30, 2007 and accounting fees were $121,556 for the six months ended June 30, 2008 compared with $84,554 for the six months ended June 30, 2007. The difference in legal fees may be attributed to transition phase post-acquisition filing and organizational requirements. The accounting fees in 2007 included additional activities related to our acquisitions. Executive compensation was $269,000 for the six months ended June 30, 2008 compared with $186,240 for the six months ended June 30, 2007. The higher figure in 2008 is attributable to stock awards to our chief executive officer. Depreciation expense was $266,004 for the six months ended June 30, 2008 compared to $96,289 for the six months ended June 30, 2007. The increase is related to new depreciation for the assets acquired as part of the acquisitions. All other general and administrative spending totaled $2,683,135 for the six months ended June 30, 2008 compared to $312,695 for the six months ended June 30, 2007. The increase is attributable to our acquisitions which represent $2,003,574 of six months ended June 30, 2008 expenses, as compared to a total of $28,833 for the comparable period in 2007.

Expenses for research and development totaled $147,633 for the six months ended June 30, 2008 compared to $693,523 for the six months ended June 30, 2007. This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

The settlement expense of $1,800,000 for the six months ended June 30, 2007 is related to the settlement with Howard Foote and Elliott Winfield in resolution of all known disputes and uncertainties between them and us related to all agreements and contract entered into concerning the fuel cell intellectual property and technology. We have included this expense as part of our operating costs due to the nature of our business regarding intellectual property.

The impairment expense of $326,782 for six months ended June 30, 2007 is attributable to the acquisition of Fuel Cell Store.

Our operating loss of $1,840,467 for the six months ended June 30, 2008 compared with the loss of $4,065,467 for the six months ended June 30, 2007 reflects the impact of the settlement and impairment expenses in 2007, as well as our transition to a revenue generating company per the revenue and operational analysis above.

For the six months ended June 30, 2008, we earned interest income in the amount of $9,161 compared with $35,368 for the six months ended June 30, 2007.

Interest expense was $1,065,613 for the six months ended June 30, 2008 compared to $8,086 for the six months ended June 30, 2007. The higher amount for 2008 was driven by the interest on the convertible debentures we issued in November and December of 2007. Other income was ($4,894) for the six months ended June 30, 2008 compared to ($1,897,495) for the six months ended June 30, 2007. The 2007 figure is attributable to the reserve we established in the six months ending June 30, 2007 to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount reserved was based upon the number of shares that were issued.

Liquidity and Capital Resources

As of June 30, 2008, we had $600,931of cash on hand and held certificates of deposit in the amount of $5,818 compared to June 30, 2007 balances of $677,318 of cash on hand and $1,197,784 in certificates of deposit.

We generated cash for operating activities in the six months ended June 30, 2008 in the amount of $153,658 compared to a use of cash of (3,495,158) for the same period in 2007. Cash used in investing activities was $146,915 for the six months ended June 30, 2008 compared to $638,915 for 2007. The higher spend in the six months ending June 30, 2007 was related to the purchase of a building and investment in our subsidiaries.

Cash used in financing activities was $53,168 in the six months ended June 30, 2008 compared to the generation of $287,500 in cash in 2007. Our current financing activities are described below:

Focused cost controls and operational efficiencies implemented in the first six months of 2008 have enhanced our ability to generate funds internally to support our current operating cash requirements. We are currently in discussions with our debenture holders to defer payment of principal and interest through December 31, 2008 in exchange for additional consideration related to the debentures. The purpose of these discussions is to provide us the time needed to begin funding our requirements internally through planned organic growth and other equity financing options. We are also considering the addition of a modest bank credit facility to supplement our sources of operating capital.

Management’s Plan of Operation

Our plan of operation calls for sustained organic growth. We believe that the acquisitions we completed during 2007 will provide us with a base to support this objective and that this growth is reflected in our budget and business plans for 2008.

We plan to continue to leverage current invested capital through focused cash management, lean corporate staffing, tight inventory controls and cost-effective operating procedures throughout our organization. This leveraged growth strategy supports our business model in developing commercial applications for the growing clean electric transportation business sector.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at June 30, 2008 was negative by $1,729,470 or a ratio of 0.71 to 1. This ratio is significantly impacted by the reserve we have established to cover the maximum possible liability associated with the issuance of common stock price guarantees due in 2008 per certain of our acquisition agreements. It should be noted that we have the ability to meet this obligation through the issuance of cash or equity at our discretion. When this reserve of $2,518,000 is excluded from the calculation, our working capital is positive $788,529 or a ratio of 1.23 to 1.

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

As of June 30, 2008, the Company has five leases in effect for operating space. Future obligations under these commitments are $126,116 for 2008, $202,045 for 2009, $150,324 for 2010, and $217,468 for 2011 and thereafter.

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk from January 1, 2008 to June 30, 2008.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  We instituted changes in our disclosure controls during the year ended December 31, 2007 to make them effective for gathering, analyzing and disclosing the information we are required to disclose in the reports filed under the Securities and Exchange Act of 1934, within the time periods specified in the Commission’s rules and forms.  We performed an assessment of our disclosure controls and procedures to determine their effectiveness (as defined in Rule 13a-15e) under the Securities Exchange Act of 1934 as amended, during the fourth quarter 2007. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There were no changes in our internal controls and disclosure controls over financial reporting that occurred during the three months ended June 30, 2008. We believe our disclosure controls and procedures are effective for the three months ended June 30, 2008.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in control during the three month period ended June 30, 2008.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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

Defaults upon Senior Securities

There were no defaults upon senior securities in the six months ended June 30, 2008

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Plan of Purchase, Sale, Reorganization, arrangement, liquidation or succession
	a.	Technology Contribution Agreement and Exhibits thereto (1)
	b.	License Agreement with California Institute of Technology (2)
	c.	Agreement for purchase and sale of assets (9)

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation filed on April 21, 1999 (3)
	b.	Amendment to Articles of Incorporation filed on November 27, 2006
	c.	Amendment to Articles of Incorporation filed on November 27, 2006
	d.	Amendment to Articles of Incorporation filed on November 27, 2006 (4)
	e.	Restated Bylaws (5)
Material Contracts
	a.	Purchase Order with Hydrogenics Corporation (4)
	b.	Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U S C Section 1350)

99	Additional Exhibits
	a.	Escrow Agreement (6)
	b.	Letter from NASA/Jet Propulsion Laboratories (8)
	c.	Press Release (9)

Notes:

1.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

2.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

3.	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

4.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

5.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

6.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

7.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

8.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

9.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on June 15, 2007.

10.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 10, 2007.

11.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 20, 2007.

12.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

13.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 9, 2007.

14.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 7, 2007.

15.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 11, 2007.

16.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 26, 2007.

17.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 31, 2007.

18.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

19.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

20.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

21.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

Date of 8-K	Items Disclosed on Form 8-K

January 30	Items 4.01, and 9.01

January 31	Items 2.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	August 14, 2008
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	August 14, 2008
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	August 14, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	August 14, 2008
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	August 14, 2008
E. Slade Mead

/s/ Donald B. Karner	Director	August 14, 2008
Donald B. Karner