Form 10KSB/A
period 2007-12-31
ECOTALITY, INC.
filed 2008-10-01
CIK 1301206

Form 10KSB/A

ECOTALITY, INC. - ETLY

Filed: October 1, 2008 (period: December 31, 2007)

Amendment to a previously filed 10KSB

Table of Contents

10KSB/A - 10KSB/A

PART I

ITEM 8A CONTROLS AND PROCEDURES
ITEM 13 EXHIBITS
SIGNATURES

EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32 (EX-32)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on March 28, 2008 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures.

As a result of this Amendment No. 1, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 1 on Form 10-KSB/A.

Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original filing which are incorporated by reference herein.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  During fiscal year 2007, we made the following changes in our disclosure controls and procedures to increase their effectiveness; adding an individual to record transactions in our books of account after they have been reviewed by appropriate company officials, reemphasizing proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, ensuring accounting personnel attend continuing professional education, and adding a professional accountant to specifically oversee all reporting for us and our subsidiaries. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2007 due to the omission in our original filing of required disclosure, specifically our Report on Internal Control over Financial Reporting.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

2

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

31	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	October 1, 2008
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	October 1, 2008
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	October 1, 2008
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	October 1, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	October 1, 2008
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	October 1, 2008
E. Slade Mead Don

/s/ Donald B. Karner	Director	October 1, 2008
Donald B. Karner Don

4