Form 10-Q
period 2008-09-30
ECOTALITY, INC.
filed 2008-11-18
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2008
129,297,861

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Financial Statements:

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Quantitative and Qualitative Disclosures about Market Risk	33

Controls and Procedures	33

PART II - OTHER INFORMATION	34

Legal Proceedings	34

Risk Factors	34

Unregistered Sales of Equity Securities	34

Defaults Upon Senior Securities	35

Submission of Matters to a Vote of Security Holders	35

Exhibits and Reports on Form 8-K	36

SIGNATURES	38

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets

Current assets:
Cash	$580,239	$677,318
Certificates of deposit	-	1,197,784
Receivables, net of allowance for bad debt of $35,028 and $21,743 as of 09/30/08 and 12/31/07 respectively	2,558,919	2,387,542
Inventory, net of allowance for obsolescence of $73,000 and $293,934 as of 09/30/08 and 12/31/07 respectively	1,555,421	1,791,174
Prepaid Financing Charges	2,378,672	-
Prepaid expenses and other current assets	193,024	477,186
Total current assets	7,266,275	6,531,004

Fixed assets, net accumulated depreciation of $4,137,363 and $3,884,302 as of 09/30/08 and 12/31/07 respectively	1,766,002	2,027,142

Goodwill	3,495,878	3,095,878

Total assets	$12,528,155	$11,654,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,489,320	$1,317,916
Accrued liabilities	653,411	610,615
Accrued Interest	1,654,564	60,131
Liability for purchase price	2,775,253	4,075,000
Note Payable	300,000	-
Current portion of LT Debt, net of discount of $1,530,101 and 1,174,075 as of 09/30/08 and 12/31/07 respectively	2,264,981	1,147,241
Total current liabilities	9,137,530	7,210,903

Total LT Liabilities, net of discount of $931,261 and $2,494,910 as of 09/30/08 and 12/31/07 respectively	2,854,351	1,808,314

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 125,122,861 and 124,224,528 shares issued and outstanding as of 09/30/08 and 12/31/07, respectively	125,123	124,225
Additional paid-in capital	33,180,683	30,780,992
Retained deficit	(32,736,657)	(28,270,409)
Accumulated Foreign Currency Translation Adjustments	(32,877)	-
Total stockholders' equity	536,273	2,634,808

Total liabilities and stockholders' equity	$12,528,155	$11,654,025

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$2,900,819	$235,237	$8,654,868	$270,701
Cost of goods sold	1,871,940	173,357	5,156,240	193,683

Gross profit	1,028,879	61,880	3,498,628	77,018

Expenses:
Depreciation	203,665	48,693	469,669	144,982
General and administrative expenses	1,534,492	1,196,555	5,431,071	2,360,566
Research and development	138,143	466,668	285,777	1,160,191
Settlement Expense	-	-	-	1,800,000
Impairment Expense	-	102,620	-	429,402
Total expenses	1,876,300	1,814,536	6,186,517	5,895,141

Operating loss	(847,421)	(1,752,656)	(2,687,889)	(5,818,123)

Other income:
Interest income	616	16,456	9,778	51,824
Other Income - Working Capital True Up	375,877	-	375,877	-
Total other income	376,493	16,456	385,655	51,824

Other expenses:
Interest expense	1,109,666	4,415	2,175,279	12,501
(Gain) / Loss on Disposal of Assets	(16,165)	-	(11,271)	-
Accrued expense - Potential Registration Rights Penalty	-	(827,998)	-	1,069,497
Total other expenses	1,093,501	(823,583)	2,164,008	1,081,998

Loss from operations before income taxes	(1,564,429)	(912,617)	(4,466,242)	(6,848,297)

Provision for income taxes	-	-	-	-

Net (loss)	$(1,564,429)	$(912,617)	$(4,466,242)	$(6,848,297)

Weighted average number of common shares outstanding - basic and fully diluted	124,932,194	107,367,169	124,711,559	108,376,419

Net (loss) per share-basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net Income (loss)	$(4,466,242)	$(6,848,298)
Adjustments to reconcile:
Stock and options issued for services and compensation	147,601	180,417
Shares issued for settlement	-	1,200,000
Shares Accrued for registration penalty	-	1,069,497
Depreciation	469,669	144,982
Amortization of stock issued for services	217,989	-
Amortization of discount on notes payable	1,207,623	-
Gain on disposal of assets	(11,271)	-
Changes in operating assets and liabilities:
Certificate of deposit	1,197,784	449,089
Accounts Receivable	(164,613)	(13,087)
Inventory	210,729	(13,575)
Prepaid expenses and other	(1,027,672)	(569,943)
Accounts Payable	173,402	248,388
Accrued Liabilities	1,934,639	15,229
Net cash provided (used) by operating activities	(110,361)	(4,137,301)

Cash flows from investing activities
Purchase of fixed assets	(250,469)	(647,908)
Proceeds from sales of fixed assets	54,357	-
Impairment of assets	-	406,782
Investment in subsidiaries	-	(745,000)
Net cash (used) by investing activities	(196,114)	(986,126)

Cash flows from financing activities
Proceeds from mortgage payable	-	287,500
Proceeds from notes payable	300,000
Payments on notes payable	(57,723)	-

Net cash provided (used) by financing activities	242,275	287,500

Effects of exchange rate changes	(32,877)	-

Net increase (decrease) in cash	(97,078)	(4,835,927)
Cash – beginning	677,318	5,047,968
Cash – ending	$580,239	$212,041

Supplemental disclosures:
Interest paid	$243,782	$12,501
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$147,601	$180,417
Number of options issued	550,000	0
Number of shares issued	565,000	1,240,000
Stock issued for settlement	$-	$1,200,000
Shares of stock issued	-	1,500,000

Stock issued for acquisition	$-	$189,000
Shares of stock issued	-	300,000

Amortization of stock issued for services	$217,989	$-

Amortization of discount on notes payable	$1,207,622	$-

Note Payable converted for common stock	$100,000	$-
Shares of stock issued	333,333	-

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

The consolidated financial statements as of September 30, 2008 include the accounts of ECOtality, Innergy Power Corporation and eTec. All significant inter-company balances and transactions have been eliminated. ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

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

Interest income is credited to cash balances as earned. For the three months ended September 30, 2008 and 2007 interest income was $616 and $16,456, respectively. For the nine months ended September 30, 2008 and 2007 interest income was $9,778 and $51,824 respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 for 2007 and $250,000 for 2008.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At September 30, 2008 and 2007, the Company had approximately $112,000 and $1,677,719 in excess of FDIC insured limits, respectively.

Accounts receivable at September 30, 2008 was $2,558,919, and at December 31, 2007 was $2,387,542. At September 30, 2008 we had two customers that represented in excess of 10% of our receivable balance. The first, Diamond Foods (Nasdaq ticker: DMND) had a balance of $318,025, the second, Parkway Systems (division of H.E. Butt Grocery) had a balance of $268,192. The Company has not experienced material losses in the past from these or any other significant customers and continues to monitor its exposures to minimize potential credit losses.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the three months ended September 30, 2008 and 2007, the Company had impairment expense of $0 and $102,620, respectively. For the nine months ended September 30, 2008 and 2007, the Company had impairment expense of $0 and $429,402 respectively.

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

Warranty Liability
The Company warrants a limited number of Minit-Charger products against defects for periods up to 33 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At the time of our acquisition of Minit-Charger at December 31, 2007 the warranty reserve was $231,303. At September 30, 2008 the reserve was $182,093.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable. The allowance for doubtful accounts was $35,028 and $21,743 as of September 30, 2008 and December 31, 2007, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis. The allowance for obsolescence as of September 30, 2008 and December 31, 2007 was $73,000 and $293,934 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred. Included in general and administrative expenses for the three months ended September 30, 2008 and 2007 were advertising costs of $4,518 and $15,624 respectively. Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 were advertising costs of 22,072 and $15,624 respectively.

Research and development costs
Research and development costs are charged to expense when incurred. For the three months ended September 30, 2008 and 2007, research and development costs were $138,143 and $466,668, respectively. For the nine months ended September 30, 2008 and 2007 research and development costs were $285,777 and $1,160,191 respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008 and December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the three months and the nine months ended September 30, 2008 and 2007, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation FAS 52
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

The Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of September 30, 2008 no income tax expense has been incurred.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.  For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the three months ended and nine months ended September 30, 2008; ECOtality Stores, DBA Fuel Cell Store segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: Ecotality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. There were no inter-segment sales during the three or nine months ended September 30, 2008.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the three or the nine months ended September 30, 2008.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) on Business Combinations. This guidance retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition- related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This guidance requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This guidance requires the acquirer to recognize those costs separately from the business combination. The Company has followed the above guidance in accounting for all acquisitions that occurred in 2007.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007 and the three and nine months ended September 30, 2008 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

The fair value of the transaction was $539,000. The company paid $350,000 in cash and issued 300,000 shares of common stock, which was valued at $189,000 based on the closing market price on the date of the agreement.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2007, and the three and nine months ended September 30, 2008 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

The fair market value of the transaction was $3,000,000. The Company issued 3,000,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $1 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares were not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 4,000,000 new shares, or (c) pay cash to the seller such that the aggregate value of the 3,000,000 shares plus the cash given would equal $3,000,000.

The fair value of the 3,000,000 shares of common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $555,000. A liability for the balance of $2,445,000 was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been reduced to reflect the value of the closing price of the Company’s common stock of September 30, 2008, assuming option (b) above, that a maximum of 4,000,000 shares will be issued. The amount of the current liability for purchase price has been updated to $280,000 on the consolidated balance sheet at September 30, 2008.

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

The fair market value of the transaction was $5,437,193. The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 6,500,000 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also includes $217,193 in direct acquisition costs and the subsequent Net Working Capital Adjustment discussed below.

The $500,000 is payable in monthly installments of $50,000 beginning December of 2007. The note payable balance as of September 30, 2008 was $247,253.

Included in the purchase agreement was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented by the Sellers in August 2008 and a True Up Payment of $400,000 from the Buyers to the Sellers was agreed to in full satisfaction of this purchase agreement requirement. The resulting note payable represents an adjustment of the purchase price, and as such has been recorded as an increase to Goodwill of $400,000.

The balance of the note payable attributable to the Working Capital True up as of September 30, 2008 was $400,000 and is due in full on December 15, 2008.

The aggregate purchase price, including the Working Capital Adjustment above, has been allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired has been allocated to identifiable intangible assets and goodwill. In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation. The purchase price allocation is preliminary, pending finalization of our valuation of certain liabilities assumed. The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition with eTec.

2007
Tangible assets acquired, net of liabilities assumed	$1,941,315
Goodwill	3,495,878
$5,437,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment. Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2007. Impairment expense relating to this acquisition was $0 for the three months ended September 30, 2008.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been increased to reflect the value of the closing price of the Company’s common stock of September 30, 2008 and the amount of the current liability for purchase price has been updated to $1,860,000 on the consolidated balance sheet at September 30, 2008.

Included in the purchase agreement with Edison was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented to the Sellers in April 2008. Based on this reconciliation and additional documentation and updates from both parties, as of September 30, 2008 the original April reconciliation had been adjusted leaving a tentative True Up Payment of $375,877 due from the Sellers. While additional items that may result in an increase to this amount are to be discussed with the Seller in November 2008, this amount represents our most conservative estimate based on agreed items as of September 30, 2008. This amount was recorded as an accounts receivable amount and the full balance was outstanding at September 30, 2008. This True Up represents an adjustment of the purchase price. As all goodwill associated with the MinitCharger acquisition was impaired and written down to $0 in year ended December 31, 2007, the $375,877 has been recorded as other income in our eTec business segment.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the three months and nine months ended September 30, 2008 and 2007 combine the historical results of ECOtality, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007 . Pro forma adjustments have been made related to impairment of goodwill. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the three months and nine months ended September 30, 2008 and 2007 as if the acquisitions had occurred on January 1, 2007:

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	3 Months ended September 30, 2008
	2008		2007
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$2,900,819	$2,900,819	$235,237	$3,239,035
Net Income (loss)	$(1,564,429)	$(1,564,429)	$(912,617)	$(1,397,918)
Net (loss) per share-basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	9 Months Ended September 30, 2008
	2008		2007
	Reported	Pro Forma	Reported	Pro Forma
Net Revenues	$8,654,868	$8,654,868	$270,701	$9,625,215
Net Income (loss)	$(4,466,242)	$(4,466,242)	$(6,848,297)	$(8,014,824)
Net (loss) per share-basic and fully diluted	$(0.04)	$(0.04)	$(0.06)	$(0.07)

Note 4 - Fixed assets

Fixed assets as of September 30, 2008 and December 31, 2007 consisted of the following:

	At September 30,	At December 31,
	2008	2007
Equipment	$3,148,197	$3,350,128
Buildings	575,615	617,765
Vehicles	1,600,849	1,589,315
Furniture and fixtures	47,409	47,957
Leasehold improvements	470,380	306,280
Computer Software	60,914	-
	5,903,364	5,911,445
Less: accumulated depreciation	(4,137,363)	(3,884,302)
	$1,766,002	$2,027,142

Depreciation expense totaled $203,665 and $48,693, for the quarters ended September 30, 2008 and 2007 respectively. Depreciation expense for the nine months ended September 30, 2008 was $469,669, and for the nine months ended September 30, 2007 was $144,982.

Note 5 - Notes payable

For the nine months ended September 30, 2007:

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

Interest expense totaled $4,415 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008:

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 3 for details. As of September 30, 2008, $247,253 was owed and recorded as an accrued liability on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. As of September 30, 2008 the vehicle had been sold and the related note payable was paid in full.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of September 30, 2008, a total of $1,414,894, had been amortized and recorded as interest expense and $2,461,362 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

On August 29, 2008 the Company signed an Amendment to the Debenture agreements deferring the payments indicated above. The purpose of the agreement is to provide the Company time to fund its working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligns with the Company’s short term working capital plan and provides time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:
A.	Waiver of interest payments due between May-December 2008
B.	Deferment of monthly redemptions for the period May-December 2008.
C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.
D.	Reset of the common stock conversion rate from $0.30 to $0.15.
E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)
F.	Commencement of interest payments @ 8% per year April 1, 2009 (first payment due).
G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $1.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares is capped at 4,000,000.

H.	Inclusion of further make whole provisions to issue additional warrants adequate to maintain the pro rata debenture ownership % when fully diluted as per schedule 13 in the waiver agreement.
I.	Compliance with covenants per quarterly public reports issued for the periods ending June 30,
September 30, and December 31, 2008 for the following:
1.	Net cash used
2.	Current ratio adjusted for non-cash liabilities
3.	Corporate Headquarters accounts payable amount

During the period ended September 30, 2008 the impact to the financial statements for the provisions of the waiver noted above were estimated and the resulting costs are being amortized over the waiver period.
1.
The increase to principal of $1,559,859 (see letter “C” above) was added to the long term note, $1,157,315 was capitalized in prepaid financing charges and the portion of the increase attributable to the nine month period ending September 30, 2008 of $402,544, less previously accrued interest (now incorporated in the principal) of $191,438 was charged to interest expense.

2.
The estimated change in value of the original 9,803,925 debenture warrants related to the pending reset of the exercise price (see letter “G” above) was calculated by using the Volume Weighted Average Price (VWAP) for the most recent 30 days prior to September 30, 2008 of $0.08 as the estimated new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $0.32 (old) and $0.08 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $207,941. Of the total, $154,279 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion attributable to the 9 month period ending September 30, 2008 of $53,662 was charged to interest expense.

3.
The estimated number of additional warrants required to be issued to true up to the original aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the current aggregate exercise price of $3,137,256 (9,803,925 total warrants at original exercise price $0.32), and the new aggregate exercise price of $784,314 following the reset of the exercise price to $0.08. This difference totaled $2,352,942 requiring the issuance of an estimated 29,411,775 warrants (at $0.08) to maintain the previous aggregate exercise price. The new warrants were valued at $1,438,235 using the Black Scholes Model with the following assumptions: Strike Price $0.08, Stock Price $0.07 (price at September 30, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. Of the total, $1,067,077 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion of the expense of issuing the new warrants that was attributable to the 9 month period ending September 30, 2008 of $371,158 was charged to interest expense.

 On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008. All amounts advanced under the Line are due and payable in full on December 15, 2008. The balance of the note payable was $300,000 at September 30, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the debentures is recorded, net of a $1,530,101 discount, at $2,294,981 at September 30, 2008. The long-term portion of the debentures is recorded, net of a $931,261 discount, is $3,785,612 at September 30, 2008.

Accrued interest relating to the debentures was $2,854,351 at September 30, 2008 (see note on waiver above) and $60,131 at December 31, 2007.

Interest expense totaled $1,109,666 and $4,415 for the three months ended September 30, 2008 and 2007 respectively, and $2,175,279 and $12,501 for the nine months ended September 30, 2008 and 2007 respectively.

Note 6 - Stockholders’ equity

There were 124,224,528 shares of common stock issued and outstanding at December 31, 2007.

During the year ended December 31, 2007, the Company issued 11,800,000 shares in four different acquisitions. See Note 3 for further information.

During the year ended December 31, 2007, the Company issued a total of 750,000 shares of common stock to employees as an incentive. The stock was valued at the current market price at the date of issue for a total of $316,000. Of this amount $91,000 was expensed and $225,000 was recorded as unamortized cost of stock issued for services to be amortized over the periods of the related agreements. During the nine months ended September 30, 2008, $112,500 has been amortized and $0 remains in unamortized cost of stock issued for services.

In January 2008, 175,000 shares of $0.001 common stock were issued to employees of eTec. The cost of issuance for these shares was recorded at $0.155, the close price of the stock on the date of grant and was charged to compensation expense.

In February 2008, BridgePointe Capital, one of the holders of the convertible debentures described in Note 5, converted $100,000 of debentures into 333,332 shares of $0.001 common stock at a conversion price of $0.30. This conversion was made in two equal installments, the first on February 1 st, 2008 and the second on February 29 th , 2008. As a result of these conversions, a reduction to the outstanding debenture balance in the amount of $100,000 and a corresponding reduction to the remaining discount on the debenture of $55,797 were recorded.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, a strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the three and the nine months ended September 30, 2008 $35,163 and $105,487 respectively have been amortized into expense and at September 30, 2008 $152,369 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 375,000 of these options were earned as of September 30, 2008. The options to be issued in 2008 were valued on a monthly basis during the 9 months ended September 30, 2008 using the Black-Scholes pricing model and the related expense over that period totaled $53,626. The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400. This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements. During the three and the nine months ended September 30, 2008, $16,575 and $116,025 respectively have been amortized and into expense and $0 remains in prepaid expenses.

During the year ended December 31, 2007, The Company signed several employment agreements agreeing to issue a total of 175,000 shares of common stock to the employees for their service over their contract period, with the right to receive the stock vesting one year from the date of the agreements. These agreements vest on October 1, 2008. For the nine months ended September 30, 2008 $12,250 has been charged to compensation expense

In August 2008, the Company issued a total of 390,000 shares of common stock to a consultant for services. The stock was valued at the current market price at the date of issue for a total of $54,600. This amount was recorded as a prepaid expense for services to be amortized over the period of the related agreement. During the nine months ended September 30, 2008, $9,100 has been amortized and into expense and $45,500 remains in prepaid expenses.

There were 125,122,861 shares of common stock issued and outstanding at September 30, 2008.

There is no preferred stock issued or outstanding as of September 30, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 - Options and Warrants

As of December 31, 2007, there were 8,799,982 options and warrants outstanding.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company. The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement. The options issued in 2007 have a term of ten years and a strike price of $0.30. The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, and strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years. This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement. During the three and the nine months ended September 30, 2008, $35,163 and $105,487 respectively have been amortized into expense and at September 30, 2008 $152,369 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 375,000 of these options were earned as of September 30, 2008. The options to be issued in 2008 were valued on a monthly basis during the 9 months ended September 30, 2008 using the Black-Scholes pricing model and the related expense over that period totaled $53,626. The remainder of the options will be expensed over the two-year term of the agreement as they are earned.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants expired five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of September 30, 2008, a total of $1,414,894, had been amortized and recorded as interest expense and $2,461,362 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

On August 29, 2008 the Company signed an Amendment to the Debenture agreements deferring the payments indicated above. The purpose of the agreement is to provide the Company time to fund its working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligns with the Company’s short term working capital plan and provides time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:
A.	Waiver of interest payments due between May-December 2008
B.	Deferment of monthly redemptions for the period May-December 2008.
C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.
D.	Reset of the common stock conversion rate from $0.30 to $0.15.
E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)
F.	Commencement of interest payments @8% per year April 1, 2009 (first payment due).
G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $1.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares is capped at 4,000,000.

H.	Inclusion of further make whole provisions to issue additional warrants adequate to maintain the pro rata debenture ownership % when fully diluted as per schedule 13 in the waiver agreement.
I.	Compliance with covenants per quarterly public reports issued for the periods ending June 30,
September 30, and December 31, 2008 for the following:
1.	Net cash used
2.	Current ratio adjusted for non-cash liabilities
3.	Corporate Headquarters accounts payable amount

During the period ended September 30, 2008 the impact to the financial statements for the provisions of the waiver noted above were estimated and the resulting costs are being amortized over the waiver period.
1.
The increase to principal of $1,559,859 (see letter “C” above) was added to the long term note, $1,157,315 was capitalized in prepaid financing charges and the portion of the increase attributable to the nine month period ending September 30, 2008 of $402,544, less previously accrued interest (now incorporated in the principal) of $191,438 was charged to interest expense.

2.
The estimated change in value of the original 9,803,925 debenture warrants related to the pending reset of the exercise price (see letter “G” above) was calculated by using the Volume Weighted Average Price (VWAP) for the most recent 30 days prior to September 30, 2008 of $0.08 as the estimated new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions as follows: Strike Price $0.32 (old) and $0.08 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $207,941. Of the total, $154,279 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion attributable to the 9 month period ending September 30, 2008 of $53,662 was charged to interest expense.

3.
The estimated number of additional of warrants required to be issued to true up to the original aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the current aggregate exercise price of $3,137,256 (9,803,925 total warrants at original exercise price $0.32), and the new aggregate exercise price of $784,314 following the reset of the exercise price to $0.08. This difference totaled $2,352,942 requiring the issuance of an estimated 29,411,775 warrants (at $0.08) to maintain the previous aggregate exercise price. The new warrants were valued at $1,438,235 using the Black Scholes Model with the following assumptions: Strike Price $0.08, Stock Price $0.07 (price at September 30, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. Of the total, $1,067,077 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion of the expense of issuing the new warrants that was attributable to the 9 month period ending September 30, 2008 of $371,158 was charged to interest expense.

As of September 30, 2008, there were 19,075,462 options and warrants outstanding.

The following is a summary of the status of the Company’s stock warrants:

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31,2007	19,075,462	$0.42
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2008	19,075,462	$0.42

	STOCK WARRANTS OUTSTANDING
		Weighted- Average	Weighted-
	Number of	Remaining	Average
Range of	Shares	Contractual	Exercise
Exercise Prices	Outstanding	Life in Years	Price
$0.35	5,421,537	3.08	$0.35
$1.24 - $1.42	1,900,000	2.8	$1.36
$0.32	6,862,748	4.08	$0.32
$0.32	2,941,177	4.17	$0.32
$0.30	1,000,000	9.08	$0.30
$0.19	950,000	9.25	$0.19
	19,075,462	4.2	$0.42

	STOCK WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Prices	Exercisable	Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.32	6,862,748	$0.32
$0.32	2,941,177	$0.32
$0.30	1,000,000	$0.30
$0.18	950,000	$0.18
	19,075,462	$0.42

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 - Commitments and contingencies

As of September 30, 2008, the Company has five leases in effect for operating space. Future obligations under these commitments are $63,059 for 2008, $202,045 for 2009, $150,324 for 2010, and $217,468 for 2011 and thereafter.

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

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. There were no inter-segment sales during the three or nine months ended September 30, 2008.

The Company did not have separate segments for the three or nine months ended September 30, 2007.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2008 is as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,131,669	$533,317	$235,833	$2,900,819
Depreciation and amortization	$168,267	$1,097	$1,187	$170,551
Operating income (loss)	$(36,631)	$(75,575)	$56,016	$(56,190)
Interest Income (expense)	$(843)	$84	$-	$(759)
Gain / (Loss) on disposal of assets	$16,165	$-	$-	$16,165
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$354,568	$(75,491)	$56,016	$335,093
Corporate Overhead Allocation	$1,371,531	$343,140	$151,737	$1,866,407
Segment Income / (Loss)	$(1,016,963)	$(418,631)	$(95,721)	$(1,531,314)

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,564,429)
Capital Expenditures	$76,023	$6,193	$-	$82,216

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$3,871,570
Total Reported Assets				$12,528,155

NINE MONTHS ENDED SEPTEMBER 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$6,086,676	$1,920,162	$648,029	$8,654,867
Depreciation and amortization	$359,676	$5,196	$2,670	$367,542
Operating income (loss)	$46,382	$46,538	$44,930	$137,850
Interest Income	$2,914	$519	$-	$3,433
Gain / (Loss) on disposal of assets	$18,219	$-	$-	$18,219
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$443,392	$47,057	$44,930	$535,379
Corporate Overhead Allocation	$3,456,303	$1,074,177	$369,014	$4,899,494
Segment Income / (Loss)	$(3,012,911)	$(1,027,120)	$(324,084)	$(4,364,115)

Not Included in segment income:
Depreciation on Corporate Assets				$102,127
Reported Net income after tax				$(4,466,242)
Capital Expenditures	$241,444	$9,025	$-	$250,469

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$3,871,570
Total Reported Assets				$12,528,155

Note 10 Related Party Transactions

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008. All amounts advanced under the Line are due and payable in full on December 15, 2008. The balance of the note payable was $300,000 at September 30, 2008.

Note 11 Subsequent Events

On October 1, 2008 the Company signed an employment agreement granting 75,000 shares of common stock vesting 1 year from the date of the employment agreement.

On October 7, 2008, an additional $150,000 was advanced on our Line of Credit with Mr. Karner and Ms. Forbes.

On October 31, 2008, 175,000 shares of $0.001 common stock were issued to employees in accordance with employment agreements.

On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. The fair market value of the transaction was $3,000,000. The Company issued 3,000,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $1 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares were not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 4,000,000 new shares, or (c) pay cash to the seller such that the aggregate value of the 3,000,000 shares plus the cash given would equal $3,000,000. On October 17, 2008, 4,000,000 shares were issued to Innergy Power Corporation in full satisfaction of our purchase obligation to them.

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

Edison MinitCharger

Edison Minit-Charger was a subsidiary of Edison Source, a division of Edison International (the Southern California energy conglomerate). Edison originally acquired Norvic Traction Technology, which became Edison Minit-Charger , for its unique fast charge and complex battery maintenance technologies that are primarily used in mobile material handling applications (forklifts, pallet jacks, etc.). Edison Minit-Charger has been, and continues to be a leader in providing battery fast-charging systems for the mobile material handling industry. The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. Following the initial acquisition of Norvic, Edison engineers completed many advancements of the technology and received numerous patents all of which were transferred to us in our acquisition of the subsidiary. Minit-Charger has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

Our acquisition of Edison Minit-Charger greatly increased the size of our company and reunited the technologies and advancements that sprung from the original Norvic Traction technology: Edison’s Minit-Charger and eTec’s SuperCharge products. It allows the unification of the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger ) and puts us in a leadership position in the rapidly growing clean technology sector of electric vehicle infrastructure technologies.

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

Products

We currently offer the following products:

•	Minit-Charger fast charge systems

•	eTec SuperCharge fast charge systems (consolidated under the eTec Minit-Charger brand)

•	Industrial battery systems

•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure, etc…)

•	Solar panel production

•	Specialty solar solutions

•	Specialty thin-sealed lead battery products

•	Proprietary solar products for consumer, emergency response programs and remote power systems.

•	Third-party hydrogen and education related products

•	Hydrality technology

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

This shift to joint development projects and the scaling back on our hydrogen research and development expenditures is clearly reflected in our 2008 operating results. The most significant research and development expenditures for 2008 relate to final payments on Hydrality- related projects initiated in 2007 that were scheduled for completion in the first half of 2008.

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

The majority of our products and services are sold directly on a business-to-business basis. ECOtality Stores operates internet sales operations of hydrogen fuel cell products and educational kits and systems.

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

Fast-Charge Competition

The eTec SuperCharge and Minit-Charger systems (recently consolidated under the eTec Minit-Charger brand) are designed for material handling applications, airport ground support equipment and electric vehicles. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

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

As of September 30, 2008, we held six United States federal trademark registrations (including eTec SUPERCHARGE®, MINIT-TRAK®, MINIT-WATCH®, INNERGY POWER®, THINLINE®, and POWER PLANT®) and 13 pending applications for federal registration of trademarks (including ECOTALITY™, HYDRALITY™, ELETRICELL™, ELECTRAWIND™, BIOSOLINA™, SOLATRICITY™, MAKING HYDROGEN POWER A REALITY™, and related logos). We also own various common law trademark rights and Canadian trademark registrations.

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

Employees

As of September 30, 2008, we had 63 employees, including 35 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

CONSOLIDATED RESULTS

Our results in the first three quarters of the year are reflective of our work to integrate our acquisitions and to form a solid organizational base for future growth. The first quarter ended March 31, 2008 was one of transition with the second quarter ended June 30, 2008 being spent fine tuning our operations, reducing costs and aligning our newly formed organization around our goals for continued growth and enhanced profitability. The third quarter ended September 30, 2008, while not the period of growth we had positioned ourselves for, demonstrates our success in building a solid platform that allowed us to effectively manage costs and maintain revenue levels in a period of severe economic downturn. The national economic climate has had a limiting effect on our growth plans and our ability to internally generate cash to meet our overall corporate requirements. This down turn in the economy regardless of sector has impacted our overall results.

It is difficult to compare third quarter 2008 results to those of third quarter 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations indicated in our results of operations described below are based upon this transformation.

As planned, the results for three months ended September 30, 2008 are indicative of our focus on tight overhead cost controls and improvement of operational efficiencies following the successful integration of our 2007 acquisitions in the previous quarters. Not planned, however was the flat demand for deliveries of our fast charging units and consulting services as well as the unanticipated decrease in production in our manufacturing facility in Mexico.

In the three months ended September 30, 2008, we had revenues of $2,900,819 compared to the three months ended September 30, 2007 of $235,237. The 2007 revenue is attributable to Fuel Cell Store. The 2008 figure was generated from Fuel Cell Store, as well as the three subsequent acquisitions (eTec, Minit-Charger and Innergy) made in the fourth quarter of 2007. The cost of goods sold percentage for the three months ended September 30, 2008 was 65% leaving us with a gross profit of $1,028,879. The increase in revenues in 2008 as compared to 2007 is consistent with our efforts by the end of 2007 to move from being a development stage company to a revenue-generating renewable energy company.

Total operating expenses during the three months ended September 30, 2008 were $1,876,300 compared to $1,814,536 for three months ended September 30, 2007. General and administrative expenses including depreciation were $1,738,157 or 93% of total operating expenses for the three months ended September 30, 2008 compared with $1,245,248 or 67% for the three months ended September 30, 2007.

To understand the change in General and Administrative (G&A) expenses for the 3 months ended September 30, 2008 as compared to September 30, 2007, it is important to note that G&A expenses for the period ended September 30, 2008 are made up of Corporate Headquarters spending of $708,962 and subsidiary spending of $1,024,101 as compared to Corporate Headquarters spending of $990,181 and subsidiary spending of $255,067 for the 3 month period ended September 30, 2007. The 28% reduction in Corporate Headquarters G&A spending is the direct result of tight cost controls implemented in 2008. The change in subsidiary spending is attributable to the timing of our business acquisitions in 2007. Only one of our subsidiaries, Fuel Cell Store was included in the 3 months ended September 30, 2007 figures. Fuel Cell Store made up the total subsidiary spending for the 3 month period ended September 30, 2007 at $255,067. For the 3 month period ending September 30, 2008 Fuel Cell Store made up just $14,000 of the subsidiary G&A spending, a 94% decrease from the same period the previous year; the businesses added in the fourth quarter of 2007 eTec / Minit-Charger and Innergy made up the remaining $1,009,548.

Details around the general and operating expenses incurred during the 3 months ended September 30, 2008 as compared to the 3 months ended September 30, 2007 are described below:

Professional fees were $83,952 for the 3 months ended September 30, 2008 compared with $93,830 for the 3 months ended September 30, 2007. New media, marketing, advertising and investor and public relations expenses were $93,968 for the 3 months ended September 30, and $41,449 for the 3 months ended September 30, 2007. The increase from 2007 is attributable to our current focus on securing outside capital to help fund our growth. Legal fees were down 50%, at $62,359 for the 3 months ended September 30, 2008 compared with $124,618 for the 3 months ended September 30, 2007 and accounting fees were down 83% at $25,925 for the 3 months ended September 30, 2008 compared with $149,369 for the 3 months ended September 30, 2007. Executive compensation was $155,750 for the 3 months ended September 30, 2008 compared with $114,750 for the 3 months ended September 30, 2007. The slightly higher figure in 2008 is attributable to stock awards to our chief executive officer. Depreciation expense was $203,665 for the 3 months ended September 30, 2008 compared to $48,693 for the 3 months ended September 30, 2007. The increase is related to depreciation for the assets acquired as part of the acquisitions. All other general and administrative spending totaled $1,316,203 for the 3 months ended September 30, 2008 compared to $672,539 for the 3 months ended September 30, 2007.

Expenses for research and development totaled $138,143 for the three months ended September 30, 2008 compared to $466,668 for the three months ended September 30, 2007. This reduction reflects our continued focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

The impairment expense of $102,620 for three months ended September 30, 2007 is attributable to the acquisition of Fuel Cell Store.

Our operating loss of $847,421 for the three months ended September 30, 2008 compared with the loss of $1,752,656 for the three months ended September 30, 2007 reflects our transition to a revenue generating company per the revenue and operational analysis above.

For the three months ended September 30, 2008, we earned interest income in the amount of $616 compared with $16,456 for the three months ended September 30, 2007.

Interest expense was $1,109,666 for the 3 months ended September 30, 2008 compared to $4,415 for the 3 months ended September 30, 2007. The materially higher amount for 2008 was driven by recording the cost of the waiver of interest and principal payments from May to December 2008 on our convertible debentures issued in November and December of 2007. Other income was $392,042 for the 3 months ended September 30, 2008 compared to $827,998 for the 3 months ended September 30, 2007. The 2008 figure is primarily attributable to the Working Capital True Up payment related to our acquisition of the MinitCharger business. The higher 2007 figure is attributable to the reversal of reserve we established in the quarter ending September 30, 2007 to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount reserved was based upon the number of shares that were issued. This reserve was subsequently settled with the issuance of shares of our common stock.

Our net loss after other income and expenses for three months ended September 30, 2008 was $1,564,429 as compared with a loss of $912,617 for the three months ended September 30, 2007. Excluding the favorable impacts of the $827,998 registration rights accrual reversal in 2007 and the Working Capital True up Payment of $375,877 in 2008 noted above, the three months ended September 30, 2008 results are down only $199,691 as compared to the same period ended September 30, 2007. The lower results are largely attributable to the downturn in the economy which has curtailed our planned growth. This growth was needed to allow us to fund our working capital needs internally. When this was not achieved, we successfully secured a waiver to allow us more time, but this waiver from our debenture holders resulted in significantly higher interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

It is difficult to compare the nine months ended September 30 2008 results for the same period in 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation and the impact of the global economic slowdown.

In the nine months ended September 30, 2008, we had revenues of $8,654,868 compared to the six months ended September 30, 2007 of $270,701. The 2007 revenue is attributable to Fuel Cell Store only, while the 2008 figure includes the three subsequent acquisitions (eTec/Minit Charger and Innergy) made in the fourth quarter of 2007. The cost of goods sold percentage for the nine months ending September 30, 2008 was 60% leaving us with a gross profit of $3,498,628, as compared to 72% and $77,018 for the same period in 2007. The increase in revenues in 2008 as compared to 2007 is consistent with our efforts in 2007 to move from being a development stage company to a revenue-generating renewable energy company.

Total operating expenses during the nine months ended September 30, 2008 were $6,186,517 compared to $5,895,141 for nine months ended September 30, 2007. General and administrative expenses including depreciation were $5,900,740 or 95% of total operating expenses for nine months ended September 30, 2008 compared with $2,505,548 or 42% for the nine months ended September30, 2007. While not comparable to the general and operating expenses incurred during the 9 months ended September 30, 2007, changes in these expenses are described below:

Professional fees were $372,899 for the nine months ended September 30, 2008 compared with $303,952 for the nine months ended September 30, 2007. This change reflects the increased resources required for our transition and our overall increase in size. New media, marketing, advertising and investor and public relations expenses were down 25% at $217,133 for the nine months ended September 30, 2008 as compared to $289,834 for the nine months ended September 30, 2007. This reduction may be attributed to our acquisition activities in 2007 that required significant public relation and investor activities. Legal fees were $394,838 for the nine months ended September 30, 2008 compared with $246,633 for the nine months ended September 30, 2007. The difference in legal fees are attributable to transition phase post-acquisition filing and organizational requirements. Accounting fees were $147,481 for the nine months ended September 30, 2008 compared with $233,923 for the nine months ended September 30, 2007. The accounting fees in 2007 included additional activities related to our acquisitions. Executive compensation was $503,038 for the nine months ended September 30, 2008 compared with $300,990 for the nine months ended September 30, 2007. The higher figure in 2008 is attributable to stock awards to our chief executive officer. Depreciation expense was $469,669 for the nine months ended September 30, 2008 compared to $144,982 for the nine months ended September 30, 2007. The increase is related to depreciation for the assets acquired as part of the acquisitions. All other general and administrative spending totaled $3,795,673 for the nine months ended September 30, 2008 compared to $985,234 for the nine months ended September 30, 2007. The increase is attributable to our acquisitions which represent $3,224,667 of nine months ended September 30, 2008 expenses, as compared to a total of $283,900 for the comparable period in 2007.

Expenses for research and development totaled $285,777 for the nine months ended September 30, 2008 compared to $1,160,191 for the nine months ended September 30, 2007. This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

The settlement expense of $1,800,000 for the nine months ended September 30, 2007 is related to the settlement with Howard Foote and Elliott Winfield in resolution of all known disputes and uncertainties between them and us related to all agreements and contract entered into concerning the fuel cell intellectual property and technology. We have included this expense as part of our operating costs due to the nature of our business regarding intellectual property.

The impairment expense of $429,402 for nine months ended September 30, 2007 is attributable to the acquisition of Fuel Cell Store.

Our operating loss of $2,687,889 for the nine months ended September 30, 2008 compared with the loss of $5,818,123 for the nine months ended September 30, 2007 reflects the impact of the settlement and impairment expenses in 2007, as well as our transition to a revenue generating company per the revenue and operational analysis above.

For the nine months ended September 30, 2008, we earned interest income in the amount of $9,778 compared with $51,824 for the nine months ended September 30, 2007.

Interest expense was $2,175,279 for the nine months ended September 30, 2008 compared to $12,501 for the nine months ended September 30, 2007. The higher amount for 2008 was driven by the standard interest and the additional fees related to our waiver on the convertible debentures we issued in November and December of 2007. Other income was $387,148 for the nine months ended September 30, 2008 compared to ($1,069,497) for the nine months ended September 30, 2007. The 2008 figure is primarily attributable to the Net Working Capital True up of $375,887 associated with our Minit-Charger acquisition. The 2007 figure is attributable to the reserve we established in the nine months ending September 30, 2007 to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount reserved was based upon the number of shares that were issued.

Liquidity and Capital Resources

As of September 30, 2008, we had $580,239 of cash on hand compared to September 30, 2007 balances of $212,041 of cash on hand and $1,565,678 in certificates of deposit.

We used cash for operating activities in the nine months ended September 30, 2008 in the amount of $110,361 compared to a use of cash of ($4,137,301) for the same period in 2007. Cash used in investing activities was $196,114 for the nine months ended September 30, 2008 compared to $986,126 for 2007. The higher amount in the nine months ended September 30, 2007 was related to the purchase of a building and investment in our subsidiaries.

Cash generated in financing activities was $242,277 in the nine months ended September 30, 2008 compared to the generation of $287,500 in cash in 2007. The cash generated in 2008 is related to our Line of Credit with Mr. Karner and Ms. Forbes, our 2007 cash was attributable to the mortgage of our corporate headquarters. Of note is that for the nine months ended September 30, 2008, net cash used was $97,078 compared to $4,835,927 for the nine months ended September 30, 2007. This significant improvement is indicative of our transition to being a revenue generating company.

Our current financing activities are described below:

Focused cost controls and operational efficiencies implemented in the first six months of 2008 supported our ability during that period to generate funds internally to meet our operating cash requirements. Accounts payable for Corporate Headquarters activities not clearly attributable to a single subsidiary were $492,516 at September 30, 2008, attributable to research and development, investor relations, legal and accounting costs.

Given our competitive edge in the fast charger market, as well as having an efficient plant operating capacity in Mexico, we believed our strengths in the alternative energy field would allow us to achieve our planned objectives, generate adequate levels of working capital again in the 3 month period ending September 30, 2008. These assumptions, however, did not adequately capture the magnitude nor the speed of the economic down turn and its subsequent impact in even the alternative energy field. These external forces restricting growth and access to capital simultaneously resulted in our financing options being very limited and expensive.

To bridge this period required the establishment of a line of credit and relief from debt service requirements as we continued to pursue our objectives of raising working capital through equity or other sources. Following a period of negotiation with our debenture holders, we reached agreement to waive payment of principal and interest for the period May through December 31, 2008 to provide us the time needed to begin funding our requirements internally through planned organic growth and to seek other equity financing options. The consideration for this waiver/deferment was material to our fiscal operations but necessary to seeking our growth objectives. We further negotiated a line of Credit with one of our Directors for advances up to $650,000 to provide additional strength to our cash position in the short term.

These successful cash management efforts in the nine months ended September 30, 2008, while adequate for that period require additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward.

Management’s Plan of Operation

Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. However, growth consistent with our plans did not occur in the third quarter. Sales, consulting services and manufacturing levels remained at second quarter levels..

We have continued to leverage current invested capital through focused cash management, lean corporate staffing, tight inventory controls and cost-effective operating procedures throughout our organization. This leveraged growth strategy supports our business model in developing commercial applications for the growing clean electric transportation business sector. However we have leveraged our business upon future growth and an ability to sustain our operations dependent upon:
(1)	continued tight management of overall operations while improving margin
(2)	obtaining additional working capital to sustain our growth objectives
(3)	public and private support of alternative energy such that there is a requirement to build the related infrastructure throughout the United States
(4)	economic improvement in the US both from a liquidity standpoint and willingness of the market to invest in alternative energy infrastructure

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at September 30, 2008 was negative by $1,871,255 or a ratio of 0.80 to 1.  This ratio is significantly impacted by the reserve we have established to cover the maximum possible liability associated with the issuance of common stock price guarantees due in 2008 per certain of our acquisition agreements. It should be noted that we have the ability to meet this obligation through the issuance of cash or equity at our discretion.

We do not have any off-balance sheet arrangements.

We do not anticipate the need to add significant numbers of full- or part- time employees over the next 12 months.  We continue to outsource the research and development and other activities where it is cost effective to do so.

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

As of September 30, 2008, the Company has five leases in effect for operating space. Future obligations under these commitments are $63,059 for 2008, $202,045 for 2009, $150,324 for 2010, and $217,468 for 2011 and thereafter

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants expired five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of September 30, 2008, a total of $1,414,894, had been amortized and recorded as interest expense and $2,461,362 remains as the unamortized discount.  See note 7 for additional discussion regarding the issuance of warrants.

On August 29, 2008 the Company signed an Amendment to the Debenture agreements deferring the payments indicated above. The purpose of the agreement is to provide the Company time to fund its working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligns with the Company’s short term working capital plan and provides time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:
A.	Waiver of interest payments due between May-December 2008
B.	Deferment of monthly redemptions for the period May-December 2008.
C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.
D.	Reset of the common stock conversion rate from $0.30 to $0.15.
E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)
F.	Commencement of interest payments @ 8% per year April 1, 2009 (first payment due).
G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $1.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares is capped at 4,000,000.

H.	Inclusion of further make whole provisions to issue additional warrants adequate to maintain the pro rata debenture ownership % when fully diluted as per schedule 13 in the waiver agreement.
I.	Compliance with covenants per quarterly public reports issued for the periods ending June 30, September 30, and December 31, 2008 for the following:
1.	Net cash used
2.	Current ratio adjusted for non-cash liabilities
3.	Corporate Headquarters accounts payable amount

During the period ended September 30, 2008 the impact to the financial statements for the provisions of the waiver noted above were estimated and the resulting costs are being amortized over the waiver period.
1.
The increase to principal of $1,559,859 (see letter “C” above) was added to the long term note, $1,157,315 was capitalized in prepaid financing charges and the portion of the increase attributable to the nine month period ending September 30, 2008 of $402,544, less previously accrued interest (now incorporated in the principal) of $191,438 was charged to interest expense.

2.
The estimated change in value of the original 9,803,925 debenture warrants related to the pending reset of the exercise price (see letter “G” above) was calculated by using the Volume Weighted Average Price (VWAP) for the most recent 30 days prior to September 30, 2008 of $0.08 as the estimated new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions as follows: Strike Price $0.32 (old) and $0.08 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $207,941. Of the total, $154,279 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion attributable to the 9 month period ending September 30, 2008 of $53,662 was charged to interest expense.

3.
The estimated number of additional warrants required to be issued to true up to the original aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the current aggregate exercise price of $3,137,256 (9,803,925 total warrants at original exercise price $0.32), and the new aggregate exercise price of $784,314 following the reset of the exercise price to $0.08. This difference totaled $2,352,942 requiring the issuance of an estimated 29,411,775 warrants (at $0.08) to maintain the previous aggregate exercise price. The new warrants were valued at $1,438,235 using the Black Scholes Model with the following assumptions: Strike Price $0.08, Stock Price $0.07 (price at September 30, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. Of the total, $1,067,077 was capitalized as prepaid financing costs and will be amortized over the remainder of the waiver period. The portion of the expense of issuing the new warrants that was attributable to the 9 month period ending September 30, 2008 of $371,158 was charged to interest expense.

 On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008. All amounts advanced under the Line are due and payable in full on December 15, 2008. The balance of the note payable was $300,000 at September 30, 2008.

Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk from January 1, 2008 to September 30, 2008.

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In view of our restatement of the financial statements for the year ended December 31, 2006, management reevaluated its disclosure controls and deemed them ineffective.  During fiscal year 2007, we made the following changes in our disclosure controls and procedures to increase their effectiveness; adding an individual to record transactions in our books of account after they have been reviewed by appropriate company officials, reemphasizing proper posting of transactions, having an independent accountant review transactions for compliance with applicable guidance, reviewing our chart of accounts to ensure that account classifications are in place, ensuring accounting personnel attend continuing professional education, and adding a professional accountant to specifically oversee all reporting for us and our subsidiaries. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) for the three month period ended September 30, 2008. As a result of this evaluation, we concluded that our disclosure controls and procedures are effective for the 3 month period ended September 30, 2008

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the three months September 30, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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

Defaults upon Senior Securities

As of this filing there are no defaults upon senior securities for the nine months ended September 30, 2008.

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
a. Escrow Agreement (6)
b. Letter from NASA/Jet Propulsion Laboratories (8)
c. Press Release (9)

Notes:

1.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

2.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

3.	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

4.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

5.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

6.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

7.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

8.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

9.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on June 15, 2007.

10.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 10, 2007.

11.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 20, 2007.

12.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

13.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 9, 2007.

14.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 7, 2007.

15.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 11, 2007.

16.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 26, 2007.

17.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 31, 2007.

18.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

19.	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

20.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

21.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

22.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

23.	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

Date of 8-K	Items Disclosed on Form 8-fK

January 30	Items 4.01, and 9.01

January 31	Items 2.01, and 9.01

February 21	Items 1.01, 1.02, 5.02 and 9.01

March 27	Items 7.01 and 9.01

April 11	Items 7.01, and 9.01

September 4	Items 2.03 and 9.01

September 25	Items 2.04 and 5.02 and 9.01

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	November 18, 2008
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	November 18, 2008
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	November18, 2008
Barry S. Baer	Principal Accounting Officer

/s/ Jerry Y. S. Lin	Director	November18, 2008
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	November 18, 2008
E. Slade Mead

/s/ Donald B. Karner	Director	November 18, 2008
Donald B. Karner