Form 10-K
period 2008-12-31
ECOTALITY, INC.
filed 2009-04-16
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________ to ____________

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

The issuer’s revenue for its most recent fiscal year was $11,187,314

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “ETLY.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of $0.07, which was the closing price on April 13, 2009, is $9,059,600

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2009 was 160,756,194.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I	3
DESCRIPTION OF BUSINESS	24
DESCRIPTION OF PROPERTY	24
LEGAL PROCEEDINGS	24
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK	25
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	F-23
CONTROLS AND PROCEDURES	F-23
OTHER INFORMATION	F-23
PART III
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	F-24
EXECUTIVE COMPENSATION	F-27
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	F-30
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	F-31
EXHIBITS	F-32
PRINCIPAL ACCOUNTANT FEES AND SERVICES	F-33
SIGNATURES	F-34

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates”  and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

Description of Business

Business Development and Summary

We were incorporated in Nevada in 1999.  We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate the market applicability of advanced electric technologies to replace carbon-based fuels. We are a leader in providing electricvehicle infrastructure products and solutions that are used in on-road grid-connected vehicles (including plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV), material handling and airport electric ground support applications. Through our main operating subsidiary, Electric Transportation Engineering Corporation (eTec), our  primary product offering is the Minit-Charger line of advanced battery fast-charge systems that are designed for various motive applications. In addition to our  electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our subsidiaries and primary operating segments consist of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy),  and ECOtality Stores (dba Fuel Cell Store). In addition we have a wholly owned subsidiary in Mexico providing manufacturing services for us.

We operate with a commercial “electro-centric” strategy, targeting only products and companies involved in the creation, storage, and/or delivery of clean or renewable electric power. This strategy has resulted in the development and acquisition of various operating companies.. While focused on electric transportation infrastructure, we have developed a diversified technology portfolio that is linked through the ability to deliver comprehensive electro-centric energy alternatives and solutions. By establishing a technologically diverse multi-product base we are able to mitigate the uncertainty of clean technology demands and regulatory changes. Our current primary focus is to facilitate and execute the development and implementation of electric vehicle charging infrastructure in anticipation of mass commercialization of plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV) in the 2010 to 2012 timeframe.

Electric Transportation Engineering Corporation (eTec)

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles. As our primary operating subsidiary, eTec is a recognized leader in the research, development and testing of advanced transportation and energy systems, and is the exclusive provider of the Minit-Charger line of battery fast-charge systems and technologies. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages.

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger. Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™  battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

In 2007, we acquired the Minit-Charger business of Edison Source, a division of Edison International . The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. eTec’s Minit-Charger line of battery fast charge systems has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

In March of 2008, all eTec fast-charging products, including the eTec SuperCharge product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger), we are better able to streamline our operations and sales and marketing efforts. The complete portfolio of eTec Minit-Charger products provides eTec with a leadership position in current fast charging markets and well positions us to capitalize on the rapidly growing clean technology sector for electric vehicle infrastructure technologies. We believe Minit-Charger is the most superior fast-charge technology on the market as it is a smart charging system that can charge batteries (of almost all chemistries) as fast as possible, while best controlling the battery temperature and avoiding the devastating effects of overcharging.

eTec has a comparatively long history in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or primary and consulting engineer for projects with the United States Department of Energy (DoE), several national research laboratories, national energy storage consortiums, and large electric utilities where they provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Their work has been in the areas of electric vehicle systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, hydrogen creation, storage and dispensing systems, and coal gasification programs. Currently, eTec is holds the exclusive contract for the DoE’s Advanced Vehicle Testing Activity (AVTA) program and has conducted more than 6 million miles of vehicle testing on more than 200 advanced fuel vehicles.

We acquired eTec as an expansion platform for its core expertise in battery technologies, fast charging systems, energy distribution infrastructure, and advanced vehicle technologies and testing, which includes electric vehicle (EV), hybrid electric vehicle (HEV), plug-in hybrid electric vehicle (PHEV) and hydrogen vehicle technologies. We believe that eTec will expand its core technologies through new product development, joint ventures, acquisitions and organic growth. As eTec has unparalleled experience with electric vehicle infrastructure, we believe our experience with electric vehicles infrastructure, our knowledge of the vehicle and battery systems, as well as our industry leading fast-charging technology provides us with a distinct competitive advantage to be leading provider of electric vehicle infrastructure services and installation.

eTec has been involved in every North American EV initiative to date and is a leading provider of solutions for electric vehicles and its supporting infrastructure. Currently, eTec has installed more than 5,100 charging stations for motive applications, and has installed more chargers for on-road applications than any other company in North America.

Innergy Power Systems

Founded in 1989, Innergy Power Systems is based in San Diego, California with a manufacturing facility in Tijuana, Mexico. Innergy is the only North American manufacturer of both renewable energy solar modules and thin-sealed rechargeable batteries, as its solar photovoltaic (PV) product line addresses the burgeoning worldwide demand for solar energy products and off-grid power. Innergy’s fiberglass reinforced panel (FRP) solar modules are designed to meet a broad  range of applications for emergency preparedness and recreation, where quality, durability, rugged construction and light weight are important in the outdoor environment. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy and our wholly owned subsidiary providing manufacturing services, Portable Energy De Mexico, S.A. DE C.V., provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including eTec’s Minit-Charger products.  Innergy  provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, as well as provides strong manufacturing and assembly operations to assist other aspects ofour business. While we expect solar to become a major future energy source, Innergy’s battery systems that support the growing electric vehicle market is quickly expanding and we expect the combination of solar solutions and new battery sales to contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

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

Hydrality™

Hydrality™ is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc. continues to have promise for a variety of commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

Products

We currently offer the following products:

•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure)

•	eTec’s Minit-Charger fast-charge systems for material handling and airport ground support equipment

•	Charging systems (Level 2 & 3) for on-road grid-connected electric vehicles

•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure, etc…)

•	eTec Bridge Power Manager (BPM) systems

•	Hydrogen internal combustion engine (HICE) vehicle conversions

•	Industrial battery systems

•	Solar panel production

•	Specialty solar solutions

•	Specialty thin-sealed lead battery products

•	Various proprietary solar products for consumer, emergency response programs and remote power systems.

•	Third-party hydrogen and education related products

Customers

We have a strong base of commercial, industrial, institutional, governmental, and utility customers. As the transition to renewable clean energy continues to advance, we believe that our positioning within the commercial sector gives us an advantage over companies who focus on consumer products or distribution. Our customer base includes many Fortune 500 companies, colleges and universities, international research institutes, major electric utilities, the Department of Energy, the Department of Transportation, major industry research consortiums, regional government organizations, vehicle manufacturers and original equipment manufacturers (OEM). By providing testing and engineering services, as well as being a product provider, we are on the cutting edge of technology and product development for the production, storage and delivery of renewable energy sources, which allows us to develop innovative products and solutions for industry and government needs. Our customers use our products in industrial applications and for OEM applications.

We believe that commercial/industrial entities will be the early users of clean electric and renewable energy technologies and products, precipitated by regulatory, financial, employee, and customer pressures. While we continue to achieve growth in the sale of fast-charge products for material handling and airport applications, we have identified an emerging new market for our fast-charging products for on-road electric vehicles. We are currently targeting large international retailers, property management firms, major utilities, traditional fuel providers and other commercial entities as potential on-road vehicle fast-charge customers.

Manufacturing

We have through our wholly owned subsidiary Portable Energy De MexicoS.A.De C.V., manufacturing facilities in Tijuana, Mexico operated under a “maquiladora”  program for the production of solar and battery products. The facility is highly labor-intensive. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada, Germany, and China.

If  needed, we have the ability to substantially expand our Mexican operations as well as the high-value manufacturing capability in Phoenix, Arizona. We are currently planning for new leased facilities in Mexico and Arizona to handle our anticipated growth. Part of our strategic growth plan would include more mechanized production systems, inclusive of International Organization for Standardization (ISO) quality and environmental certifications. Should the market for on-road grid-connected vehicles continue to expand, we anticipate a tremendous increase in market demand for electric vehicle supply equipment (EVSE) by 2012. As the market for EVSE enters a growth phase, the manufacturing capabilities in Mexico and Phoenix may need to be expanded through the lease or purchase of additional adjacent buildings that will allow us to increase manufacturing capacity to meet the appropriate levels of market demands

Research and Development

We devoted a large percentage of our 2007 research and development expenditures to the Hydrality project. This expenditure was with third-party technology and engineering partners including NASA’s Jet Propulsion Laboratories (JPL) and others, we have determined that we will reduce  our technology research and development expenditures at levels in-line with traditional operating technology companies based upon a reasonable percentage of revenues.

We have also determined that the vagaries of the hydrogen industry, the advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commercialization and profitability for hydrogen technologies necessitate that we prudently scale back our hydrogen research and development expenditures as indicated above, and proceed only on the basis of joint development projects with third-parties or significantly subsidized development with potential licensees or federal grants.

This shift to joint development projects and the scaling back on our hydrogen research and development expenditures  is clearly reflected in our 2008 operating results. The most significant research and development expenditures for 2008 relate to final payments on Hydrality- related projects initiated in 2007 that were scheduled for completion in the first half of 2008.

Sales and Marketing

           We are actively marketing all of our companies and products under the ECOtality brand as well as under their historic brand names. We are striving to build a strong corporate identity as a “leader in clean electric transportation and storage technologies”. This corporate branding of group products is an important part of our strategy to provide individual and integrated electro-centric products and solutions. Product marketing is handled on a divisional and subsidiary level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of our corporate headquarters in Scottsdale, Arizona.

The majority of our products and services are sold directly on a business-to-business basis. ECOtality Stores conducts sales operations through the internet of hydrogen fuel cell products and educational kits and systems.

Government

The energy industry is highly regulated. Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government grants for research and development are often the precursors to the acceptance of and government incentives for new clean technologies. We closely track government policy and strategy as it relates to renewable and clean tech energy. Our eTec subsidiary has a large portfolio of DOE contracts and is in regular contact with leaders of U.S energy and technology policies.

President-elect Barack Obama has made various claims during his Presidential campaign that suggests he will be a strong proponent of grid connected vehicles and their supporting infrastructure. Specifically, President Obama’s campaign website (www.barackobama.com) stated a primary goal of the Obama Administration would be to “make the U.S. a leader on climate change” and to "put 1 million Plug-In Hybrid cars -- cars that can get up to 150 miles per gallon -- on the road by 2015.” Other goals of the Obama plan included:

•
Invest $150 billion over 10 years to accelerate the commercialization of plug-in hybrids (PHEVs), commercial scale renewable energy, low emissions coal plants, the next generation of fuel infrastructure and the transition to a new digital electricity grid.

•	Convert the entire White House fleet to plug-ins within his first year of office

•	Ensure that half of all cars purchased by the federal government be PHEVs or EVs by 2012

•	Provide a $7,000 tax credit for the purchase of advanced technology vehicles as well as conversion tax credits

•	Require 10% of electricity to come from renewable sources by 2012,

We believe that the Obama Administration will help advance the electric transportation technologies and will provide substantial funding opportunities to establish and advance renewable energy infrastructure, electric grid enhancements, and physical infrastructure to support this new method of transportation.  At the very least, substantial tax incentives and rebates are offered for the purchase and use of reduced emissions vehicles, for which all grid-connected vehicles currently apply, that are designed to support consumer adoption.  With our strong focus on electric transportation infrastructure, grid-connected vehicles, and renewable energy technologies, we believe the focus by the Obama Administration will provide strong funding opportunities for us and our core technologies.

eTec’s portfolio of battery-charging and fast-charging systems may be subject to regulation under the 2002 National Electric Code (“NEC”), which is a model code adopted by the National Fire Protection Association that governs, among other things, the installation of charging systems.  Accordingly, any of our systems installed in a jurisdiction that has adopted the 2002 NEC must be installed in accordance with Article 692. Additionally, standards are being devised by the Society of Automotive Engineers (SAE) for the connection and communications standards between battery charging systems and grid-connected vehicles.  Our eTec subsidiary occupies leadership positions on both the SAE’s Level 2 and Level 3 (fast-charging) committees. We expect all of our electric vehicle supply equipment (EVSE) to comply with the necessary SAE standards and specifications.

The Federal Bayh-Dole Act requires the California Institute of Technology (CalTech- operators of NASA’s JPL) to grant to the Federal government a worldwide, non-exclusive, non-transferable, irrevocable, paid-up license in connection with any invention developed under the Hydrality license agreement.  Therefore, under this provision, the Federal government would have a license to use each subject invention for NASA-related applications and for other applications of the Federal government.

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

The primary direct competitors to the eTec SuperCharge and Minit-Charger systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, Power Designers, LLC, and C&D Technologies, Inc. Some of the major industrial battery suppliers have begun to align themselves with fast charge suppliers, creating a potentially more significant source of competition. In addition, the eTec SuperCharge and Minit-Charger systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the  eTec SuperCharge  and  Minit-Charger  fast charge systems reduces or eliminate the need for extra batteries..

Electric Vehicle Infrastructure Competition

Electric vehicle infrastructure refers to companies that provide electric vehicle supply equipment (EVSE) and services that support grid-connected vehicles. From a product standpoint, this would primarily include the physical charging system hardware and integrated software requirements. While the market is still in its relative infancy, competing firms that have publically announced intentions to enter this market include Better Place, Coulomb Technologies, Aerovironment, Inc., Aker Wade Power Technologies, LLC, Delta-Q Technologies and Elektromotive (UK). We are unaware of any competitor with comparable actual experience in installing EV infrastructure in North America. Additionally, we are unaware of any competitor that are actively engaged in extensive consulting operations for major automotive OEMS, utilities, governmental organizations, research institutes, or industry and trade groups.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2008, in the United States we held three patent applications and sixteen issued patents, which will expire at various times between 2010 and 2021. We also held two PCT patent applications, two Canadian patent applications, one Japanese patent application, one European patent application, eleven issued Canadian patents, four issued Japanese patents, seven issued European patents, and one issued Australian patent. Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, and thin-cell battery technologies.

In 2007, we acquired the Minit-Charger business of Edison Source, a division of Edison International. The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging. In March of 2008, all eTec fast-charging products, including the eTec SuperCharge product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger), we are better able to streamline our operations and sales and marketing efforts.

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger. Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™ - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

In May 2006, CalTech filed a provisional patent application on the hydrogen technology being developed pursuant to a task plan between ECOtality and Jet Propulsion Laboratory (“JPL”), a Federally Funded Research and Development Center for the National Aeronautics and Space Administration (“NASA”).  The California Institute of Technology (“CalTech”) is the operator of JPL and assignee of its patent and technology rights.  On May 7, 2007, a non-provisional patent application was filed by Stinson Morrison Hecker LLP in the name of California Institute of Technology as assignee and ECOtality, Inc. as exclusive licensee of the technology, for a Method and System for Storing and Generating Hydrogen, claiming priority from a provisional application filed by CalTech on May 8, 2006  The details of the patent application and invention are confidential until publication or issue, which did not occur prior December 31, 2008. The patent application is generally directed towards the hydrogen reactor design that has been under development.

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

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger. Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™  - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

In 2007, we acquired the Minit-Charger business of Edison Source, a division of Edison International . The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging In March of 2008, all eTec fast-charging products, including the eTec SuperCharge product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger), we are better able to streamline our operations and sales and marketing efforts.

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

Status of any announced new product or service

On May 28, 2008, eTec announced the launch of the eTec Bridge Power Manager (BPM) that allows for eTec Minit-Charger’s fast-charge systems for electric ground support equipment (eGSE) to share power with existing 480VAC supply circuits at airport terminal gates and jetway bridges. The eTec Bridge Power Manager significantly reduces infrastructure transition and conversion costs by utilizing existing 480VAC gate power supply circuits that are typically used only when a jetway bridge is aligning with a plane. The BPM decreases power to Minit-Charger fast charge systems when a jetway bridge is in use, then returns to full power once the bridge is aligned. Up to four fast charge ports can operate from each existing bridge supply with no impact to the airport operations. By eliminating the need for new supply circuits, the BPM substantially reduces transition costs as it provides a solution for the lengthy time needed to design and construct new power circuits at an airport. As electric ground support equipment has been shown to reduce annual fueling costs by 70 to 80% and total operating costs by 30 to 40% (when compared to internal combustion engine ground support equipment that operates on gasoline or diesel fuel), the BPM additionally increases efficiency by saving time and electricity by allowing electric GSE fleets to recharge at the site of operation.

On July 22, 2008, ECOtality’s eTec announced it has launched a Plug-in Hybrid Electric Vehicles (PHEVs) Grid Interaction Project to demonstrate and evaluate bi-directional fast-charging operations for PHEVs in conjunction with smart grid technologies for facility energy management. Funded by the USDOE through Idaho National Laboratory (INL) and supported by project partner V2Green, the project will demonstrate eTec’s ability to fast-charge a PHEV in 10 minutes and will analyze the benefits and costs of using the energy storage capability of PHEVs to provide energy back to a smart metered electric grid system. Pairing the eTec Minit-Charger fast-charge system with utility smart meter interconnections, the PHEV Grid Interaction Project will demonstrate and evaluate a bi-directional fast-charge system capable of both fast-charging a PHEV in 10 minutes and supplying the stored energy of a PHEV back to a smart grid. The project utilizes V2Green’s smart grid technology to enable charging facilities (home or business) to communicate and adaptively control the flow of energy between the fast-charged PHEVs and the grid. Better energy consumption management results from vehicles recharging during off-peak periods and providing stored energy back to the grid during periods of peak-demand. The project will also evaluate the impact of bi-directional fast-charging on PHEV battery life and performance as PHEVs involved in the project will be subject to strenuous charge-discharge cycles as each vehicle will be operated for a total of 5,440 miles.

On July 29, 2008, eTec announced the launch of the new eTec Minit-Charger SC battery fast-charging system. Approved by Underwriters Laboratories Inc. (UL), the SC Charger utilizes Minit-Charger’s patented advanced algorithm technology to provide a lighter, compact and a more cost-effective fast-charging system that serves a variety of material handling equipment applications. The SC Charger is a high-frequency, single-connector charger designed for medium and heavy duty applications. Providing up to 250 amps of output, the SC Charger can fast-charge battery systems of 36 volts or lower four times faster than convention charger. The SC Charger features a light and compact design that allows for the system to be pole or wall mounted in order to save valuable floor space and allows better cable management. The SC Charger also features advanced data collection capabilities, including the patented Minit-Trak™ fleet and system data management system, which provides the most comprehensive performance evaluation of a battery’s state-of-health and state-of-charge and automatically adjusts its charging rates to increase and maximize battery life.

Employees

As of December 31, 2008, we had 45employees, including 15 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Key Transactions in 2007

Name Change

ECOtality, Inc. was originally incorporated in Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products.  In early 2006 we commenced the development of our Hydrality technology.  On November 14, 2006, we changed our name to “ECOtality, Inc.” We are currently are the parent company of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy Power), Portable Energy De Mexico, S.A. DE C.V. (our subsidiary located in Tijuana , Mexico), and ECOtality Stores, Inc. dba Fuel Cell Store, each of which is wholly owned by us, and of Innergy Power Systems, which is a operated as a division of ECOtality, Inc.

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

On June 11, 2007, we bought the assets of the Fuel Cell Store (www.FuelCellStore.com), a small web-based seller of educational fuel cell products. The Fuel Cell Store product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services for establishing educational programs for all levels of educational institutions.  Since Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the Fuel Cell Store through our wholly-owned subsidiary, ECOtality Stores, Inc.  While revenue producing activities, remained the same, we moved the location of the Fuel Cell Store to San Diego California in December, 2007 andchanged the distribution system through inventory control procedures, and expanded the customer base through increased emphasis on marketing.  We sell Fuel Cell Store products through our own ECOtality Store’s website.

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

October 2007 Acquisition – Innergy Power Systems

On October 1, 2007 we closed on the purchase of certain assets of Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V., pursuant to an agreement that we entered into on September, 18, 2007.  Innergy designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The purchase price for the assets was 3,000,000 shares of our common stock.  We guaranteed to the sellers that the shares of our common stock issued in the transaction would be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we would be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller the difference in cash.  The shares were issued to the seller and are subject to piggy back registration rights and a lock-up agreement. On October 1, 2008 we issued  2,000,000 shares of our common stock to settle the outstanding acquisition purchase price guarantee.

November 2007 Acquisition-  eTec Group of Companies

On November 6, 2007 we signed an agreement to acquire all of the outstanding stock of the Clarity Group, Inc. and its affiliate, Electric Transportation Engineering Corporation (eTec), through a stock purchase agreement.  eTec provides technical support and field services for all aspects of electric vehicle infrastructure.  eTec operates as our wholly owned subsidiary and as of December 31, 2008 there were no changes to the eTec’s management team.

The aggregate purchase price for the outstanding capital stock of eTec was $3,000,000 in cash and 6,500,000 shares of our common stock.   Of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 was to be paid in 10 equal monthly installments, beginning December 1, 2007.  . The 6,500,000 shares were issued in the following manner: 6,500,000 were issued upon the close of the stock purchase agreement, 3,250,000 were released on date of signing, and 3,250,000 were released by our corporate secretary on the first anniversary of the closing of the stock purchase agreement, subject to any indemnity claims.  The shares bear a restrictive legend and are not subject to piggy back registration rights.

November 2007 Financing (this note should be read in conjunction with the "August Amendment" Note)

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

The Original Issue Discount Secured Debentures are due on May 6, 2010, were sold at an 8% discount, and are convertible into our common stock, at the investors’ option, at a conversion price equal to $0.30 per share.  We will not have the right to prepay any portion of the principal amount of the November 2007 Debentures without the prior written consent of the holder. Beginning on May 6, 2008, and continuing on the same date of each successive month thereafter, we must repay 1/24 th  of the original principal amount of the Debentures plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder in respect of the Debenture.  The holders of the November 2007 Debentures will not have the right to convert the November 2007 Debentures, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common stock immediately after giving effect to such conversion.

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

We may, at our option, redeem the November 2007 Debentures if we meet certain equity conditions and if we deliver a notice to the debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the November 2007 Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of the Debentures on the 30 th  Trading Day following such notice.  On that 30 th  trading day, the redemption amount is payable in full to the debenture holders.

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

December 2007 Financing (this note should be read in conjunction with the "August Amendment" Note)

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706.  We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

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

The Original Issue Discount Secured Debentures are due on June 6, 2010, were sold at an 8% discount, and are convertible into our common stock, at the investors’ option, at a conversion price equal to $0.32 per share.  We will not have the right to prepay any portion of the principal amount of the Debentures without the prior written consent of the holder. Beginning on June 4, 2008, and continuing on the same date of each successive month thereafter, we must repay 1/24 th  of the original principal amount of the Debenture plus accrued but unpaid interest, liquidated damages, if any, and any other amounts then owing to the holder in respect of the Debenture.  The holders of the Debentures will not have the right to convert the Debentures, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common stock immediately after giving effect to such conversion.

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

We may, at our option, redeem the December 2007 Debentures if we meet certain equity conditions and if we deliver a notice to the debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the December 2007 Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of the Debentures on the 30 th  Trading Day following such notice.  On that 30 th  trading day, the redemption amount is payable in full to the debenture holders.

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

August Amendment to the November and December Debentures
                As described above, in November and December of 2007, we received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, we issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of our common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue.

               On August 29, 2008 we signed an Amendment to the Debenture agreements deferring these payments. The purpose of the agreement was to provide us time to fund our working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligned with our short term working capital plan and provided time to achieve our objectives in this regard.  In exchange for the Amendment to the Debentures, we agreed to:

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

2.	Current ratio adjusted for non-cash liabilities

3.	Corporate Headquarters accounts payable amount

Subsequent Debenture Amendment

               Subsequently, on March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”) (aggregate principal amount equal to $4,971,588 at December 31, 2008) and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”) (aggregate principle amount equal to $2,203,138 at December 31, 2008).  The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”), and BridgePointe Master Find Ltd  (“BridgePointe”)(individually referred to as “Holder” and collectively as the “Holders”). The Agreement’s effective date is January 1, 2009.

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we have requested our debenture holders further extend a waiver of debt service requirements.  Therefore, in exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debentures to $.06.

B.
The Holders collectively shall maintain an equity position in the Company, in fully diluted shares, of 50.4%. Should the Holders’ equity position collectively become less than the 50.4%, the Company shall issue warrants to each Holder, pro-ratably to bring Holders’ equity position back to 50.4%.

C.	Additional covenants related to not exceeding $2,000,000 accounts payable amount or payment of other liabilities while the debentures are outstanding.

D.
The right to recommend for placement on the Company's Board of Directors, a nominee by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC. Such a recommendation shall meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominee shall serve until such time as the Company has redeemed the debentures.

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended to have an exercise price of $0.06 (to the extent that such exercise price was previously above $0.06), and the expiration dates shall be extended to May 1, 2014.

F.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company.  The proposal shall increase the number of authorized common shares from 300,000,000 to 500,000,000.

G.
In addition, the Securities Agreement, dated November 6, 2007 and all UCC-1 filings made as required thereof, shall be amended to include each of the Company’s current and future Patents and Trademarks. In addition the Company shall file notice of the Assignment for Security of the Company’s current and any future Patents and Trademarks with the United States Patent and Trademark Office and other foreign countries as appropriate.

We believe this latest extension is timely and consideration appropriate, given the growing and significant potential opportunities to successfully achieve our capital objectives based on the strength and appeal of our products and technical expertise in the electric vehicle microclimate infrastructure environment.

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

Through JPL and others, we have been  in the process of commercially developing our Hydrality technology.  The Hydrality technology is new and commercially untested and there can be no assurance that we can develop the technology or that the technology will result in the creation of commercially saleable products.  If the technology cannot be developed, we will be unable to remain in this business.

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

We incurred a net loss of $13,691,964 in 2007 and $8,067,211 in 2008 We had an accumulated deficit of $(36,337,624) at December 31, 2008 and we may incur losses in the future. In addition, we expect our operating expenses to increase as we expand our operations. Our ability to reach profitability depends on a number of factors, including the growth rate of the renewable energy industry, the continued market acceptance electric transportation systems, solar products and battery products, and the competitiveness of our technology and engineering services. If we are unable to generate sufficient net sales to sustain profitability and positive cash flows, we could be unable to satisfy our commitments and may have to discontinue operations.

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

Our products are sold with various materials and workmanship warranty for technical defects and a ten year and twenty-five year warranty against declines of more than 10% and 20% of their initial rated power, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our products and recognized net sales. As of December 31, 2008, our accrued warranty expense amounted to approximately $163,751.

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

We are dependent on the services of Jonathan Read our Chief Executive Officer, Barry Baer, our Chief Financial Officer, Don Karner, President of our eTec subsidiary, and other members of our senior management team. The loss of Messrs. Read, Baer, Karner, or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Read, Baer, Karner, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice.

Failure to Maintain our small management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and prove unsuccessful.

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

As of December 31, 2008 members of our Board of Directors and our executive officers, together with their affiliates, own approximately 36.5% of our outstanding common stock.  Accordingly, these stockholders, if they act together, may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

As of December 31, 2008, we had 129,422,861 shares of common stock issued and outstanding as well as outstanding warrants to purchase an additional 57,838,729 shares of common stock.  Based upon our debenture deferments and waivers signed in 2008 and 2009, there may be an additional 122 million shares outstanding if all warrants are exercised and the debentures are redeemed.

If we are not successful in meeting our Debenture covenant requirements we maybe declared in default on the debentures Should we be declared in default we could risk losing the assets of our company to the debenture holders. Should this event occur, then our shares may not have any value for our share holders.

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

Our lease terms range from month to month through to 2013, with all terminating on or before June of 2013.

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

2005	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter	$	n/a	$	n/a

2006	High	Low
First Quarter	$1.95	$0.33
Second Quarter	$1.59	$1.08
Third Quarter	$1.50	$1.10
Fourth Quarter	$2.07	$1.20

2007	High	Low
First Quarter	$1.72	$0.58
Second Quarter	$1.07	$0.11
Third Quarter	$0.60	$0.28
Fourth Quarter	$0.40	0.18

2008	High	Low
First Quarter	$0.31	$0.13
Second Quarter	$0.20	$0.14
Third Quarter	$0.16	$0.06
Fourth Quarter	$0.09	.03

On December 31, 2008 the closing bid price on the OTC Bulletin Board for our common stock was $0.03 per share.

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

Shares Available Under Rule 144

As of April 10, 2009, we had 160,756,194 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

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

Holders

As of December 31, 2008, we had approximately 129,42,861 shares of $0.001 par value common stock issued and outstanding held by 473 shareholders of record.  ECOtality, Inc.’s Transfer Agent is:  Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides the following information as of December 31, 2008, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

	Number of Shares
Total Securities Approved to be issued under the Equity Compensation Plan	10,000,000

Securities to be issued upon exercise of outstanding options, warrants and rights	2,950,000	(1)
Securities Committed to Approved Compensation Plans not yet Issued	100,000
Number of Securities Issued from Plan to Date	2,005,000

Number of securities remaining available for future issuance	4,945,000

(1)  Weighted Average Price of Outstanding Options, Warrants and Rights is $0.17 per share

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

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706.We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

•	$1,764,706.50 in Secured Original Issue Discount Convertible Debentures; and

•	Common Stock Purchase Warrants to purchase 2,941,177 shares of common stock at $0.32 per share for a period of five years.

The warrants are exercisable to purchase one share of common stock at $0.30 per share, and have a term of exercise equal to 5 years.  The Warrant holders may not exercise the Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common stock following such exercise.  As of December 31, 2008, 100,000 shares of common stock had been issued upon conversion of the debentures issued on December 6, 2007.

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

Overview of the Business

We were incorporated in Nevada in 1999.  We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate the market applicability of advanced electric technologies to replace carbon-based fuels. We are a leader in providing electricvehicle infrastructure products and solutions that are used in on-road grid-connected vehicles (including plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV)), material handling and airport electric ground support applications. Through our main operating subsidiary, Electric Transportation Engineering Corporation (eTec), our  primary product offering is the Minit-Charger line of advanced battery fast-charge systems that are designed for various motive applications. In addition to our  electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our subsidiaries and primary operating segments consist of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy),  and ECOtality Stores (dba Fuel Cell Store). In addition we have a wholly owned subsidiary in Mexico providing manufacturing services for us.

We operate with a commercial “electro-centric” strategy, targeting only products and companies involved in the creation, storage, and/or delivery of clean or renewable electric power. This strategy has resulted in the development and acquisition of various operating companies.. While focused on electric transportation infrastructure, we have developed a diversified technology portfolio that is linked through the ability to deliver comprehensive electro-centric energy alternatives and solutions. By establishing a technologically diverse multi-product base we are able to mitigate the uncertainty of clean technology demands and regulatory changes. Our current primary focus is to facilitate and execute the development and implementation of electric vehicle charging infrastructure in anticipation of mass commercialization of plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV) in the 2010 to 2012 timeframe.

Electric Transportation Engineering Corporation (eTec)

Electric Transportation Engineering Corporation (eTec) was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles. As our primary operating subsidiary, eTec is a recognized leader in the research, development and testing of advanced transportation and energy systems, and is the exclusive provider of the Minit-Charger line of battery fast-charge systems and technologies. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructures, eTec offers consulting, technical support and field services and is committed to developing and commercially advancing clean electric technologies with clear market advantages.

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger. Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™  - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

In 2007, we acquired the Minit-Charger business of Edison Source, a division of Edison International . The core Minit-Charger technology allows for material handling equipment to convert to electric power systems that can be charged quickly, conveniently and efficiently, thereby eliminating the need for propane or diesel-powered equipment or for backup batteries and costly change-out operations required with traditional straight-line charging.. eTec’s Minit-Charger line of battery fast charge systems has a large customer base that consists of Fortune 500 companies and other corporate entities throughout North America.

In March of 2008, all eTec fast-charging products, including the eTec SuperCharge product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger), we are better able to streamline our operations and sales and marketing efforts. The complete portfolio of eTec Minit-Charger products provides eTec with a leadership position in current fast charging markets and well positions us to capitalize on the rapidly growing clean technology sector for electric vehicle infrastructure technologies. We believe Minit-Charger is the most superior fast-charge technology on the market as it is a smart charging system that can charge batteries (of almost all chemistries) as fast as possible, while best controlling the battery temperature and avoiding the devastating effects of overcharging.

eTec has a comparatively long history in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or primary and consulting engineer for projects with the United States Department of Energy (DoE), several national research laboratories, national energy storage consortiums, and large electric utilities where they provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Their work has been in the areas of electric vehicle systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, hydrogen creation, storage and dispensing systems, and coal gasification programs. Currently, eTec is holds the exclusive contract for the DoE’s Advanced Vehicle Testing Activity (AVTA) program and has conducted more than 6 million miles of vehicle testing on more than 200 advanced fuel vehicles.

eTec was acquired as an expansion platform for its core expertise in battery technologies, fast charging systems, energy distribution infrastructure, and advanced vehicle technologies and testing, which includes electric vehicle (EV), hybrid electric vehicle (HEV), plug-in hybrid electric vehicle (PHEV) and hydrogen vehicle technologies. We believe that eTec will expand its core technologies through new product development, joint ventures, acquisitions and organic growth. As eTec has unparalleled experience with electric vehicle infrastructure, we believe our experience with electric vehicles infrastructure, our knowledge of the vehicle and battery systems, as well as our industry leading fast-charging technology provides us with a distinct competitive advantage to be leading provider of electric vehicle infrastructure services and installation.

eTec has been involved in every North American EV initiative to date and is a leading provider of solutions for electric vehicles and its supporting infrastructure. Currently, eTec has installed more than 5,100 charging stations for motive applications, and has installed more chargers for on-road applications than any other company in North America.

Innergy Power Systems

Founded in 1989, Innergy Power Systems is based in San Diego, California with a manufacturing facility in Tijuana, Mexico. Innergy is the only North American manufacturer of both renewable energy solar modules and thin-sealed rechargeable batteries, as its solar photovoltaic (PV) product line addresses the burgeoning worldwide demand for solar energy products and off-grid power. Innergy’s fiberglass reinforced panel (FRP) solar modules are designed to meet a broad  range of applications for emergency preparedness and recreation, where quality, durability, rugged construction and light weight are important in the outdoor environment. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy and our wholly owned subsidiary providing manufacturing services, Portable Energy De Mexico, S.A. DE C.V., provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including eTec’s Minit-Charger products.  Innergy  provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, as well as provides strong manufacturing and assembly operations to assist other aspects ofour business. While we expect solar to become a major future energy source, Innergy’s battery systems that support the growing electric vehicle market is quickly expanding and we expect the combination of solar solutions and new battery sales to contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

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

Hydrality™

Hydrality™ is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc. continues to have strong promise for a variety of commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

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

On June 11, 2007, we bought the assets of the Fuel Cell Store (www.FuelCellStore.com), a small web-based seller of educational fuel cell products. The Fuel Cell Store product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services for establishing educational programs for all levels of educational institutions.  Since Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the Fuel Cell Store through our wholly-owned subsidiary, ECOtality Stores, Inc.  While revenue producing activities, facilities and employees has initially remained the same, we have changed the distribution system through inventory control procedures, and expanded the customer base through increased emphasis on marketing.  We sell Fuel Cell Store products through our own ECOtality Store’s website (www.fuelcellstore.com).

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

Our Hydrality System

We have been developing Hydrality™, a system that stores and delivers hydrogen on-demand using magnesium compounds and water. When used in conjunction with existing fuel cell technology, Hydrality emits only pure water and produces no harmful emissions.

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

While we are now are in the process of investigating and analyzing third-generation reactor models, we anticipate this to be a long term project given the minimal amount of funds we are expending on this research and development effort.  Laboratory-scale test reactors are being used to gather data for the purpose of characterizing the reactor and constructing analytical design models.  It is anticipated that patent protection will be sought on one or more aspects or features of the third-generation reactor.  However, it is not our stated intent to manufacture reactors. Rather, it is our intent to use the third-generation reactors to demonstrate the technology, and then license the technology and/or the reactor design to others for commercialization. The specifications of the commercial reactors have not yet been determined, and the designs will vary based on different customer application requirements.

Status of any announced new product or service

Throughout 2008, the Company has stressed its focus on being the leading supplier of electric vehicle infrastructure. We have also continued to reiterate that although we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

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

Current transportation industry trends suggest that the commercial viability of hydrogen fuel cell vehicles remains on the distant horizon (about 10 years away) due to cost and efficiency problems with underlying fuel cell technologies. Being reactive and reflexive to these market trends, we have reduced the developmental costs of Hydrality for transportation applications to pursue additional applications with immediate commercial applicability in 2008. With the current shift in the transportation market towards plug-in hybrid vehicles (PHEV) and pure electric vehicles (EV), we will aggressively explore the use of eTec’s fast charging systems in PHEV and EV infrastructure applications.  If and when fuel cell technologies begin to present a practical and economically viable solution for alternative electric propulsion systems, the Company will be prepared to capitalize upon the ongoing research and development efforts of Hydrality to modify the system for use in transportation applications.

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

In October of 2007, we announced that we will participate in the Arizona Public Service (APS) Advanced Hydrogasification Project (AHP).  APS, Arizona’s largest public utility company, has previously received $8.9 million in funding for this pilot project from the U.S. Department of Energy (DOE). The objective of this partnership is to investigate the use of Hydrality™ – an on-demand hydrogen production and storage technology – to support APS’ hydrogasification efforts to deliver “clean” electricity to the public. The Hydrality testing is currently estimated to commence in the middle of 2008.  The AHP program is a collaborative project among APS and industry partners, including the Department of Energy’s National Energy Technology Laboratory (NETL), to develop an economical process of producing substitute natural gas (SNG) from coal without the release of carbon dioxide, a known greenhouse gas. The APS project will use hydrogen to react with coal in a high temperature and pressure reaction that ultimately produces methane that can be injected into existing natural gas pipelines. Specifically aimed at supporting the AHP hydrogasification efforts, the project will conduct testing to evaluate the process kinetics and reactor dynamics of our Hydrality process for large-scale hydrogen production and storage applications .

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

2007 and 2008 PROFOMA Results

The unaudited pro forma consolidated statement of operations for the years ended December 31, 2008 and 2007 combines our historical results, Inc and the unaudited pro forma results of the four companies acquired during 2007 and gives effect to the acquisitions as if they occurred on January 1, 2007.  Pro forma adjustments have been made related to impairment of goodwill.  The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains our 2008 reported figures and unaudited pro forma results for the year ended December 31, 2007 as if the acquisitions occurring in the fourth quarter ending December 31, 2007 had occurred on January 1, 2007

	Year Ended December 31,
	2008	2007
	Reported	Reported	Pro Forma
Net Revenues	$11,187,384	$2,588,658	$13,723,131
Net Income (loss)	$(8,067,211)	$(13,691,964)	$(15,587,966)
Net (loss) per share-basic and fully diluted	$(0.06)	$(0.12)	$(0.14)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, we identified our segments based on the way we expect to organize our Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have concluded we have three reportable segments for the year ended December 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the year ended December 31, 2008.

Summarized financial information concerning our reportable segments for the year ended December 31, 2007 and 2008 are as follows:

Year Ended	ECOtality/		eTec/
December 31, 2007	Fuel Cell Store	Innergy	Minit-Charger	Total
Total net operating revenues	$769,986	$716,406	$1,102,266	$2,588,658
Depreciation and amortization	134,756	6,259	56,170	197,185
Operating income (loss)	(8,809,018)	(2,461,500)	(1,124,362)	(12,394,880)
Interest expense	(284,754)	—	(358)	(285,112)
Interest income	56,288	1,223	14	57,525
Registration rights penalty expense	(1,069,497)	—	—	(1,069,497)
Income (loss) before income tax	(10,106,981)	(2,460,277)	(1,124,706)	(13,691,964)
Income tax provision (benefit)	—	—	—	—
Total assets	6,144,355	694,921	4,814,749	11,654,025

YEAR ENDED DECEMBER 31, 2008

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$8,072,664	$2,324,170	$790,549	$11,187,383
Depreciation and amortization	$470,929	$6,229	$3,560	$480,718
Operating income (loss)	$(528,193)	$(40,368)	$49,859	$(518,702)
Interest Income	$9,632	$519	$-	$10,151
Gain / (Loss) on disposal of assets	$(95)	$-	$-	$(95)
Other Income - Working Capital True Up	$364,645	$-	$-	$364,645
Segment Income before Corporate Overhead Allocation	$(154,011)	$(39,849)	$49,859	$(144,001)
Corporate Overhead Allocation	$5,721,432	$1,534,970	$531,566	$7,787,968
Segment Income / (Loss)	$(5,875,443)	$(1,574,819)	$(481,707)	$(7,931,969)

Not Included in segment income:
Depreciation on Corporate Assets				$135,241
Reported Net income after tax				$(8,067,210)
Capital Expenditures	$251,260	$12,025	$-	$263,285

Total segment assets - excluding intercompany receivables	$3,637,112	$512,532	$158,599	$4,308,243
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$1,022,336
Total Reported Assets				$8,826,457

Results of Operations

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

CONSOLIDATED RESULTS

It is difficult to compare the year ended December 31, 2008 results for the same period in 2007 as we have transformed ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation and the impact of the global economic slowdown.

In the year ended December 31, 2008, we had revenues of $11,187,384 compared to the year ended December 31, 2007 of $2,588,658. The 2007 revenue is attributable to Fuel Cell Store and approximately one to two months of sales for our three subsequent acquisitions (eTec/Minit Charger and Innergy) made during the fourth quarter of 2007. The cost of goods sold percentage for the year ending December 31, 2008 was 63% leaving us with a gross profit of $4,078,839, as compared to 54% and $1,187,730 for the same period in 2007. The increase in revenues in 2008 as compared to 2007 is consistent with our efforts in 2007 to move from being a development stage company to a revenue-generating renewable energy company.

Operating Expense

Total operating expenses during the year ended December 31, 2008 were $7,900,473 compared to $13,582,610 for the year ended December 31, 2007.  General and administrative expenses were $6,991,804 or 88% of total operating expenses for the year ended December 31, 2008 compared with $6,121,914 or 45% for the year ended December 31, 2007. The increases in general and operating expenses are described below:

Professional fees were $417,767 for the year ended December 31, 2008 compared with $1,446,239 for year ended December 31, 2007.  This decrease is driven by increased efficiencies and our consolidation of business activities following the heightened activity at the end of the 2007 acquisition period. New media, marketing, advertising and investor and public relations expenses were $253,301 for the year ended December 31, 2008 compared with $792,464 for the year ended December 31, 2007 with the reduction primarily attributable to the gradual decrease in spending in 2008 around investor relations related to our acquisitions.  Legal fees were $448,943 for the year ended December 31, 2008 compared with $517,450 for the year ended December 31, 2007 and accounting fees were $155,981 for the year ended December 31, 2008 compared with $379,535 for the year ended December 31, 2006.  Both legal and accounting fee reductions are a direct result of reduced regulatory and audit work in support of the business post-acquisition, following our successful integration of our new businesses.  Executive compensation (not including subsidiary executives) was $659,300 for the year ended December 31, 2008 compared with $966,831 for the year ended December 31, 2007.  The higher figure in 2007 is attributable to a bonus and stock award to our chief executive officer.

Depreciation expense was $615,960 for the year ended December 31, 2008 compared to $197,185 for the year ended December 31, 2007.  The increase is based on new depreciation for the assets acquired as part of the acquisitions.  All other general and administrative spending totaled $6,991,804 for the year ended December 31, 2008 compared to $6,121,914 for the year ended December 31, 2007.  The increase is attributable to our acquisitions which represent $3,973,056 of 2008 expenses, as compared to a total of $1,683,692 for a comparable period in 2007.

Expenses for research and development totaled $292,709 for the year ended December 31, 2008 compared to $1,362,098 for year ended December 31, 2007.  This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future

The settlement expense of $1,800,000 incurred in year ended December 31, 2007 is related to the settlement with Howard Foote and Elliott Winfield in resolution of all known disputes and uncertainties between them and us related to all agreements and contract entered into concerning the fuel cell intellectual property and technology. We have included this expense as part of our operating costs due to the nature of our business regarding intellectual property.

The impairment expense of $4,101,413 for year ended December 31, 2007 reflects our write-downs of goodwill related to acquisitions made in 2007 attributable to the businesses as follows:  Innergy $2,494,565, MinitCharger $1,280,066 and Ecotality Stores $326,782.   The impairment expense was booked in accordance with SFAS No. 144 as there was a lack of proven future cash flows to support the goodwill initially estimated at the time of purchase.  Since that time, the accretive nature of these acquisitions and the synergistic opportunities they present have afforded us many opportunities and solidified our leadership position in the electric vehicle charging and infrastructure market.

Our operating loss compared favorably with prior year for a loss of $3,821,634 for the year ended December 31, 2008 compared with a loss of $12,394,880 for the year ended December 31, 2007, reflecting an improvement year over year of $8,573,246.  Excluding the one-time settlement and impairment expenses totaling $5,901,413 operating loss for the year ended December 31, 2008 was favorable $2,671,833.

For the year ended December 31, 2008, we earned interest income in the amount of $17,184 compared with $57,525 for the year ended December 31, 2007.

Interest expense was $4,620,364 for the year ended December 31, 2008 compared to $285,112 for the year ended December 31, 2007.  The higher amount for 2008 was driven by the standard interest and the additional fees related to our waiver on the convertible debentures we issued in November and December of 2007.  Loss on disposal of assets was $7,043 for the year ended December 31, 2008 compared to $0 for the period ended December 31, 2008.  Other income was $364,646 for the year ended December 31, 2008 compared to $0 for prior year. The 2008 figure is attributable to the Net Working Capital True up associated with our Minit-Charger acquisition.

Other expense was $0 for the year ended December 31, 2008 compared to $1,069,497 for the year ended December 31, 2007.  The 2007 figure is fully attributable to a reserve we established to cover penalties in conjunction with registering our common shares of stock with the SEC.  The amount we reserved was based upon the number of shares that were issued.

Our net loss after other income and expenses compared favorably for year ended December 31, 2008 for a loss of  $8,067,211 compared with a $13,691,964 loss for year ended December 31, 2007.

Liquidity and Capital Resources

We have reached the point that we are unable to finance our operations and meet our debt obligations without an infusion of capital.  This may preclude our ability continue operations as indicated in Note #2 Going Concern.

As of December 31, 2008, we had $327,332 of cash on hand and held certificates of deposit in the amount of $28,044 compared to year end 2007 balances of $677,318 of cash on hand and $1,197,784 in certificates of deposit.

We utilized cash for operating activities in 2008 in the amount of $1,704,742 compared to $3,390,042 for 2007.   In addition, cash used in investing activities was $228,177 for the year ended December 31, 2008 compared to $7,165,977 for 2007.  The variance of $6,957,050 was driven by lower investment in fixed assets (down $143,322), and proceeds from sales of fixed assets in 2008 of $35,108.  Year ended December 31, 2007 also included investment in subsidiaries of $6,759,371.

Cash generated by financing activities was $1,622,938 in 2008 compared to $6,185,369 in 2007. The cash generated in 2008 is related to our Line of Credit with Mr. Karner and Ms. Forbes, our 2007 cash was attributable to the mortgage of our corporate headquarters. Of note is that for the year ended December 31, 2008, net cash used was $349,986 compared to $4,370,650 for the year ended December 31, 2007. This significant improvement is indicative of our transition to being a revenue generating company as well as instituting overall cost controls at corporate headquarters and at our subsidiaries.

Our current financing activities are described below:

Focused cost controls and operational efficiencies implemented in the first half of 2008 supported our ability during that period to generate funds internally to meet our operating cash requirements.

Given our competitive edge in the fast charger market, as well as having efficient plant operating capacity in Mexico, we believed our strengths in the alternative energy field would allow us to achieve our planned objectives, and to generate adequate levels of working capital again in the second half of the year period ending December 31, 2008. These assumptions, however, did not adequately capture the magnitude nor the speed of the economic down turn and its subsequent impact in even the alternative energy field. These external forces restricting growth and access to capital simultaneously resulted in our financing options being very limited and expensive.

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

These successful cash management efforts in the year ended December 31, 2008, while adequate for that period require additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward.

Management’s Plan of Operation

 Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. However, growth consistent with our plans did not occur in the third and fourth quarters of 2008. Sales, consulting services and manufacturing levels remained at lower levels..

We have continued to leverage current invested capital through focused cash management, lean corporate staffing, tight inventory controls and cost-effective operating procedures throughout our organization. This leveraged growth strategy supports our business model in developing commercial applications for the growing clean electric transportation business sector. However we have leveraged our business upon future growth and an ability to sustain our operations dependent upon:

(1)	continued tight management of overall operations while improving margin

(2)	obtaining additional working capital including a bridge loan until additional capital is secured to sustain our growth objectives

(3)	public and private support of alternative energy such that there is a requirement to build the electric vehicle/past changing infrastructure throughout the United States

(4)	economic improvement in the US both from a liquidity standpoint and willingness of the market to invest in alternative energy infrastructure

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at December 31, 2008 was negative by $5,918,712 or a ratio of 0.38 to 1.    This ratio is significantly impacted by the reserve we have established to cover the maximum possible liability associated with the issuance of common stock price guarantees due in 2009 per certain of our acquisition agreements. It should be noted that we have the ability to meet this obligation through the issuance of cash or equity at our discretion.

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

As of December 31, 2008, the Company has four leases in effect for operating space. Future obligations under these commitments are $209,186 for 2009, $203,413 for 2010, and $95,978 for 2011, $98,060 for 2012 and $41,225 for 2013.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. For the year ended December 31, 2008, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to our net loss and were excluded in determining diluted loss per share.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

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

Recent Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard for the year ended December 31, 2008 and 2007.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2008 and 2007

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the years ended December 31, 2008.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

WEAVER & MARTIN Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

To the Board of Directors and Stockholders
Ecotality, Inc. and Subsidiaries
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Ecotality, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  Ecotality’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecotality, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
April 15, 2009

ECOtality, Inc.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets

Current assets:
Cash	$327,332	$677,318
Certificates of deposit	28,044	1,197,784
Receivables, net of allowance for bad debt of $69,176 and $21,743 as of 12/31/08 and 12/31/07 respectively	1,963,073	2,387,542
Inventory, net of allowance for obsolescence of $167,487 and $293,934 as of 12/31/08 and 12/31/07 respectively	1,149,881	1,791,174
Prepaid expenses and other current assets	229,931	477,186
Total current assets	3,698,263	6,531,004

Fixed assets, net accumulated depreciation of $4,283,866 and $3,884,303 as of 12/31/08 and 12/31/07 respectively	1,632,315	2,027,142

Goodwill	3,495,878	3,095,878

Total assets	$8,826,457	$11,654,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,510,277	$1,317,916
Accrued liabilities	848,789	610,615
Accrued Interest	1,281,115	60,131
Liability for purchase price	2,115,253	4,075,000
Note Payable - related party	450,000	-
Current portion of LT Debt, net of discount of $1,530,101 and 1,174,075 as of 12/31/08 and 12/31/07 respectively	3,411,540	1,147,241
Total current liabilities	9,616,975	7,210,903

Total LT Liabilities, net of discount of $548,735 and $2,494,910 as of 12/31/08 and 12/31/07 respectively	1,971,849	1,808,314

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 129,422,861 and 124,224,528 shares issued
and outstanding as of 12/31/08 and 12/31/07, respectively	129,423	124,225
Common stock owed but not issued 75,000 shares at 12/31/08	75	-
Additional paid-in capital	33,485,763	30,780,992
Retained deficit	(36,337,624)	(28,270,409)
Accumulated Foreign Currency Translation Adjustments	(40,006)	-
Total stockholders' equity	(2,762,368)	2,634,808

Total liabilities and stockholders' equity	$8,826,457	$11,654,025

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Consolidated Statement of Operations

	For the Years Ended December 31,
	2008	2007
Revenue	$11,187,384	$2,588,658
Cost of goods sold	7,108,545	1,400,928

Gross profit	4,078,839	1,187,730

Expenses:
Depreciation	615,960	197,185
General and administrative expenses	6,991,804	6,121,914
Research and development	292,709	1,362,098
Settlement Expense	-	1,800,000
Impairment Expense	-	4,101,413
Total expenses	7,900,473	13,582,610

Operating loss	(3,821,634)	(12,394,880)

Other income:
Interest income	17,184	57,525
Other Income	364,646	-
Total other income	381,830	57,525

Other expenses:
Interest expense	4,620,364	285,112
Loss on Disposal of Assets	7,043	-
Registration rights penalty expense	-	1,069,497
Total other expenses	4,627,407	1,354,609

Loss from operations before income taxes	(8,067,211)	(13,691,964)

Provision for income taxes	-	-

Net (loss)	$(8,067,211)	$(13,691,964)

Weighted average number of
common shares outstanding - basic and fully diluted	125,673,412	110,972,340

Net (loss) per share-basic and fully diluted	$(0.06)	$(0.12)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.

Consolidated Statement of Stockholders’ Equity

			Common		Unamortized		Accum
			Stock		Stock		Foreign
			Owed	Additional	Issued		Currency	Total
	Common Stock		but not	Paid-in	for	Retained	Trans	Stockholders’
	Shares	Amount	issued	Capital	Services	Earnings	Adj	Equity
Balance, December 31, 2006	112,999,906	$113,000	$0	$21,788,399	$0	$(14,578,445)	$0	$7,322,954

Cancelled shares: Foote & Winfield	(6,000,000)	$(6,000)		$6,000				$0

Shares issued for settlement of escrow				$1,200,000				$1,200,000

Shares issued for professional services	790,000	$790		$399,610				$400,400

Shares issued for compensation	750,000	$750		$315,250	$(225,000)			$91,000

Shares issued for warrants	434,632	$435		$(435)				$0

Shares issued for acquisitions	11,800,000	$11,800		$2,922,200				$2,934,000

Penalty shares issued	3,449,991	$3,450		$1,066,047				$1,069,497

Option issued to purchase Ecotality shares				$460,377	$(281,300)			$179,077

Convertible debentures issued				$2,993,901				$2,993,901

Amortization of stock issued for services					135,943			$135,943

Accumulated Foreign Currency Translation Adj							$0	$0
Net (loss)
For the year ended December 31, 2007						$(13,691,964)	$0	$(13,691,964)
Balance, December 31, 2007	124,224,528	$124,225		$31,151,349	$(370,357)	$(28,270,409)	$0	$2,634,808

Shares issued for professional services	565,000	$565		$81,160				$81,725

Shares issued for Conversion of Debt	333,333	$333		$99,667				$100,000

Option issued to purchase Ecotality Shares				$55,168				$55,168

Option issued for compensation	300,000	$300	$75	$24,625				$25,000

Options Revalued per Purchase Agreements				$2,195,000				$2,195,000

Amortization of stock issued for services					$253,151			$253,151

Shares issued for 2007 acquisitions	4,000,000	$4,000		$(4,000)				$-

Accumulated Foreign Currency Translation Adjustments							$(40,006)	$(40,006)

Net (loss)
For the year ended December 31, 2008						$(8,067,214)		$(8,067,214)
Balance, December 31, 2008	129,422,861	$129,423	$75	$33,602,969	$(117,206)	$(36,337,623)	$(40,006)	$(2,762,368)

The accompanying notes are an integral part of these consolidated financial statements.

ECOtality, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2008	2007

Cash flows from operating activities
Net Income (loss)	$(8,067,211)	$(13,691,964)
Adjustments to reconcile:
Stock and options issued for services and compensation	161,893	386,102
Shares issued for settlement	-	1,200,000
Shares Accrued for registration penalty	-	1,069,497
Shares issued for Acquisition	-	2,934,000
Depreciation	615,960	197,185
Amortization of stock issued for services	253,151	420,372
Amortization of discount on notes payable	1,590,148	207,271
Impairment of Goodwill	-	4,101,413
Gain on disposal of assets	7,043	-
Changes in operating assets and liabilities:
Certificate of deposit	1,169,740	843,712
Accounts Receivable	431,232	(941,223)
Inventory	641,293	157,571
Prepaid expenses and other	240,490	(223,545)
Accounts Payable	192,361	(180,494)
Accrued Liabilities	1,059,158	130,061
Net cash provided (used) by operating activities	(1,704,743)	(3,390,042)

Cash flows from investing activities
Purchase of fixed assets	(263,284)	(406,606)
Proceeds from sales of fixed assets	35,108	-
Investment in subsidiaries	-	(6,759,371)
Net cash (used) by investing activities	(228,177)	(7,165,977)

Cash flows from financing activities
Proceeds from mortgage payable	-	-
Proceeds from notes payable	2,009,859	5,287,500
Payments on notes payable	(386,921)	(1,233)
Cash Acquired through Acquisition		899,102
Net cash provided (used) by financing activities	1,622,938	6,185,369

Effects of exchange rate changes	(40,006)	-

Net increase (decrease) in cash	(349,987)	(4,370,650)
Cash – beginning	677,318	5,047,968
Cash – ending	$327,332	$677,318

Supplemental disclosures:
Interest paid	$129,622	$19,233
Income Taxes paid	$800	$800
Non-cash transactions:
Stock and options issued for services	$161,893	$270,077
Shares of stock issued	$865,000	$300,000
Number of options issued	1,000,000	1,950,000

Stock issued for settlement	$-	$1,200,000
Shares of stock issued	-	-

Stock issued for acquisition	$-	$2,934,000
Shares of stock issued	-	11,800,000

Amortization of stock issued for services	$253,151	$420,317

Amortization of discount on notes payable	$1,590,148	$207,271

Note Payable converted for common stock	$100,000	$-
Shares of stock issued	333,333	-

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

The consolidated financial statements as of December 31, 2008 include the accounts of ECOtality, Innergy Power Corporation, eTec, and Minit-Charger.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 – Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $8,067,211 for the year ended December 31, 2008.  The Company has a working capital of ($5,918,712) as of December 31, 2008 and has accumulated a retained deficit of $36,337,624 since its date of inception.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Note 3 – Summary of Significant Accounting Policies

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

Interest income is credited to cash balances as earned. For the year ended December 31, 2008 and 2007 interest income was $17,184 and $57,525, respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 for 2007 and $250,000 for 2008.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At December 31, 2008 and 2007, the Company had approximately $0 and $250,000 in excess of FDIC insured limits, respectively.

Accounts Receivable
Accounts receivable at December 31, 2008 was $1,963,073, and at December 31, 2007 was $2,387,542. At December 31, 2008 we had two customers that represented in excess of 10% of our receivable balance. The first, Factory Direct had a balance of $387,060 that was remitted in January and March 2009, the second, American Wind Power and Hydrogen had a balance of $206,000 which was paid in full in January 2009. The Company has not experienced material losses in the past from these or any other significant customers and continues to monitor its exposures to minimize potential credit losses.  The allowance for doubtful accounts was $69,176 and $21,743 at December 31 2008 and 2007 respectively.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the year ended December 31, 2008 and 2007, the Company had impairment expense of $0 and $4,101,413, respectively.

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts . Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Warranty Liability
The Company warrants a limited number of Minit-Charger products against defects for periods up to 33 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At December 31, 2007 the warranty reserve was $226,994. At December 31, 2008 the reserve was $163,751.

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis. The allowance for obsolescence as of December 31, 2008 and 2007 was $167,487 and $293,934 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred. Included in general and administrative expenses for the year ended December 31, 2008 and 2007 were advertising costs of $8,212 and $103,012 respectively.

Research and development costs
Research and development costs are charged to expense when incurred. For the year ended December 31, 2008 and 2007, research and development costs were $292,709 and $1,362,098, respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2008 and 2007, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of December 31, 2008 no income tax expense has been incurred.

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

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the year ended December 31, 2008; ECOtality Stores, DBA Fuel Cell Store segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: Ecotality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. There were no inter-segment sales during the year ended December 31, 2008.

Recent Accounting pronouncements

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. The implementation of this standard did not have a material impact on the Company's financial position results of operations or cash flows for the year ended December 31, 2008.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2008.

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

 Note 4 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2008 and 2007 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

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

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141. Our consolidated financial statements for the year ended December 31, 2008 and 2007 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

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

The purchase price obligation was settled in full on October 17, 2008 with the issuance of 4,000,000 shares of Ecotality’s $0.001 par value common stock.

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

The $500,000 is payable was initially payable in monthly installments of $50,000 beginning December of 2007.  Payment of the balance of the note payable remaining at December 31, 2008 was $235,253 and payment of this amount has been deferred by the Sellers until April 20, 2009.

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

The balance of the note payable attributable to the Working Capital True up as of December 31, 2008 was $400,000.  The December 15, 2008 payment has been deferred by the Sellers until April 20, 2009.

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
$5,437,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment. Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2007 or 2008.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet.   This obligation totals the $2,000,000 remaining purchase price obligation multiplied by $0.94 (the difference between $1.00 and the VWAP of $0.06 for the thirty days prior to the true up date of December 15, 2008).

Included in the purchase agreement with Edison was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented to the Sellers in April 2008. Based on this reconciliation and additional documentation and updates from both parties a true up payment of $390,174 was received in December 2008 in full satisfaction of this obligation.  This True Up represents an adjustment of the purchase price. As all goodwill associated with the MinitCharger acquisition was impaired and written down to $0 in year ended December 31, 2007, the $390,174 has been recorded as other income in our eTec business segment for the year ended December 31, 2008.

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

The following table contains our results for the year ended December 31, 2008 and unaudited pro forma results for the year ended December 31, 2007 as if the acquisitions had occurred on January 1, 2007:

	Year Ended December 31,
	2008	2007
	Reported	Reported	Pro Forma
Net Revenues	$11,187,384	$2,588,658	$13,723,131
Net Income (loss)	$(8,067,211)	$(13,691,964)	$(15,587,966)
Net (loss) per share-basic and fully diluted	$(0.06)	$(0.12)	$(0.14)

Note 5 – Fixed assets

Fixed assets as of December 31, 2008 and 2007 consisted of the following:

	At December 31	At December 31,
	2008	2007
Equipment	$3,143,273	$3,350,128
Buildings	575,615	617,765
Vehicles	1,600,849	1,589,315
Furniture and fixtures	47,409	47,957
Leasehold improvements	470,380	306,280
Computer Software	78,655	-
	5,916,181	5,911,445
Less: accumulated depreciation	(4,283,866)	(3,884,303)
	$1,632,315	2,027,142

Depreciation expense totaled $615,960 and $197,185, for the years ended December 31, 2008 and 2007 respectively.

Note 6 – Notes payable

For the year ended December 31, 2007:

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

Interest expense totaled $285,112 for the year ended December 31, 2007.

For the year ended December 31, 2008:

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 for details. As of December 31, 2008, $235,253 was owed and recorded as an accrued liability on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. In the year ended December 31, 2008 the vehicle had been sold and the related note payable was paid in full.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2008, a total of $1,797,419 had been amortized and recorded as interest expense and $2,078,836 remains as the unamortized discount.  See note 8 for additional discussion regarding the issuance of warrants.

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
2.	Current ratio adjusted for non-cash liabilities
3.	Corporate Headquarters accounts payable amount

The total impact to the financial statements for the provisions of the waiver noted above were estimated at $3,205,985 and expensed over the waiver period of August 29, 2008 to December 31, 2008. The calculations for the cost of the waiver were as follows:

1)
The increase to principal of $1,559,859 (see letter “C” above) was added to the long term note and $1,157,315 (the increase to principal less previously accrued interest) was expensed ratably over the waiver period.

2)
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

3)
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

On October 17, 2008, the Company satisfied in full its purchase price obligations related to our Innergy acquisition.  The purchase obligation was satisfied through the issuance of 4,000,000 shares, which were valued at $0.06.  This purchase price true up triggered the make whole provisions (see “G” and “H”) above, requiring a change to the conversion rate of the debenture debt and to the strike price of the existing debenture warrants to match the valuation of the new shares issued to Innergy.  Our waiver agreement further calls for the issuance of new warrants to ensure the debenture holders maintain the same aggregate exercise price following the change to the exercise price.

The total impact to the financial statements related to the make whole provisions which were triggered in October was a favorable ($410,061) reduction to interest expense.  This result was favorable despite the issuance of additional warrants as the revaluation was based on warrants with a lower exercise price on shares with a lower share price at the time of the revaluation. The calculations for the cost of the make whole provisions are outlined below:

1)
The estimated change in value of the restated original 9,803,925 debenture warrants related to the reset of the exercise price from $0.08 to $0.06 (the price at which the Innergy “true up” was executed) was calculated by using $0.06 as the new exercise price following the reset and revaluing the warrants using the Black Scholes Model using the following assumptions: Strike Price $0.06, Stock Price $0.10, time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $35,001 and was charged to interest expense.

2)
A second calculation was done to estimating the change in value of the 29,411,775 new warrants related to the August waiver, and to add another $8,351,492 warrants required to maintain the aggregate exercise price following the change in exercise price from $0.08 to $0.06.  The valuations were made using the Black Scholes Model with the following assumptions: Strike Price $0.06, Stock Price $0.04, time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. The impact of these calculations was ($445,061), booked in December 2008 as a reduction to interest expense.

 On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but has been extended to April 20, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line were due and payable December 15, 2008. The balance of the note payable was $450,000 at December 31, 2008. We are currently in default of this obligation.

We are in default with our obligations  to Mr Karner (former director) with respect to the bridge loan and acquisition agreement and as of this filing we are negotiating a waiver of the default with Mr Karner.  However, these negotiations have not been completed.  If the waiver is not obtained from Mr Karner, we may be in default with our debenture holders.  Should we not be able to obtain the waiver, we may be declared in default by our debenture holders.  However, there is a cure period for the default.  Our financial statements do not reflect the potential default

Note 7 – Stockholders’ equity

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

During the year ended December 31, 2007, the Company issued 11,800,000 shares in four different acquisitions.  See Note 4 for further information.

During the year ended December 31, 2007, the Company issued a total of 750,000 shares of common stock to employees as an incentive. The stock was valued at the current market price at the date of issue for a total of $316,000.  Of this amount $91,000 was expensed and $225,000 was recorded as unamortized cost of stock issued for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $112,500 has been amortized and $112,500 remains in unamortized cost of stock issued for services.  During the year ended December 31, 2008 the remaining $112,500 has been amortized.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 has been amortized into expense and $257,858 remains in unamortized cost of stock issued for services.  $140,650 was amortized in 2008 and $117,208 remains in unamortized cost of stock issued for services. The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442.  This amount was expensed during the year ended December 31, 2007.   These options earned in 2008 were valued at $55,168 using the Black Scholes pricing model.

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

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400.  This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $284,375 has been amortized and $116,025 remains in prepaid expenses.  During the year ended December 31, 2008 $116,025 was amortized and $0 remains in prepaid expenses.

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

There were 124,224,528 shares of common stock issued and outstanding at December 31, 2007

During the year ended December 31, 2008, the Company signed various agreements with the employees and consultants of the Company.  The Company agreed to issue a total of 865,000 shares in connection with these agreements.  The shares were valued at market at $106,725 and expensed in the year ended December 31, 2008.

During the year ended December 31, 2008, a debenture holder, BridgePointe, elected to convert a portion of their principal to shares at the conversion rate in affect at that time of $0.30 per share.  $100,000 of principal was converted to 333,332 shares

On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. The fair market value of the transaction was $3,000,000. The Company issued 3,000,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $1 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares were not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 4,000,000 new shares, or (c) pay cash to the seller such that the aggregate value of the 3,000,000 shares plus the cash given would equal $3,000,000. On October 17, 2008, 4,000,000 shares were issued to Innergy Power Corporation in full satisfaction of our purchase obligation to them.

There is no preferred stock issued or outstanding as of December 31, 2007 or December 31, 2008.

Note 8 – Options and Warrants

As of December 31, 2006, there were 8,799,982 options and warrants outstanding.

In November and December of 2007, the Company issued debenture holders warrants to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The Warrants expire in five years from the date of issue.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.28.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 has been amortized into expense and $257,858 remains in unamortized cost of stock issued for services rendered in 2008.  The options to be issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned as of December 31, 2007. $140,650 was amortized in 2008 and $117,208 remains in unamortized cost of stock issued for services.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442.  This amount was expensed during the year ended December 31, 2007.  The remainder of the options will be expensed over the two-year term of the agreement as they are earned. For the year ended December 31, 2008, $30,005 was expensed as earned.

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

The November and December debenture warrants issues in year ending December 31, 2007 were covered by the 2008 Debenture Waiver documents and as such were subject to the reset provisions outlined in Note 6 (A-I).  In October 2008 these warrants were reset to an exercise price of $0.06 and additional “make whole” warrants were issued to allow the denture holders to true up to the previous aggregate exercise price (original number of warrants extended at previous higher exercise price vs. the lower true up price triggered by the Innergy true up make whole provision.).  This reset led to the issuance of an additional 37,763,267 warrants attributable to the November and December Warrants with an exercise price of $0.06.  See Note 6 for valuation.

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31,2007	19,075,462	$0.42
Granted	38,763,267	$0.06
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	57,838,729	$0.16

	STOCK WARRANTS OUTSTANDING
	Number of	Weighted-Average	Weighted-
Range of	Shares	Remaining	Average
Exercise Prices	Outstanding	Contractual Life in Years	Exercise Price
$0.35	5,421,537	2.83	$0.35
$1.24 - $1.42	1,900,000	2.55	$1.36
$0.06	32,777,304	3.83	$0.06
$0.06	14,789,888	3.92	$0.06
$0.28	1,000,000	8.83	$0.28
$0.19	950,000	9.00	$0.19
$0.04	1,000,000	9.83	$0.04
	57,838,729	3.99	$0.14

	STOCK WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Prices	Exercisable	Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.06	32,777,304	$0.06
$0.06	14,789,888	$0.06
$0.28	1,000,000	$0.28
$0.19	950,000	$0.19
$0.04	1,000,000	$0.04
	57,838,729	$0.14

 Note 9 – Income Taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31 2008 and 2007 the Company had approximately $19,5000,000 and $11,500,000 of federal and state taxable The net operating loss carry-forward, if not utilized, will begin to expire in 2009.

As of December 31, 2008	2008	2007
Net Operating Loss Carry forward	$6,825,000	$3,910,000
Less: Valuation allowance	$(6,825,000)	$(3,910,000)
Balance:	$0	$0

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2008.  Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax asset will not be fully realized and has therefore provided a valuation allowance for the full amount of the deferred tax assets.

The federal and state statutory income tax rate of 35% has been fully offset by the change in the valuation allowance during the years ended December 31, 2008 and 2007.  The effective income tax rate of the Company over these years is 0%.

Note 10 – Commitments and contingencies

As of December 31, 2008, the Company has four leases in effect for operating space.  Future obligations under these commitments are $209,186 for 2009, $203,413 for 2010, $95,978 for 2011 and 98,060 for 2012 and $41,225 for 2013.

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

Note 11 – Segment Reporting

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the year ended December 31, 2008.

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2007 and 2008 is as follows:

Year Ended	ECOtality/		eTec/
December 31, 2007	Fuel Cell Store	Innergy	Minit-Charger	Total
Total net operating revenues	$769,986	$716,406	$1,102,266	$2,588,658
Depreciation and amortization	134,756	6,259	56,170	197,185
Operating income (loss)	(8,809,018)	(2,461,500)	(1,124,362)	(12,394,880)
Interest expense	(284,754)	—	(358)	(285,112)
Interest income	56,288	1,223	14	57,525
Registration rights penalty expense	(1,069,497)	—	—	(1,069,497)
Income (loss) before income tax	(10,106,981)	(2,460,277)	(1,124,706)	(13,691,964)
Income tax provision (benefit)	—	—	—	—
Total assets	6,144,355	694,921	4,814,749	11,654,025

YEAR ENDED DECEMBER 31, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$8,072,664	$2,324,170	$790,549	$11,187,383
Depreciation and amortization	$470,929	$6,229	$3,560	$480,718
Operating income (loss)	$(528,193)	$(40,368)	$49,859	$(518,702)
Interest Income	$9,632	$519	$-	$10,151
Gain / (Loss) on disposal of assets	$(95)	$-	$-	$(95)
Other Income - Working Capital True Up	$364,645	$-	$-	$364,645
Segment Income before Corporate Overhead Allocation	$(154,011)	$(39,849)	$49,859	$(144,001)
Corporate Overhead Allocation	$5,721,432	$1,534,970	$531,566	$7,787,968
Segment Income / (Loss)	$(5,875,443)	$(1,574,819)	$(481,707)	$(7,931,969)

Not Included in segment income:
Depreciation on Corporate Assets				$135,241
Reported Net income after tax				$(8,067,210)
Capital Expenditures	$251,260	$12,025	$-	$263,285

Total segment assets - excluding intercompany receivables	$3,637,112	$512,532	$158,599	$4,308,243
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$1,022,336
Total Reported Assets				$8,826,457

NOTE 12 – Related Party Transactions

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

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the Line. All amounts advanced under the Line were due and payable December 31, 2008. The balance of the note payable was $450,000 at December 31, 2008. We are currently in default on this obligation

Note 13 – Subsequent Events

 On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”) (aggregate principal amount equal to $4,117,649) and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”) (aggregate principle amount equal to $1,764,707).  The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”), and BridgePointe Master Find Ltd  (“BridgePointe”)(individually referred to as “Holder” and collectively as the “Holders”). The Agreement’s effective date is January 1, 2009.

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we have requested our debenture holders further extend a waiver of debt service requirements.  Therefore, in exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debentures to $.06.

B.
The Holders collectively shall maintain an equity position in the Company, in fully diluted shares, of 50.4%. Should the Holders’ equity position collectively become less than the 50.4%, the Company shall issue warrants to each Holder, pro-ratably to bring Holders’ equity position back to 50.4%.

C.	Additional covenants related to not exceeding $2,000,000 accounts payable amount or payment of other liabilities while the debentures are outstanding.

D.
The right to recommend for placement on the Company's Board of Directors, a nominee by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC. Such a recommendation shall meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominee shall serve until such time as the Company has redeemed the debentures.

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended to have an exercise price of $0.06 (to the extent that such exercise price was previously above $0.06), and the expiration dates shall be extended to May 1, 2014.

F.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company.  The proposal shall increase the number of authorized common shares from 300,000,000 to 500,000,000.

G.
In addition, the Securities Agreement, dated November 6, 2007 and all UCC-1 filings made as required thereof, shall be amended to include each of the Company’s current and future Patents and Trademarks. In addition the Company shall file notice of the Assignment for Security of the Company’s current and any future Patents and Trademarks with the United States Patent and Trademark Office and other foreign countries as appropriate.

We believe this latest extension is timely and consideration appropriate, given the growing and significant potential opportunities to successfully achieve our capital objectives based on the strength and appeal of our products and technical expertise in the electric vehicle microclimate infrastructure environment.

In January 2009 the company issued 31,333,333 shares to Edison Enterprises in full satisfaction of our purchase price obligation to them relating to our acquisition of the Edison Minit-Charger business in 2007.

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

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2008.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2008.

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

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2008.

Name	Age	Position
Jonathan R. Read	50	Chief Executive Officer, President and Director

Harold W. Sciotto	68	Secretary, Treasurer and Director

Barry S. Baer	65	Chief Financial Officer, Director (note 1)

Jerry Y.S. Lin, PhD	47	Director

E. Slade Mead	42	Director

Donald B. Karner	56	Director (note 2)

Note 1…appointed to board effective February 10, 2009 to fill vacancy of Don Karner
Note 2…resigned from Board of Directors effective February 9, 2009.

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

Barry S Baer, Chief Financial Officer, Director

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

Donald Karner, Director (note 2, resigned as director effective February 9, 2009)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2008 beneficial owners did comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2008 and 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Johnathan R Read CEO and President	2008	341,224			55,168	(1)				396,392
	2007	218,000	150,000		295,742	(1)				663,742

Harold W. Sciotto Secretary and Treasurer	2008	120,000								120,000
	2007	120,000								120,000

Barry S. Baer Chief Financial Officer	2008	142,908								142,908
	2007	96,439			86,650	(2)				183,089

Donald B. Karner	2008	250,001								250,001
CEO, eTec Subsidiary	2007	120,600								120,600

Kevin P. Morrow Exec. VP eTec Subsidiary	2008	150,000								150,000
	2007	125,693								125,693

Notes:

(1)
On November 1, 2007 we granted 2,000,000 options to acquire shares of the Company's $0.001 par value common stock to Mr. Read  as additional incentive compensation for services, the first 1,000,000 options vested on November 1, 2007  and were valued at $281,300 calculated at $.2813 per share using the Black Scholes Option Calculator. The second 1,000,000 options will vest on November 1, 2008.  The portion of these options earned in 2007 was valued at $14,442, calculated at $.1733 using the Black ScholesOption Calculator, the remainder of the options were earned in 2008 and were valued at $55,168, calculated monthly resulting in a weighted average value per share of $0.1103 using the Blck Scholes Option Calculator.

(2)
On December 31, 2007 we issued 500,000 options to acquires shares of the Company's $0.001 par value common stock to Mr. Baer as compensation for services valued at $86,650, calculated at $.1733 using the Black Scholes Option Calculator.

Employment Agreements and Executive Compensation

In October 2007 we entered into a two-year employment agreement with Mr. Read for an annual salary of $300,000 and a one-time bonus of $150,000 payable upon the execution of the agreement.  In February 2007 we renewed our employment agreement with Mr. Sciotto, providing for an annual salary of $120,000 per year.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR -END

Option Awards							Equity Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number or shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Johnathan R Read CEO and President	1,000,000	-	1,000,000	0.04	11/1/2018		-	-	-	-
	1,000,000	-	1,000,000	0.28	11/1/2017	(1)	-	-	-	-
Barry S. Baer Chief Financial Officer	500,000	-	-	0.19	12/31/2012	(2)	-	-	-	-
	-	-	-	-			-	-	-	-

Notes:

(1)
On November 1, 2007 we granted 2,000,000 options to acquire shares of the Company's $0.001 par value common stock to Mr. Read  as  additional incentive compensation for services, the first 1,000,000 options vested on November 1, 2007  and were valued at $281,300 calculated at $.2813 per share using the Black Scholes Option Calculator. The second 1,000,000 options will vest on November 1, 2008.  The portion of these options earned in 2007 was valued at $14,442, calculated at $.1733 using the Black Scholes Option Calculator, the remainder of the options were earned in 2008 and were valued at $55,168, calculated monthly resulting in a weighted average value per share of $0.1103 using the Blck Scholes Option Calculator.

(2)
On December 31, 2007 we issued 500,000 options to acquires shares of the Company's $0.001 par value common stock to Mr. Baer as  compensation for services valued at $86,650, calculated at $.1733 using the Black Scholes Option Calculator.

In November 2006 we engaged Barry S. Baer to serve as Chief Financial Officer at a rate of $100.00 per hour.  This engagement continues based on mutual agreement between the parties. As of  May? 2008 this rate has been increased to $125 per hour

Directors’ Compensation

During the year ended December 31, 2008, we had the following arrangements or agreements in place to compensate our directors for services they provide as directors of our company:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2008, there are 129,422,861 shares of common stock outstanding.  The following table sets forth as of December 31, 2008, certain information regarding the beneficial ownership of the outstanding shares as of the date of this prospectus assuming all shares of preferred stock have been converted into common stock by:

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

	Name of Beneficial Owner	Amount and Nature		Percent of
Title of		of Beneficial		Issued and
Class		Owener		Outstanding

Common Stock	Harold Sciotto, Secretary, Treasurer and Director (1)	35,558,924		27.47%
Common Stock	Jonathan R. Read, President and Director (1)	7,250,018		5.60%
Common Stock	Donald Karner, Director (1)	3,744,000		2.89%
Common Stock	Kevin Morrow (1)	2,444,000		1.89%
Common Stock	Edward S Mead, Director (1)	424,586		0.33%
Common Stock	Jerry Y.S. Lin, Director (1)	200,000		0.15%

	Officers and Directors as a Group	49,621,528		38.34%

Common Stock	Enable Growth Partners, LP (2)	7,108,838	(4)	5.49%
Common Stock	Enable Opportunity Partners, LP & Pierce Diversitifed Strategy Master Fund, LLC (2)	1,098,352	(4)	0.85%
Common Stock	Edison Enterprises (3)	2,000,000		1.55%
Common Stock	Officers, Directors and 5% Shareholders, as a Group	59,828,718		46.23%
Common Stock	Shares Outstanding non-directors/beneficial owners	69,594,143		53.77%
Common Stock	TOTAL OUTSTANDING	129,422,861		100.00%

Notes:

(1)	The address for these shareholders is c/o ECOtality, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251

(2)	The address for these shareholders is One Ferry Building, Suite 255, San Francisco, CA 94111

(3)	The address for these shareholders is 2244 Walnut Grove, Rosemead, CA 91770 Edison Enterprises is shown here as they were issued an additional 31,333,333 shares Februrary 2, 2009.

(4)
Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively own an aggregate of 8,207,190 shares of our common stock, or 6.34% of our total issued and outstanding shares as of December 31, 2008.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Restated Bylaws October 31, 2007(5)
e. Amendment to Articles of Incorporation filed on January 3, 2008 (4)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)

16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories (8)

Notes:

(1)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2006.

(2)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 12, 2006.

(3)	Incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC on March 3, 2005.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 4, 2006.

(5)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on February 12, 2007.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 21, 2007.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 30, 2007.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 27, 2007.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on June 15, 2007.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 10, 2007.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 20, 2007.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 9, 2007.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 7, 2007.

(15)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 11, 2007.

(16)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 26, 2007.

(17)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 31, 2007.

(18)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(18)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(19)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(20)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(21)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(22)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(23)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007
Audit fees	176,325	$39,250

Audit-related fees	—	—

Tax fees	—	275

All other fees	17,500	200,000

Total fees	193,825	$239,250

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	April 15, 2009
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	April 15, 2009
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	April 15, 2009
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	April 15, 2009
Barry S. Baer	Principal Accounting Officer, Director

/s/ Jerry Y. S. Lin	Director	April 15, 2009
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	April 15, 2009
E. Slade Mead Don