Form 10-Q
period 2009-03-31
ECOTALITY, INC.
filed 2009-05-18
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009
161,831,194

ECOtality, Inc.

PART 1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations

Unaudited

	For the Three Months Ended March 31,
	2009	2008

Revenue	$2,470,199	$2,817,899
Cost of goods sold	1,394,293	1,616,355

Gross profit	1,075,906	1,201,544

Expenses:
Depreciation	138,970	141,886
General and administrative expenses	1,342,509	2,357,009
Research and development	11,467	115,686
Total expenses	1,492,944	2,614,581

Operating loss	(417,038)	(1,413,037)

Other income:
Interest income	-	8,150
Gain on Disposal of Assets	9,760	-
Total other income	9,760	8,150

Other expenses:
Interest expense	616,277	562,304
Loss on Disposal of Assets	-	25,020
Total other expenses	616,277	587,324

Loss from operations before income taxes	(1,023,555)	(1,992,211)

Provision for income taxes	-	-

Net (loss)	$(1,023,555)	$(1,992,211)

Weighted average number of
common shares outstanding - basic and fully diluted	151,342,490	124,469,621

Net (loss) per share-basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$456,652	$327,332
Certificates of deposit	28,044	28,044
Receivables, net of allowance for bad debt of $38,641 and $69,176 as of 03/31/09 and 12/31/08 respectively	1,775,751	1,963,073
Inventory, net of allowance for obsolescence of $182,487 and $167,487 as of 03/31/09 and 12/31/08 respectively	1,006,590	1,149,881
Prepaid expenses and other current assets	139,433	229,931
Total current assets	3,406,471	3,698,263

Fixed assets, net accumulated depreciation of $4,397,046 and $4,283,866 as of 03/31/09 and 12/31/08 respectively	1,497,503	1,632,315

Goodwill	3,495,878	3,495,878

Total assets	$8,399,852	$8,826,457

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,412,927	$1,510,277
Accrued liabilities	811,823	848,789
Accrued Interest	149,753	1,281,115
Liability for purchase price	235,253	2,115,253
Note Payable - related party	450,000	450,000
Current portion of LT Debt, net of discount of $1,530,101 and $1,530,101 as of 03/31/09 and 12/31/08 respectively	4,448,837	3,411,540
Total current liabilities	7,508,593	9,616,975

Total LT Liabilities, net of discount of $166,210 and $548,735 as of 03/31/09 and 12/31/08 respectively	1,317,077	1,971,849

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 161,831,194 and 129,422,861 shares issued
and outstanding as of 03/31/09 and 12/31/08, respectively	161,831	129,423
Common stock owed but not issued 75,000 shares at 03/31/09 and 12/31/08	75	75
Additional paid-in capital	36,818,780	33,485,763
Retained deficit	(37,361,179)	(36,337,624)
Accumulated Foreign Currency Translation Adjustments	(45,325)	(40,006)
Total stockholders' equity	(425,817)	(2,762,368)

Total liabilities and stockholders' equity	$8,399,852	$8,826,457

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Consolidated Statement of Cash Flows

Unaudited

	For the 3 Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net Income (loss)	$(1,023,555)	$(1,992,211)
Adjustments to reconcile:
Stock and options issued for services and compensation	90,000	52,288
Depreciation	138,970	141,886
Amortization of stock issued for services	35,163	91,413
Amortization of discount on notes payable	382,525	442,573
Gain on disposal of assets	(9,760)	25,020
Changes in operating assets and liabilities:
Certificate of deposit	-	1,147,057
Accounts Receivable	187,322	(230,248)
Inventory	143,291	690,503
Prepaid expenses and other	90,497	(116,995)
Accounts Payable	(97,350)	(115,816)
Accrued Liabilities	191,934	(42,836)
Net cash provided (used) by operating activities	129,036	92,634

Cash flows from investing activities
Purchase of fixed assets	(4,157)	(143,277)
Proceeds from sales of fixed assets	9,760	-
Net cash (used) by investing activities	5,603	(143,277)

Cash flows from financing activities
Payments on notes payable	-	(2,180)
Net cash provided (used) by financing activities	-	(2,180)

Effects of exchange rate changes	(5,319)	(7,782)

Net increase (decrease) in cash	129,320	(60,605)
Cash – beginning	327,332	677,318
Cash – ending	$456,652	$616,712

Supplemental disclosures:
Interest paid	$-	$4,758
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$90,000	$52,288
Shares of stock issued	1,075,000	125,000
Number of options issued	-	175,000

Stock issued for liability	$1,880,000	$-
Shares of stock issued	31,333,333	-

Amortization of stock issued for services	$35,163	$91,413

Amortization of discount on notes payable	$382,525	$442,573

Note Payable converted for common stock	$-	$100,000
Shares of stock issued	-	333,333

The accompanying notes are an integral part of these financial statements

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1 – History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada , as Alchemy Enterprises, Ltd.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

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

On November 6, 2007 the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec).  eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  See note 4 for further information.

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  See note 4 for further information.

The consolidated financial statements as of December 31, 2008 and March 31, 2009 include the accounts of ECOtality, Innergy Power Corporation, eTec, and Minit-Charger.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,023,555 for the quarter ended March 31, 2009.  The Company has working capital of ($4,102,122) as of March 31, 2009 and has accumulated a retained deficit of $37,361,179 since its date of inception.

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

Interest income is credited to cash balances as earned.  For the quarter ended March 31, 2009 and 2008 interest income was $0 and $8,150, respectively.

Credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At March 31, 2009 and 2008, the Com pany had approximately $250,000 and $567,439 in excess of FDIC insured limits, respectively.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so .  During the quarter ended March 31, 2009 and 2008 , the Company had impairment expen se of $0 and $0, respectively.

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting under the American Institute of Certified Public Accountants’ Statement of Position 81-1,  Accounting for Performance of Construction-Type and Certain Production-Type Contracts . Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based on budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability.  As of March 31, 2009 and 2008, management has concluded that no reserve is require d for product returns.

We warrant to our customers that our product and services are in good working order at the time of delivery.  In our acquisition of Minit-Charger, we assumed a warranty reserve in relation to warranties of products.  As of  March 31, 2009 the warranty reserve was $139,072.  Management has concluded this warranty reserve to be adequate for future expenses relating to the warranty.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts h ave been exhausted.  There is no collateral held by the Company for accounts receivable.  The allowance for doubtful accounts was $38,641 and $21,252 as of March 31, 2009 and 2008, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence as of March 31, 2009 was $182,487.

Advertising costs
The Company expenses all costs of advertising as incurred.  Ther e were advertising costs of $4,087 and $15,454 inc luded in general and administrative expenses for the quarter ended March 31, 2009 and 2008, respectively.

Research and development costs
Research and development costs are charged to expense when incurred.  For the quarter ended March 31, 2009 and 2008 , research and development cos ts were $11,467  and $115,686, respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009 and 2008 .  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outsta nding during the year. For the quarter ended March 31, 2009 and 2008 , the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

Foreign Currency Translation
In 2008 and 2009, a Company subsidiary, PEP Mexico operated outside the United States and their local currenc y is their functional currency . The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months.  As of March 31, 2009 and 2008 , no income tax expense has been incurred.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended March 31, 2009; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal .  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™  and  Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q . Management is currently assessing how it evaluates segment performance, and utilizes income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were inter-segment sales during the quarter ended March 31, 200 9 and have been eliminated during the consolidation process.

Recent Accounting pronouncements
In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. FAS 123R is effective January 1, 2006. The company has adopted this accounting standard, however the  implementation of this standard did not have a material impact on the Company’s financial position, results of operatio ns or cash flows.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal ." The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarters ended March 31, 2009 and 2008.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarter ended March 31, 2009.

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

Note 4 – Acquisitions, Goodwill, and Goodwill Impairment

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary call ECOtality Stores, Inc.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141 .  Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended March 31, 2009 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

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
$539,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.   Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007 in the amount of $326,782.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141 .  Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended March 31, 2009 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

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
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment.   Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007in the amount of $2,494,565

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.   Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended March 31, 2009 include the financial results of eTec subsequent to the date of the acquisition.

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

The $500,000 is payable was initially payable in monthly installments of $50,000 beginning December of 2007.  Payment of the balance of the note payable remaining at March 31, 2009 was $235,253 and payment of this amount has been deferred by the Se llers until October 1, 2009.

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

The balance of the note payable attrib utable to the Working Capital True up as of March 31, 2009 was $400,000.  The December 15, 2008 payment has been deferred by the Sellers until October 1, 2009.
.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
$5,437,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment .  Due to a proven track record of cash flows generated by the assets acquired, no impairment was taken during the year ended December 31, 2008 .  Impairment expense relating to this acquisition was $0 for the quarter ended March 31, 2009.

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141 ..  Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended March 31, 2009 include the financial results of Minit-Charger subsequent to the date of the acquisition.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. The liability was adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet. This liability was reduced to $0 for the March 31, 2009 balance sheet as the purchase price obligation was settled in full on January 30, 2009 with the issuance of 31,333,333 shares of Ecotality’s $0.001 par value common stock.

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
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment .  Due to the lack of proven future cash flows generated by the assets acquired, the full amount of goodwill was impaired during the year ended December 31, 2007  in the amount of.  $1,280,066.

Note 5 – Fixed assets

Fixed assets as of March 31, 2009 and 2008 consisted of the following:

	At March 31,	At December 31
	2009	2008
Equipment	$3,145,604	$3,143,273
Buildings	575,615	575,615
Vehicles	1,575,010	1,600,849
Furniture and fixtures	47,409	47,409
Leasehold improvements	470,380	470,380
Computer Software	80,530	78,655
	5,894,548	5,916,181
Less: accumulated depreciation	(4,397,046)	(4,283,866)
	1,497,503	1,632,315

Depreciation expense totaled $138,970 and $141,886, for the quarters ended March 31, 2009 and 2008 respectively.

Note 6 – Notes payable

For the quarter ended March 31, 2008

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

Interest expense totaled $562,304 for the quarter ended March 31, 2008.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 fo r details. As of March 31, 2009, $ 235,253 was o wed and recorded as an accrued liability on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. As of September 30, 2008 the vehicle had been sold and the related note payable was paid in full.

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2008, a total of $1,797,419 had been amortized and recorded as interest expense and $2,078,836 remains as the unamortized discount. At March 31, 2009 a total of $2,179,945 had been amortized and a balance of $1,696,311 remains in unamortized discount. See note 8 for additional discussion regarding the issuance of warrants.

On August 29, 2008 the Company signed an Amendment to the Debenture agreements deferring the payments indicated above. The purpose of the agreement is to provide the Company time to fund its working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligned with the Company’s short term working capital plan and was to provide time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:

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

G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison ) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $1.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares is capped at 4,000,000.

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

2.	Current ratio adjusted for non-cash liabilities

3.	Corporate Headquarters accounts payable amount

During the fiscal year ended December 31, 2008 the impact to the financial statements for the provisions of the waiver noted above were estimated, and the portion attributable to the year ended December 31, 2008 was initially capitalized as prepaid financing charges (see details in #1 through #3 below) and then subsequently expensed over the waiver period ending December 31, 2008.

1.
The increase to principal of $1,559,859 (see letter “C” above) was added to the long term note, $1,157,315 was capitalized in prepaid financing charges and the portion of the increase attributable to the nine month period ending September 30, 2008 of $402,544, less previously accrued interest (now incorporated in the principal) of $191,438 was charged to interest expense. The capitalized remainder of $1,157,315 was charged to interest expense in the year ended December 31, 2008.

2.
The estimated change in value of the original 9,803,925 debenture warrants related to the pending reset of the exercise price (see letter “G” above) was calculated by using the Volume Weighted Average Price (VWAP) for the most recent 30 days prior to September 30, 2008 of $0.08 as the estimated new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $0.32 (old) and $0.08 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $207,941. Of the total, $154,279 was capitalized as prepaid financing costs and was amortized over the waiver period ending December 31, 2008.

3.
The estimated number of additional warrants required to be issued to true up to the original aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the current aggregate exercise price of $3,137,256 (9,803,925 total warrants at original exercise price $0.32), and the new aggregate exercise price of $784,314 following the reset of the exercise price to $0.08. This difference totaled $2,352,942 requiring the issuance of an estimated 29,411,775 warrants (at $0.08) to maintain the previous aggregate exercise price. The new warrants were valued at $1,438,235 using the Black Scholes Model with the following assumptions: Strike Price $0.08, Stock Price $0.07 (price at September 30, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. Of the total, $1,067,077 was capitalized as prepaid financing costs and was amortized over the waiver period ending December 31, 2008.

On October 17, 2008, a purchase price true up with Innergy was completed, whereby we satisfied our purchase price obligation to Innergy in the form of a share issuance (please see Note 4 for details).  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required us to immediately reset their warrant exercise price of $0.15 to $0.06, as well as to change their debt conversion rate from the previous $0.15 to $0.06.  This true up also required the issuance of new warrants to allow the denture holders to maintain their previous aggregate exercise price following the update.  The calculations for this change to our debenture debt is outlined below.  All related charges were immediately charged to interest expense.

1.
The estimated change in value of the restated  debenture warrants related to the reset of the exercise price (see letter “G” above) was calculated by using the stock price employed for the Innergy true up calculation of $$0.06 as the new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $0.08 (old) and $0.06 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $35,001 and was charged to interest expense.

3.
The estimated number of additional warrants required to be issued to true up to the previous aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the previous aggregate exercise price of $0.08 and the new aggregate exercise price following the reset to $0.06. This change required the issuance of an additional 8,351,491 warrants to maintain the previous aggregate exercise price. The change in value of the old vs. the  new increased number of warrants was ($445,061) using the Black Scholes Model with the following assumptions: Strike Price $0.06, Stock Price $0.04 (price at December 31, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. The reduction in value (due to the lower stock price) was charged to interest expense.

 On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but has been extended to October 1, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line are due and payable in full on October 1, 2009 . The balance of the note payable w as $450,000 at March 30, 2009.

On January 30, 2009 a purchase price true up with Edison was completed, whereby we satisfied our purchase price obligation to Edison in the form of a share issuance (please see Note 4 for details).  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required the issuance of new warrants to allow the debenture holders to maintain their previous aggregate exercise price following the update.   This calculation resulted in the issuance of an additional 4,720,408 warrants (at $0.06) to maintain the previous aggregate exercise price. The change in value of the old vs. the new increased number of warrants was $124,147 using the Black Scholes Model consistent with the Innergy true up.  The cost of the increased warrants of $124,147 was charged to interest expense in the quarter ended March 31, 2009.

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

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we have requested our debenture holders further extend a waiver of debt service requirements.  Therefore, in exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debenture s to $.06.

B.
The Holders collectively shal l maintain an equity position in the Company, in fully diluted shares, of 50.4%. Should the Holders’ equity position collectively become less than the 50.4%, the Company shall issue warrants to each Holder, pro-ratably to bring Holders’ equity position back to 50.4%.

C.	Additional covenants related to not exceeding $2,000,000 accounts payable amount or payment of other liabilities while the debentures are outstanding.

D.
T he right to recommend for placement on the Company 's Board of Directors, a nominee by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC. Such a recommendation shall meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominee shall serve until such time as the Company has redeemed the debentures.

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007 ), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended t o have an exercise price of $0.06 (to the extent that such exercise price was previously above $0.06), and the expirat ion dates shall be extended to May 1, 2014.

F.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company. The proposal shall increase the number of authorized common shares from 300,000,000 to 500,000,000.

G.
In addition, the Securities Agreement, dated November 6 , 2007 and all UCC-1 filings made as required thereof, shall be amended to include each of the Company’s current and future Patents and Trademarks. In addition the Company shall file notice of the Assignment for Security of the Company’s curre nt and any future Patents and Trademarks with the United States Patent and Trademark Office and other foreign countries as appropriate.

Subsequent to year end a new waiver was obtained. See note 12 for details.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the debentures is recorded, net of a $1,530,101 discount, is $4,448,837 at March 31, 2009.  The long-term portion of the debentures is recorded, net of a $166,211 discount, is $1,029,577 as of March 31, 2009.

Included in accrued interest is $104,753 of accrued interest relating to the debentures at March 31, 2009.

Interest expense totaled $616,277 for the quarter ended March 31, 2009.

Note 7 – Stockholders’ equity

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400.  This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $284,375 has been amortized and $116,025 remains in prepaid expenses.  During the year ended December 31, 2008, $116,025 was amortized and $0 remained in prepaid expenses at December 31, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 was amortized into expense and $257,858 remained in unamortized cost of stock issued for services.  $140,650 was amortized in 2008, and $35,163 was expensed in the quarter ending March 31, 2009.  The balance of $82,046 remains in unamortized cost of stock issued for services at March 31, 2009. The options issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned  and expensed as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442. The balance of the options were valued at $55,168 using the Black Scholes pricing model and were expensed as earned in the year ending December 31, 2008.

During the year ended December 31, 2007, the Company issued a total of 790,000 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400.  This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $284,375 had been amortized and $116,025 remained in prepaid expenses.  During the year ended December 31, 2008 $116,025 was amortized and $0 remained in prepaid expenses at December 31, 2008.

There were 129,422,861 s hares of common stock issued and outstanding at December 31, 2008.

During the year ended December 31, 2008, a debenture holder, BridgePointe, elected to convert a portion of their principal to shares at the conversion rate in affect at that time of $0.30 per share.  $100,000 of principal was converted to 333,332 shares

During the year ended December 31, 2008 the Company entered into contracts with employees that called for the issuance of 300,000 shares of the Company’s $0.001 common stock.  These shares were valued at $19,750.  This amount was expensed to compensation in the year ended December 31, 2008.

On August 8, 2008 the Company entered into a contract for services with vendor that called for the issuance of 390,000 shares of the Company’s $0.001 common stock.  These shares were valued at $54,900 and are being expensed over the life of the contract.  At December 31, 2008 $22,750 had been expensed leaving a balance of $31,850 in prepaid services.  In the quarter ended March 31, 2009 $13,650 was expensed leaving a balance of $18,200 in prepaid services at March 31, 2009.

In March 2009 the Company issued 1,075,000 shares of the Company’s $0.001 common stock in satisfaction of two service vendors’ invoices totaling $90,000.

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

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. The fair market value of the transaction was $3,000,000. The company paid $1,000,000 in cash and issued 2,000,000 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $1 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of 31,333,333 shares of Ecotality’s $0.001 par value common stock.

There were 161,831,194 s hares of common stock issued and outstanding at March 31, 2009.

There is no preferred stock issued or outstanding as of March 31, 2009.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 – Options and Warrants

In November and December of 2007, the Company issued debenture holders warrants to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The Warrants expire in five years from the date of issue.

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 was amortized into expense and $257,858 remained in unamortized cost of stock issued for services.  $140,650 was amortized in 2008, and $35,163 was expensed in the quarter ending March 31, 2009.  The balance of $82,046 remains in unamortized cost of stock issued for services at March 31, 2009. The options issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned and expensed as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442. The balance of the options were valued at $55,168 using the Black Scholes pricing model and were expensed as earned in the year ending December 31, 2008.

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

The November and December debenture warrants issued in year ending December 31, 2007 were covered by the 2008 Debenture Waiver documents and as such were subject to the reset provisions outlined in Note 6 (A-I).  In October 2008 these warrants were reset to an exercise price of $0.08 and additional “make whole” warrants were issued to allow the denture holders to true up to the previous aggregate exercise price (original number of warrants extended at previous higher exercise price vs. the lower true up price triggered by the Innergy true up make whole provision.).  This reset led to the issuance of an additional 29,411,775 warrants attributable to the November and December Warrants with an exercise price of $0.08.  These warrants were reset a second time to $0.06 and new warrants were issued following the Innergy True up below.

A second reset of the November and December debenture warrants occurred in October 2008 due to the Innergy True Up outlined in Note 6 requiring a reset of the debenture warrants from $0.08 to $0.06.  This reset led to the issuance of an additional 8,351,492 warrants attributable to the November and December Warrants with an exercise price of $0.06.

At December 31, 2008, there were 57,838,729  options and warrants outstanding.

A third reset of the November and December debenture warrants occurred in January 2009 due to the Edison True up outlined in Note 6.  This reset led to the issuance of an additional 4,720,408 warrants attributable to the November and December Warrants with an exercise price of $0.06.

No warrants were exercised during the quarter ended March 31, 2009.

As of March 31, 2009, there were 62,559,137 options and warrants outstanding.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the status of the Company’s stock warrants:
	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31, 2007	19,075,462	$0.42
Granted	38,763,267	$0.06
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	57,838,729	$0.14
Granted	4,720,408	$0.06
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2009	62,559,137	$0.13

			STOCK WARRANTS OUTSTANDING
				Weighted-Average
			Number of	Remaining	Weighted-
Range of			Shares	Contractual	Average
Exercise Prices			Outstanding	Life in Years	Exercise Price
$0.35			5,421,537	2.58	$0.35
$1.24	-	$1.42	1,900,000	2.3	$1.36
$0.06			36,601,323	6.17	$0.06
$0.06			15,686,277	6.17	$0.06
$0.28			1,000,000	8.58	$0.28
$0.19			950,000	8.75	$0.19
$0.04			1,000,000	9.58	$0.04
			62,559,137	5.87	$0.13

			STOCK WARRANTS EXERCISABLE
			Number of	Weighted-
Range of			Shares	Average
Exercise Prices			Exercisable	Exercise Price
$0.35			5,421,537	$0.35
$1.24	-	$1.42	1,900,000	$1.36
$0.06			36,601,323	$0.06
$0.06			15,686,277	$0.06
$0.28			1,000,000	$0.28
$0.19			950,000	$0.19
$0.04			1,000,000	$0.04
			62,559,137	$0.13

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9– Commitments and contingencies

As of March 31, 2009, the Company has four leases in effect for operating space.  Future obligations under these commitments are $156,889 for 2009, $203,413 for 2010, $95,978 for 2011 and 98,060 for 2012 and $41,225 for 2013.

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

Note 10 – Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended March 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal .  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q Management is currently assessing how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were inter-segment sales during the quarter ended March 31, 200 9 and they have been eliminated in the consolidation process.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’ s reportable segments for the quarter ended March 31, 2009 and March 31, 2008 are as follows:

THREE MONTHS ENDED MARCH 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,775,086	$478,814	$216,299	$2,470,199
Depreciation and amortization	$103,510	$1,455	$891	$105,856
Operating income (loss)	$(50,980)	$136,360	$47,648	$133,028
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(41,220)	$136,360	$47,648	$142,788
Corporate Overhead Allocation	$814,340	$219,661	$99,230	$1,133,231
Segment Income / (Loss)	$(855,560)	$(83,301)	$(51,582)	$(990,443)
Capital Expenditures	$4,157	$-	$-	$4,157

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,023,555)
Capital Expenditures	$147,212	$7,396	$263,979	$418,587

Total segment assets - excluding intercompany receivables	$3,194,463	$526,609	$208,800	$3,929,872
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$974,102
Total Reported Assets				$8,399,852

THREE MONTHS ENDED MARCH 31, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,962,901	$674,975	$180,023	$2,817,899
Depreciation and amortization	$96,108	$10,284	$593	$106,985
Operating income (loss)	$(98,187)	$37,207	$(77,590)	$(138,570)
Interest Income (expense)	$2,837	$435	$-	$3,272
Gain / (Loss) on disposal of assets	$(25,020)	$-	$-	$(25,020)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(120,370)	$37,642	$(77,590)	$(160,318)
Corporate Overhead Allocation	$1,251,754	$430,436	$114,802	$1,796,992
Segment Income / (Loss)	$(1,372,124)	$(392,794)	$(192,392)	$(1,957,310)

Not Included in segment income:
Depreciation on Corporate Assets				$34,901
Reported Net income after tax				$(1,992,211)
Capital Expenditures	$135,187	$7,396	$694	$143,277

Total segment assets - excluding intercompany receivables	$4,518,623	$858,071	$249,264	$5,625,959
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,357,633
Total Reported Assets				$10,079,470

NOTE 11 – Related Party Transactions

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008. All amounts advanced under the Line were due and payable in full on December 15, 2008. The balance of the note payable was $450,000 at March 31, 2009.

Note 12 – Subsequent Events

In November and December 2007 the Company issued Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debenture”)  (aggregate principal amount equal to $4,117,649 ) and Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”)  (aggregate principle amount equal to $1,764,707).   These debentures were issued to prudent acquisitions to transition Ecotality from a development stage (primarily focused in the hydrogen sector) to a revenue producing company with a diversified clean technology portfolio (solar, fuel cell and electric charging products). The Company’s revenue increased from $2.6 million for the year ended December 31, 2007 to $11.2 for the year ended December 31, 2008.

The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena. (“Pierce” ), and BridgePointe Master Fund Ltd (“BridgePointe”)(individually referred to as “Holder” and coll ectively as the “Holders”).

These convertible debentures were designed for what the Company believed at the time to be very viable economic growth opportunities and that the convertible features of the debentures were in line with the market growth conditions of late 2007and early 2008.  However, due to the economic deterioration in 2008, the Company was forced to take action to defer principal and interest payments in a series of debenture waiver agreements, to with;

1.
On August 29, 2008 the Company signed an agreement with its Debenture Holders to defer principal and interest payments for the period May 1 through December 31, 2008.  This agreement was to provide the Company time to internally fund its working capital requirements through organic growth and to obtain both short and long-term funding through equity financing and other capital sources.  The waiver period allotted by this agreement was proven insufficient given the deterioration of the nation’s economic situation since its signing.

2.
On March 5, 2009, the Company entered in to an agreement (with an effective date of January 1, 2009 ) to further restructure its equity with the holders of the Debenture Holders .  To allow additional time necessary for the Company to achieve its working capital objectives in the current economic environment, the Company requested the Debenture Holders to further extend a waiver of debt service requirements.  In exchange for signing the Amendment to Debentures and Warrants, Agreement and Waiver which defers  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, the Company agreed to a number of adjustments to the debentures.

Despite the current tenuous economic, the financial opportunities specifically in the Stimulus projects related to electric transportation, are material to the Company’s future, and on  May 15, 2009, the Company and the Debenture Holders entered into the attached a greement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s equity as well as establishing an inducement for additional working capital for the Company.  The Agreement’s effective date is May 1, 2009.

        The Company agreed to the following:

1.	Defer payment of interest until November 1, 2009. Interest to be paid monthly from that date. Interest accrued though September 30, 2009 will be added to principal.
2.	Commence redemption of principal on January 1, 2010 in 10 equal payments.
3.
Consent to obtaining additional working capital for specified uses not to exceed $2,500,000 in the same form and rights of debentures pari pasu in seniority both as to security interest priority and right of payment with the debenture held by the existing holders.

4.
Segregation of payment of the Karner bridge note, reaffirmed Karner and Morrow employment agreements, identifies specific contract carve outs should the Company fail to achieve certain target objectives, and provide for a bonus should the target be achieved.

5.	Maintain the conversion price of the November 2007 Debentures and December 2007 Debenture s at $.06.
6.
Additional covenants related to not exceeding $2,500,000 accounts payable amount or payment of other liabilities while the debentures are outstanding. Other covenants include maintaining minimum cash flow amounts. Allowing for inspection of financial records, and achieving Stimulus contract target objectives.

7.
T he right to recommend for placement on the Company 's Board of Directors, two (2) nominees by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC or other debenture holders . Such a recommendation will meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominees may serve until such time as the Company has redeemed the debentures.

8.
The existing Holders collectively will maintain an equity position in the Company, in fully diluted shares, of 80%. Should the existing holders Holders’ equity position collectively become less than the 80%, the Company will issue warrants to each existing Holder, pro-ratably to bring Holders’ equity position back to 80%. However, there are provisions (when additional capital is raised (not to exceed $2,500,000)) to bring the fully diluted position to 70% for the existing Holders as well as those Holders of new capital debentures.  There are provisions to further reduce the debenture holders to 65% should management achieve certain specified performance targets.

9.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007 ), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended t o have an exercise price of $0.01 (to the extent that such exercise price was previously above $0.06), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

10.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company. The proposal shall increase the number of authorized common shares from 300,000,000 to 1,300,000,000.

11.
Agreed to specific provisions relating to disclosure of material nonpublic information by debenture holder board members, or at other times when complying with the provisions of the debenture waive agreement...

On April 13, 2009, 75,000 shares of the Company's $0.001 Common Stock were issued to an employee of the Company in accordance with their employment agreement.

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

Business Development and Summary

We were incorporated in Nevada in 1999.  We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate  the market applicability of advanced electric technologies to replace carbon-based fuels. We are a leader in providing electric  vehicle infrastructure products and solutions that are used in on-road grid-connected vehicles (including plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV)), material handling and airport electric ground support applications. Through our main operating subsidiary, Electric Transportation Engineering Corporation (eTec), our  primary product offering is the Minit-Charger line of advanced battery fast-charge systems that are designed for various motive applications. In addition to our  electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our subsidiaries and primary operating segments consist of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy), and ECOtality Stores (dba Fuel Cell Store). In addition we have a wholly owned subsidiary in Mexico providing manufacturing services for us.

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

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger . Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™  - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

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

In March of 2008, all eTec fast-charging products, including the eTec SuperCharge product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity ( eTec Minit-Charger ), we are better able to streamline our operations and sales and marketing efforts. The complete portfolio of eTec Minit-Charger products provides eTec with a leadership position in current fast charging markets and well positions us to capitalize on the rapidly growing clean technology sector for electric vehicle infrastructure technologies. We believe Minit-Charger is the most superior fast-charge technology on the market as it is a smart charging system that can charge batteries (of almost all chemistries) as fast as possible, while best controlling the battery temperature and avoiding the devastating effects of overcharging.

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

Innergy Power Systems

Founded in 1989, Innergy Power Systems is based in San Diego, California with a manufacturing facility in Tijuana, Mexico . Innergy is the only North American manufacturer of both renewable energy solar modules and thin-sealed rechargeable batteries, as its solar photovoltaic (PV) product line addresses the burgeoning worldwide demand for solar energy products and off-grid power. Innergy’s fiberglass reinforced panel (FRP) solar modules are designed to meet a broad   range of applications for emergency preparedness and recreation, where quality, durability, rugged construction and light weight are important in the outdoor environment. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

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

ECOtality Stores (dba Fuel Cell Store)

ECOtality Stores (dba Fuel Cell Store) is our wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers the widest array of fuel cell products from around the globe. Based in San Diego, California and with active international operations in Japan, Russia, Italy, and Portugal , Fuel Cell Store develops, manufacturers, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. In addition to primary retail operations, Fuel Cell Store also offers consulting services for high schools, colleges, and leading research institutes and is available to host workshops, conferences and corporate events. Fuel Cell Store is the leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Hydrality™

Hydrality™ is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University , Green Mountain Engineering and Airboss Aerospace, Inc. continues to have strong promise for a variety of commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

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

The aggregate purchase price for the outstanding capital stock of eTec is $3,000,000 in cash and 6,500,000 shares of our common stock of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 will be paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares were issued in the following manner: 6,500,000 were issued upon the close of the stock purchase agreement, 3,250,000 were released on date of signing, and 3,250,000were released on the first anniversary of the closing of the stock purchase agreement from the Company corporate secretary.  The shares bear a restrictive legend and are not subject to piggy-back registration rights.

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

The aggregate purchase price was $1,000,000 in cash and 2,000,000 shares of our common stock.  The company guaranteed to the sellers that the shares would be worth $1 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares were not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of 31,333,333 shares of Ecotality’s $0.001 par value common stock.

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

While we are now are in the process of investigating and analyzing third-generation reactor models , we anticipate this to be a long term project given the minimal amount of funds we are expending on this research and development effort.  Laboratory-scale test reactors are being used to gather data for the purpose of characterizing the reactor and constructing analytical design models.  It is anticipated that patent protection will be sought on one or more aspects or features of the third-generation reactor.  However, it is not our stated intent to manufacture reactors. Rather, it is our intent to use the third-generation reactors to demonstrate the technology, and then license the technology and/or the reactor design to others for commercialization. The specifications of the commercial reactors have not yet been determined, and the designs will vary based on different customer application requirements.

Status of any announced new product or service

Throughout 2008, and during the first quarter 2009, we have focused the Company on being the leading supplier of electric vehicle infrastructure. We have also continued to reiterate that although we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

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

In October of 2007, we announced that we will participate in the Arizona Public Service (APS) Advanced Hydrogasification Project (AHP).  APS, Arizona’s largest public utility company, has previously received $8.9 million in funding for this pilot project from the U.S. Department of Energy (DOE). The objective of this partnership is to investigate the use of Hydrality™ – an on-demand hydrogen production and storage technology – to support APS’ hydrogasification efforts to deliver “clean” electricity to the public. The Hydrality testing is currently estimated to commence in the middle of 2008.  The AHP program is a collaborative project among APS and industry partners, including the Department of Energy’s National Energy Technology Laboratory (NETL), to develop an economical process of producing substitute natural gas (SNG) from coal without the release of carbon dioxide, a known greenhouse gas. The APS project will use hydrogen to react with coal in a high temperature and pressure reaction that ultimately produces methane that can be injected into existing natural gas pipelines. Specifically aimed at supporting the AHP hydrogasification efforts, the project will conduct testing to evaluate the process kinetics and reactor dynamics of our Hydrality process for large-scale hydrogen production and storage applications ..

We believe the Hydrality technology has a promising future, but this future was not as eminent as it was two years ago. There have been dramatic changes in the hydrogen industry and an absence of expected interrelated product advancements (i.e. fuel cells). Thus we have determined that the extreme vagaries of the hydrogen technology industry, the immediate advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commerciality and profitability for any hydrogen technology necessitates us to prudently and significantly scale back all hydrogen expenditures, and proceed only on the basis of joint development projects or significantly subsidized development with potential .

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, we identified our segments based on the way we expect to organize our Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have concluded we have three reportable segments for the year ended December 31, 2008; ECOtality/ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality/ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal .  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note3 of this Form 10-Q. Management is continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were  inter-segment sales during the quarter ended March 31, 2009 and they have been eliminated.

Summarized financial information concerning the Company’ s reportable segments for the quarter ended March 31, 2009 and March 31, 2008 are as follows:

THREE MONTHS ENDED MARCH 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,775,086	$478,814	$216,299	$2,470,199
Depreciation and amortization	$103,510	$1,455	$891	$105,856
Operating income (loss)	$(50,980)	$136,360	$47,648	$133,028
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(41,220)	$136,360	$47,648	$142,788
Corporate Overhead Allocation	$814,340	$219,661	$99,230	$1,133,231
Segment Income / (Loss)	$(855,560)	$(83,301)	$(51,582)	$(990,443)
Capital Expenditures	$4,157	$-	$-	$4,157

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,023,555)
Capital Expenditures	$147,212	$7,396	$263,979	$418,587

Total segment assets - excluding intercompany receivables	$3,194,463	$526,609	$208,800	$3,929,872
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$974,102
Total Reported Assets				$8,399,852

THREE MONTHS ENDED MARCH 31, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,962,901	$674,975	$180,023	$2,817,899
Depreciation and amortization	$96,108	$10,284	$593	$106,985
Operating income (loss)	$(98,187)	$37,207	$(77,590)	$(138,570)
Interest Income (expense)	$2,837	$435	$-	$3,272
Gain / (Loss) on disposal of assets	$(25,020)	$-	$-	$(25,020)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(120,370)	$37,642	$(77,590)	$(160,318)
Corporate Overhead Allocation	$1,251,754	$430,436	$114,802	$1,796,992
Segment Income / (Loss)	$(1,372,124)	$(392,794)	$(192,392)	$(1,957,310)

Not Included in segment income:
Depreciation on Corporate Assets				$34,901
Reported Net income after tax				$(1,992,211)
Capital Expenditures	$135,187	$7,396	$694	$143,277

Total segment assets - excluding intercompany receivables	$4,518,623	$858,071	$249,264	$5,625,959
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,357,633
Total Reported Assets				$10,079,470

Employees

As of March 31, 2009, we had 43 employees including 15 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement other than our employees in Mexico . As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED MARCH 31, 2009, COMPARED WITH QUARTER ENDED MARCH 31, 2008

CONSOLIDATED RESULTS

During the period since January 1, 2008 we have transitioned ourselves from being a development stage company to a growth oriented renewable energy company. Thus, the variations reflected in our results of operations described below are based upon this transformation and the impact of the global economic slowdown.

In the quarter ended March 31, 2009, we had revenues of $2,470,199 compared to the quarter ended March 31, 2008 of $2,817,899.  The reduction in revenue is largely related to the a ffect of the slowing economy on our business.  The cost of goods sold percentage for the quarter ending March 31, 2009 was 56% leaving us with a gross profit of $1,075,906. Our gross margin of 44% was an improvement over the same period prior year of 43%.

Total operating expenses during the three months ended March 31, 2009 were $1,492,944 compared to $2,614,581 for the three months ended March 31, 2008, a 43% reduction from prior year.  General and administrative expenses were $1,342,509 or 90% of total operating expenses for the three months ended March 31, 2009 compared with $2,357,009 or 90% for the three months ended March 31, 2008. The reduction of 43% is attributable to tight operating controls and improved efficiencies gained in through our successful integration of our 2007 acquisitions.  Details around the changes in these expenses are described below:

Professional fees were $13,579 for the three months ended March 31, 2009 compared with $303,595 for the three months ended March 31, 2008.  This reduction demonstrates the tight cost controls implemented in 2008. New media, marketing, advertising and investor and public relations expenses were $4,087 for the three months ended March 31, 2009 compared with $490,583 for the three months ended March 31, 2008 with the decrease primarily attributable to utilizing internal corporate resources for these functions.  Legal fees were $56,836 for the quarter ended March 31, 2009 compared with $229,778 for the quarter ended March 31, 2008 and accounting fees were $64,822 for the quarter ended March 31, 2009 compared with $109,381 for the quarter ended March 31, 2008.  Executive compensation was $193,677 for the three months ended March 31, 2009 compared with $138,000 for the three months ended March 31, 2008. Depreciation expense was $138,970 for the quarter ended March 31, 2009 compared to $141,886 for the quarter ended March 31, 2008.  All other general and administrative spending totaled $1,009,507 for the three months ended March 31, 2009 compared to $1,485,672 for the three months ended March 31, 2008.

Expenses for research and development totaled $11,467 for the three months ended March 31, 2009 compared to  $115,686 for the three months ended March 31, 2008.   This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future , as reflected in the minimal amount expensed during the first quarter 2009.

Our operating loss compared favorably with the same period prior year for a loss of $1,023,555 for the quarter ended March 31, 2009 compared with a loss of $1,992,211 for the quarter ended March 31, 2008, reflecting an improvement year over year of $968,656 or 49%.

For the quarter ended March 31, 2009, we earned interest income in the amount of $0 compared with $8,150 for the quarter ended March 31, 2008.

Interest expense was $616,277 for the three months ended March 31, 2009 compared to $562,304 for the three months ended March 31, 2008.  The higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007.  We had a gain on disposal of assets in the three months ended March 31, 2009 of $9,760 compared to a loss on disposal of assets of $25,020 for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $456,652 of cash on hand and held certificates of deposit in the amount of $28,044 compared to quarter end 2008 balances of $327,332 of cash on hand and $28,044 in certificates of deposit.

We generated cash for operating activities in the first quarter of 2009 in the amount of $129,036 compared to $92,634 for 2008.   In addition, cash generated in investing activities was $5,603 for the three months ended March 31, 2009 compared to a use of cash of ($143,277) for 2008.

Cash generated by financing activities was $0 in the first quarter of 2009 compared to a use of cash of ($2,180) in 2008.

Our current financing activities are described below:

Given our competitive edge in the fast charger market, as well as having efficient plant operating capacity in Mexico , we believed our strengths in the alternative energy field would allow us to achieve our planned objectives, and to generate adequate levels of working capital in the second half of the year period ending December 31, 2008. These assumptions, however, did not adequately capture the magnitude nor the speed of the economic down turn and its subsequent impact in even the alternative energy field. These external forces restricting growth and access to capital simultaneously resulted in our financing options being very limited and expensive.

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

These cash management efforts in the year ended December 31, 2008, while adequate for that period require additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward. To that end, we have during the quarter ended March 31, 2009 continued to seek additional capital while working with our debt holders to preclude paying interest and redemption of principal redemption in exchange for additional time to generate additional capital.

On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”)  (aggregate principal amount equal to $4,117,649) and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”)  (aggregate principle amount equal to $1,764,707).  The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”), and BridgePointe Master Find Ltd  (“BridgePointe”)(individually referred to as “Holder” and collectively as the “Holders”). The Agreement’s effective date was January 1, 2009.

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we requested our debenture holders to further extend a waiver of debt service requirements.  In exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debenture s to $.06.

B.
The Holders collectively shal l maintain an equity position in the Company, in fully diluted shares, of 50.4%. Should the Holders’ equity position collectively become less than the 50.4%, the Company shall issue warrants to each Holder, pro-ratably to bring Holders’ equity position back to 50.4%.

C.	Additional covenants related to not exceeding $2,000,000 accounts payable amount or payment of other liabilities while the debentures are outstanding.

D.
T he right to recommend for placement on the Company 's Board of Directors, a nominee by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC. Such a recommendation shall meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominee shall serve until such time as the Company has redeemed the debentures.

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007 ), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended t o have an exercise price of $0.06 (to the extent that such exercise price was previously above $0.06), and the expirat ion dates shall be extended to May 1, 2014.

F.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company. The proposal shall increase the number of authorized common shares from 300,000,000 to 500,000,000.

G.
In addition, the Securities Agreement, dated November 6 , 2007 and all UCC-1 filings made as required thereof, shall be amended to include each of the Company’s current and future Patents and Trademarks. In addition the Company shall file notice of the Assignment for Security of the Company’s curre nt and any future Patents and Trademarks with the United States Patent and Trademark Office and other foreign countries as appropriate.

Our continued cash management offorts are further described in Subsequent Events.

Management’s Plan of Operation

Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. However, growth consistent with our plans did not occur in the third and fourth quarters of 2008, nor in the first quarter of 2009. Sales, consulting services and manufacturing levels remained at lower levels..

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
(1)	continued tight management of overall operations while improving margin

(2)	obtaining additional working capital to sustain our growth objectives

(3)	public and private support of alternative energy such that there is a requirement to build the related infrastructure throughout the United States

(4)	economic improvement in the US both from a liquidity standpoint and willingness of the market to invest in alternative energy infrastructure

Working Capital

Net working capital is an important measure of our ability to finance our operati ons.  Our net working capital at March 31, 2009 was negative by $4,102,122 or a ratio of 0.45 to 1.

We do not have any off-balance sheet arrangements.

We do not anticipate the need to add significant numbers of full- or part- time employees over the next 12 months.  We plan to outsource the research and development and production of our products when cost effective to do so.

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

As of March 31, 2009, the Company has four leases in effect for operating space.  Future obligations under these commitments are $156,889 for 2009, $203,413 for 2010, $95,978 for 2011 and 98,060 for 2012 and $41,225 for 2013.

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended March 31, 2009.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the quarter ended March  31, 2009.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March  31, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

Unregistered Sales of Equity Securities

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

Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended March 31, 2009

Submission of Matters to a Vote of Security Holders

None

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit
2	Plan of Purchase, Sale , Reorganization, arrangement, liquidation or succession
a. Technology Contribution Agreement and Exhibits thereto (1)
b. License Agreement with California Institute of Technology (2)

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on April 21, 1999 (3)
b. Amendment to Articles of Incorporation filed on November 27, 2006
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Restated Bylaws October 31, 2007(5)
e. Amendment to Articles of Incorporation filed on January 3, 2008 (4)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)
16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories (8)
2	Plan of Purchase, Sale , Reorganization, arrangement, liquidation or succession
a. Technology Contribution Agreement and Exhibits thereto (1)

Notes:

(1)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(2)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(3)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(5)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 30, 2008.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 07, 2009.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 03, 2009.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 11, 2009.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 10, 2009.

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	M ay 18, 2009
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	M ay 18, 2009
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	M ay 18, 2009
Barry S. Baer	Principal Accounting Officer Director

/s/ Jerry Y. S. Lin	Director	M ay 18, 2009
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	M ay 18, 2009
E. Slade Mead