Form 10-Q
period 2009-06-30
ECOTALITY, INC.
filed 2009-08-14
CIK 1301206

Form 10-Q

ECOTALITY, INC. - ETLY

Filed: August 14, 2009 (period: June 30, 2009)

Quarterly report which provides a continuing view of a company's financial position

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2009
206,892,146

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3

Financial Statements:

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

Quantitative and Qualitative Disclosures about Market Risk	37

Controls and Procedures	37

PART II - OTHER INFORMATION	38

Legal Proceedings	38

Risk Factors	38

Unregistered Sales of Equity Securities	38

Defaults Upon Senior Securities	39

Submission of Matters to a Vote of Security Holders	39

Exhibits and Reports on Form 8-K	40

SIGNATURES	41

PART1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,747,085	$2,936,150	$4,217,284	$5,754,049
Cost of goods sold	819,630	1,667,945	2,213,922	3,284,300

Gross profit	927,455	1,268,205	2,003,362	2,469,749

Expenses:
Depreciation	111,337	124,118	250,307	266,004
General and administrative expenses	1,543,850	1,539,570	2,886,361	3,896,579
Research and development	695	31,947	12,162	147,633

Total expenses	1,655,880	1,695,635	3,148,830	4,310,216

Operating loss	(728,427)	(427,430)	(1,145,468)	(1,840,467)

Other income:
Interest income	-	1,011	-	9,161
Total other income	-	1,011	-	9,161

Other expenses:
Interest expense	2,872,418	503,309	3,488,695	1,065,613
(Gain) / Loss on Disposal of Assets	-	(20,126)	(9,760)	4,894
Total other expenses	2,872,418	483,183	3,478,935	1,070,507

Loss from operations before income taxes	(3,600,845)	(909,602)	(4,624,403)	(2,901,813)

Provision for income taxes	-	-	-	-

Net (loss)	$(3,600,845)	$(909,602)	$(4,624,403)	$(2,901,813)

Weighted average number of
common shares outstanding - basic and fully diluted	161,910,484	124,732,861	156,626,487	124,601,241

Net (loss) per share-basic and fully diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$484,002	$327,332
Certificates of deposit	-	28,044
Receivables, net of allowance for bad debt of $114,019 and $69,176 as of 06/30/09 and 12/31/08 respectively	927,646	1,963,073
Inventory, net of allowance for obsolescence of $182,487 and $167,487 as of 06/30/09 and 12/31/08 respectively	1,019,551	1,149,881
Prepaid expenses and other current assets	157,187	229,931
Total current assets	2,588,386	3,698,263

Fixed assets, net accumulated depreciation of $4,482,138 and $4,283,866 as of 06/30/09 and 12/31/08 respectively	1,486,375	1,632,315

Goodwill	3,495,878	3,495,878

Total assets	$7,570,640	$8,826,457

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,002,151	$1,510,277
Accrued liabilities	1,043,526	848,789
Accrued Interest	331,990	1,281,115
Liability for purchase price	235,253	2,115,253
Note Payable - related party	450,000	450,000
Current portion of LT Debt, net of discount of $1,313,786 and $1,530,101 as of 06/30/09 and 12/31/08 respectively	2,991,049	3,411,540
Total current liabilities	6,053,970	9,616,975

Total LT Debt, net of discount of $0 and $548,735 as of 06/30/09 and 12/31/08 respectively	3,157,390	1,971,849

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized, 161,951,564 and 129,422,861 shares issued
and outstanding as of 06/30/09 and 12/31/08, respectively	161,951	129,423
Common stock owed but not issued 0 shares at 06/30/09 and 75,000 at 12/31/08	-	75
Additional paid-in capital	48,420,004	33,485,763
Unamortized Financing Charges	(9,211,240)	-
Retained deficit	(40,962,025)	(36,337,624)
Accumulated Foreign Currency Translation Adjustments	(49,409)	(40,006)
Total stockholders' equity	(1,640,718)	(2,762,368)

Total liabilities and stockholders' equity	$7,570,640	$8,826,457

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Consolidated Statement of Cash Flows

Unaudited

	For the 6 Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net Income (loss)	$(4,624,403)	$(2,901,813)
Adjustments to reconcile:
Stock and options issued for services and compensation	95,175	70,126
Depreciation	250,307	266,004
Amortization of stock issued for services	117,206	182,826
Amortization of discount on notes payable	765,050	825,097
Amortization of financing costs	2,302,811	-
Gain on disposal of assets	(9,760)	31,618
Changes in operating assets and liabilities:
Certificate of deposit	28,044	1,191,966
Accounts Receivable	1,035,426	567,066
Inventory	130,330	198,580
Prepaid expenses and other	72,744	162,337
Accounts Payable	(498,612)	(361,967)
Accrued Liabilities	605,875	(78,186)
Net cash provided (used) by operating activities	270,193	153,654

Cash flows from investing activities
Purchase of fixed assets	(113,882)	(168,254)
Proceeds from sales of fixed assets	9,761	21,339
Net cash (used) by investing activities	(104,121)	(146,915)

Cash flows from financing activities
Payments on notes payable	-	(53,168)
Net cash provided (used) by financing activities	-	(53,168)

Effects of exchange rate changes	(9,403)	(29,961)

Net increase (decrease) in cash	156,670	(76,386)
Cash – beginning	327,332	677,318
Cash – ending	$484,002	$600,931

Supplemental disclosures:
Interest paid	$-	$124,270
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$95,175	$70,126
Shares of stock issued	1,150,000	250,000
Number of options issued	-	-
Stock issued for acquisition	$1,880,000	$-
Shares of stock issued	31,333,333	-

Amortization of stock issued for services	$117,206	$182,826

Amortization of discount on notes payable	$765,050	$825,097

Note Payable converted for common stock	$-	$100,000
Shares of stock issued	-	333,333

The accompanying notes are an integral part of these financial statements

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1 – History and organization of the company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of  Nevada as Alchemy Enterprises, Ltd.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

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

On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as ECOtality Stores, Inc wholly owned subsidiary.  See note 3 for further information.

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

The consolidated financial statements as of December 31, 2008 and June 30, 2009 include the accounts of ECOtality, Innergy Power Corporation, ECOtality Stores, Inc ,(DBA Fuel Cell Store) eTec, and Minit-Charger.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $3,600,845 for the three months ended June 30, 2009 and $4,624,403 for the six months ended June 30, 2009.  The Company has working capital of ($3,723,873) as of June 30, 2009 and has accumulated a retained deficit of $40,962,025 since its date of inception.

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

Interest income is credited to cash balances as earned.  For the quarter ended June 30, 2009 and 2008 interest income was $0 and $1,011, respectively.  For the six months ended June 30, 2009 and 2008 interest income was $0 and $9,161 respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At June 30, 2009 and 2008, the Com pany had approximately $100,000 and $325,881 in excess of FDIC insured limits, respectively.

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts.   Accounts receivable at June 30, 2009 was $927,646.  At June 30, 2009 we had two customers that represented in excess of 10% of our receivable balance. The first, Battelle Energy Alliance LLC had a balance of $114,373.  $90,490 of the balance was paid in July 2009.  The second, The United States Department of Energy had a balance of $112,647.  This balance was paid in full in July 2009. The Company has not experienced material losses in the past from these or any other significant customers and continues to monitor its exposures to minimize potential credit losses.  The allowance for doubtful accounts was $114,019 and $21,126 as of June 30, 2009 and 2008, respectively.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment by performing the necessary testing for recoverability of the asset and measuring its fair value. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  During the three months ended June 30, 2009 and 2008 the Company had impairment expense of $0 and $0, respectively.  During the six months ended June 30, 2009 and 2008 impariment expense was $0 and $0 respectively.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability.  As of June 30, 2009 and 2008, management has concluded that no reserve is required for product returns.

Warranty Liability
The Company warrants a limited number of Minit-Charger products against defects for periods up to 33 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly.  As of June 30, 2009 the warranty reserve was $111,692.   Management has concluded this warranty reserve to be adequate for future expenses relating to the warranty.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence as of June 30, 2009 was $182,487.

Advertising costs
The Company expenses all costs of advertising as incurred.  Advertising costs of $17,211 and $2,100 were included in general and administrative expenses for the quarter ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008 advertising costs included in general and administrative expenses were $21,298 and $17,554 respectively.

Research and development costs
Research and development costs are charged to expense when incurred.  For the quarter ended June 30, 2009 and 2008,  research and development cos ts were $695 and $31,947, respectively. For the six months ended June 30, 2009 and 2008 research and development was 12,162 and 147,633 respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

Foreign Currency Translation
In 2008 and 2009, a Company subsidiary, PEP Mexico operated outside the United States and their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

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

The Company adopted FASB Interpretation Number. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.  As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination, therefore the implementation of this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months.  As of June 30, 2009 and 2008 respectively, no income tax expense has been incurred.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended June 30, 2009; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™  and  Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q. Management continues to assess how it evaluates segment performance, and utilizes income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. For the quarter ended June 30, 2009 and June 30, 2008, inter-segment sales were $0 and $0 respectively.  For the six months ended June 30, 2009 and 2008 inter-segment sales were $28,723 and $0 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Recent Accounting pronouncements
In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payments, FAS 123R replaces FAS No. 123, Accounting for Stock-Based Compensation and related interpretations, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The award amortization period is dependent upon the vesting period of the award. FAS 123R is effective January 1, 2006. Accordingly, the Company accelerated the vesting of pre-exsting awards as of June 30, 2009 and any unamortized amounts were expensed . The company has adopted this accounting standard which requires only new awards or awards that are modified, repurchased or cancelled after the effective date to be accounted for under the provisions of FAS123R.

In November 2004, FASB issued Financial Accounting Standards No. 151, Inventory Costing, an amendment amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts such as wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal ." The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarters ended June 30, 2009 and 2008.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except where specifically exempted in authoritative announcements.  The Company has applied FAS157 prospectively effective with its fiscal year beginning January 1, 2008.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the quarter ended June 30, 2009 and June 30, 2008 or for the six months ended June 30, 2009 and 2008.

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

Note 4 – Acquisitions, Goodwill, and Goodwill Impairment

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary named ECOtality Stores, Inc.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the six months ended June 30, 2009 and 2008 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

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
$539,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) cash flow losses as well as a determination of fair value less than the carrying value.  As a result of this testing, the full amount of goodwill ($326,782) was impaired during the year ended December 31, 2007.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141 ..  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the six months ended June 30, 2009 and 2008 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

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
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) cash flow losses as well as a determination of fair value less than the carrying value.  As a result of this testing, the full amount of goodwill ($2,494,565) was impaired during the year ended December 31, 2007.

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.   Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended June 30, 2009 include the financial results of eTec subsequent to the date of the acquisition.

The fair market value of the transaction was $5,437,193. The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 6,500,000 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also included $217,193 in direct acquisition costs and the subsequent Net Working Capital Adjustment discussed below.

The $500,000 was initially payable in monthly installments of $50,000 beginning December of 2007.  Payment of the balance of the note payable remaining at June 30, 2009 was $235,253 and payment of this amount has been deferred by the Sellers until October 1, 2009.

Included in the purchase agreement was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented by the Sellers in August 2008 and a True-Up Payment of $400,000 from the Buyers to the Sellers was agreed to in full satisfaction of this purchase agreement requirement. The resulting note payable represents an adjustment of the purchase price, and as such has been recorded as an increase to Goodwill of $400,000.

The balance of the note payable attributable to the Working Capital True was $450,000 as of June 30, 2009.  This payment has been deferred by the Sellers until October 1, 2009.

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
$5,437,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2007 no impariment was taken in the year ended December 31, 2007.  This testing yielded similar results in both the quarter and the six months ending June 30, 2009 supporting the carrying value, resulting in $0 impairment for those periods.

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the six months ended June 30, 2009 and 2008 include the financial results of Minit-Charger subsequent to the date of the acquisition.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. The liability was adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet. This liability was reflected at $0 for the June 30, 2009 balance sheet as the purchase price obligation was settled in full on January 30, 2009 with the issuance of 31,333,333 shares of Ecotality’s $0.001 par value common stock.

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
$3,000,000

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) cash flow losses as well as a determination of fair value less than the carrying value.  As a result of this testing, the full amount of goodwill ($1,280,066) was impaired during the year ended December 31, 2007.

Note 5 – Fixed assets

Fixed assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	At June 30,	At December 31,
	2009	2008
Equipment	$3,144,200	$3,143,273
Buildings	575,615	575,615
Vehicles	1,658,432	1,600,849
Furniture and fixtures	47,410	47,409
Leasehold improvements	470,380	470,380
Computer Software	72,476	78,655
	5,968,513	5,916,181
Less: accumulated depreciation	(4,482,138)	(4,283,866)
	1,486,375	1,632,315

Depreciation expense totaled $111,337 and $124,118, for the quarters ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008 depreciation expense was $250,307 and 266,004 respectively.

Note 6 – Notes payable

For the quarter ended June 30, 2008

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

Interest expense totaled $2,872,418 for the quarter ended June 30, 2009 and $503,309 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009 and 2008 interest expense was $3,488,695 and $1,065,613 respectively.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 for details. As of June 30, 2009, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. As of September 30, 2008 the vehicle had been sold and the related note payable was paid in full.

NOVEMBER AND DECEMBER 2007 DEBENTURES & SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants were to expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2008, a total of $1,797,419 had been amortized and recorded as interest expense and $2,078,836 remained as the unamortized discount. At June 30, 2009 a total of $2,562,470 had been amortized and a balance of $1,313,786 remains in unamortized discount. See note 8 for additional discussion regarding the issuance of warrants.

AUGUST 2008 AMENDMENT TO THE DEBENTURES
On August 29, 2008 the Company signed an Amendment to the Debenture agreements deferring the payments indicated above. The purpose of the agreement was to provide the Company time to fund its working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

AUGUST 2008 WAIVER PROVISIONS:
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

G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison ) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $1.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares was capped at 4,000,000.

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

IMPACT OF THE AUGUST 2008 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
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

 IMPACT OF OCTOBER 2008 TRUE-UP (REQUIRED BY THE AUGUST 2008 WAIVER) TO THE FINANCIAL STATEMENTS
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

1.
The estimated change in value of the restated  debenture warrants related to the reset of the exercise price (see letter “G” above) was calculated by using the stock price employed for the Innergy true up calculation of $0.06 as the new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $0.08 (old) and $0.06 (new), Stock Price $0.10 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $35,001 and was charged to interest expense.

2.
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

MARCH 2009 AMENDMENT TO THE DEBENTURES
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

MARCH 2009 WAIVER PROVISIONS:
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

D.
The right to recommend for placement on the Company 's Board of Directors, a nominee by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC. Such a recommendation shall meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominee shall serve until such time as the Company has redeemed the debentures.

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

IMPACT OF THE MARCH 2009 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
There was no financial impact of the March 2009 waiver as the warrants mentioned were reset to $0.06 at the time of the October 2008 true up.

MAY 2009 AMENDMENT TO THE DEBENTURES
       Despite the current tenuous economic situation, the financial opportunities specifically in the Stimulus projects related to electric transportation, were deemed  material to the Company’s future, thus  on  May 15, 2009, the Company and the Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s equity as well as establishing an inducement for additional working capital for the Company.  The Agreement’s effective date was May 1, 2009.

MAY 2009 WAIVER PROVISIONS:
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

5.	Maintain the conversion price of the November 2007 Debentures and December 2007 Debentures at $.06.
6.
Additional covenants related to not exceeding $2,500,000 accounts payable amount or payment of other liabilities while the debentures are outstanding. Other covenants include maintaining minimum cash flow amounts. Allowing for inspection of financial records, and achieving Stimulus contract target objectives.

7.
The right to recommend for placement on the Company's Board of Directors, two (2)  nominees by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC or other debenture holders. Such a recommendation will meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominees may serve until such time as the Company has redeemed the debentures.

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

9.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended to have an exercise price of $0.01 (to the extent that such exercise price was previously above $0.06), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

10.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company.  The proposal shall increase the number of authorized common shares from 300,000,000 to 1,300,000,000.

11.
Agreed to specific provisions relating to disclosure of material nonpublic information by debenture holder board members, or at other times when complying with the provisions of the debenture waive agreement..

IMPACT OF THE MAY 2009 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
In the quarter ended June 30, 2009, the financial impact of the May waiver was calculated and is being amortized as noted below, over the waiver period of May 15, 2009 through December 31, 2009.

1.
The change in value of the restated debenture warrants related to the reset of the exercise price (see #9 above) was calculated using the Black Scholes Model using the following assumptions: Strike Price $0.06 (old) and $0.01 (new), Stock Price $0.11 (price on date of agreement), time 162.34 days Volatility 162.34%, Risk Free Interest Rate 3.10%. The increase in value calculated totaled $887,843.  This amount was added to additional paid in capital, and a contra-equity account for  “Unamortized Financing Charges” was established as the offset.  The portion of the Unamortized Financing Charges” that were attributable to May 15 through June 30th was $177,569 and was charged to interest expense in the quarter ended June 30, 2009.  The remaining $710,274 will be expensed over the waiver period.

2.
The number of additional warrants  to be issued to support the requirement of an 80% equity position as described in #8 above was calculated as follows:  Total Debenture warrants outstanding prior to the waiver = 52,287,599 + shares available on debenture conversion 122,767,526 = 175,055,125 Total Fully Diluted Debenture Holder Ownership Pre-Waiver.  Total Company Fully Diluted Shares at May 15, 2009 of 860,870,856 was used as the base on which to calculate the 80% ownership target  of  688,696,685 shares.  To determine the warrants to be issued the 80% target figure of 688,696,685 less total Debenture Holder Ownership of 175,055,125 resulted in 513,641,559 (additional warrants to be issued).  To value the new warrants we used the market cap at the date of the issuance calculated as shares outstanding at May 15, 2009 of 161,906,194 multiplied by the closing share price of  $0.11 = $17,809,681.  To get the portion of the market cap  attributable to the new warrants (vs. those already held by the debenture holders ) we divided the # of new warrants (513,641,559) by the total 80% ownership target number of shares ofr the debenture holders (686,696,685)  to get (75%).  The 75% was multiplied by  80% total ownership %, and the resulting 60% was then multiplied by the total market cap to get the portion of the market cap attributable to the new issuance of  $10,626,208. This amount was added to additional paid in capital, and a contra-equity account for “Unamortized Financing Charges” was used as the offset.

The portion of the Unamortized Financing Charges” that were attributable to May 15 through June 30th was $2,125,242 and was charged to interest expense in the quarter ended June 30, 2009.  The remaining $8,500,966 will be expensed over the waiver period.

JUNE 2009 Amendement to the MAY Amendment to the Debentures
In addition the debenture holders and the Company signed a First Amendment to Amendment to Debentures and Warrants, Agreement and Waiver dated June 30, 2009.  This amendment modified the May 15, 2009 Amendment by:
JUNE 2009 Amendment Provisions:
a.	Increasing approval authority for specified transactions for the November and December 2007 and July 2009 Debenture Holders to 85% from 75% of outstanding principal amount.
b.	Clarifying whom has Board of Director member rights
c.	Clarifying the June 30, 2009 warrant true-up calculation, per the May 15, 2009 Amendment.
Impact of the provisions of the June Amendment to the financial statements:
There was no impact to the financial statements related to the June amendment to the May 15, 2009 amendment.

The current portion of the debentures is recorded, net of a $1,313,786 discount, is $4,304,835 at June 30, 2009.  The long-term portion of the debentures is $2,869,890 as of June 30, 2009.

Included in accrued interest is $286,989 of accrued interest relating to the debentures at June 30, 2009.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carried a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but has been extended to October 1, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line are due and payable in full on October 1, 2009. The balance of the note payable w as $450,000 at June 30, 2009.

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

Interest expense totaled $2,872,418 and $503,309 for the quarter ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008 interest expense was $3,488,695 and $1,065,603 respectively .

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

During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 1,000,000 options for shares of common stock currently and issue another 1,000,000 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $0.30.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $0.30, market price of $0.32, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 was amortized into expense and $257,858 remained in unamortized cost of stock issued for services.  $140,650 was amortized in 2008, and the remaining $117,208  was expensed in the six months ending June 30, 2009.   The options issued in 2008 were treated as earned equally over the two-year term of the agreement so that 83,334 of these options were earned and expensed as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442. The balance of the options were valued at $55,168 using the Black Scholes pricing model and were expensed as earned in the year ending December 31, 2008.

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

On August 8, 2008 the Company entered into a contract for services with vendor that called for the issuance of 390,000 shares of the Company’s $0.001 common stock.  These shares were valued at $54,900 and are being expensed over the life of the contract.  At December 31, 2008 $22,750 had been expensed leaving a balance of $31,850 in prepaid services.  In the quarter ended June 30, 2009 $13,650 was expensed leaving a balance of $4,550 in prepaid services at June 30,2009.

There were 129,422,861 s hares of common stock issued and outstanding at December 31, 2008.

In March 2009 the Company issued 1,075,000 shares of the Company’s $0.001 common stock in satisfaction of payables owed to two service vendors.

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

On April 13, 2009 75,000 shares of common stock were issued to an employee in accordance with an employment agreeemnt.

On June 1, 2009, 45,370 shares of common stock were issued to BridgePointe Master Fund Ltd in satisfaction of a cashless exercise of 50,000 warrants.

There were 161,951,564 s hares of common stock issued and outstanding at June 30, 2009.

There was no preferred stock issued or outstanding as of June 30, 2009.

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

The November and December debenture warrants were reset a second time in October 2008 from $0.08 to $0.06 due to the Innergy True Up outlined in Note 6 and an additional 8,351,492 new warrants with an exercise price of $0.06 were issued.

At December 31, 2008, there were 57,838,729 options and warrants outstanding.

A third reset of the November and December debenture warrants occurred in January 2009 due to the Edison True up outlined in Note 6.  This reset led to the issuance of an additional 4,720,408 warrants attributable to the November and December Warrants with an exercise price of $0.06.

At of March 31, 2009 there were 62,559,137 options and warrants outstanding.

On May 15, 2009 the November and December debentures were amended as outlined in Note 6.  As a result, the existing warrants were reset from $0.06 to $0.01 exercise price and an additional 513,641,559 true up warrants were also issued to provide for an 80% equity position agreed to as part of this amendment.

On June1, 2009 BridgePointe Master Fund exercised 50,000 of their warrants.

As of June 30, 2009 there were 576,150,697 options and warrants outstanding.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31,2007	19,075,462	$0.42
Granted	38,763,267	$0.06
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	57,838,729	$0.14
Granted	518,361,968	$0.01
Exercised	50,000	$0.01
Cancelled	0	$0.00
Outstanding at June 30, 2009	576,150,697	$0.02

	STOCK WARRANTS OUTSTANDING
		Weighted- Average	Weighted-
	Number of	Remaining	Average
Range of	Shares	Contractual	Exercise
Exercise Prices	Outstanding	Life in Years	Price
$0.35	5,421,537	2.33	$0.35
$1.24 - $1.42	1,900,000	2.05	$1.36
$0.01	565,879,160	4.92	$0.01
$0.28	1,000,000	8.33	$0.28
$0.19	950,000	8.50	$0.19
$0.04	1,000,000	9.33	$0.04
	576,150,697	4.9	$0.02

	STOCK WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Prices	Exercisable	Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.01	565,879,160	$0.01
$0.28	1,000,000	$0.28
$0.19	950,000	$0.19
$0.04	1,000,000	$0.04
	576,150,697	$0.02

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9– Commitments and contingencies

As of June 30, 2009, the Company has four leases in effect for operating space.  Future obligations under these commitments are $122,435 for 2009, $245,804 for 2010, $88,448 for 2011, $90,521 for 2012 and $45,787 for 2013.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 which has been accrued in the quarter ended June 30, 2009.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 10 – Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter and six months ended June 30 2009; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal ..  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q Management continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were no inter-segment sales during the quarter ended June 30, 200 9 and 2008.  For the six months ended June 30, 2009 and 2008 inter-segment sales were $28,723 and $0.  All inter-segment sales have been eliminated in the consolidation process.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’ s reportable segments for the quarter ended June 30, 2009 and June 30, 2008  and for the six months ended June 30, 2009 and 2008 respectively are as follows:

THREE MONTHS ENDED JUNE 30, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,020,473	$572,008	$154,604	$1,747,085
Depreciation and amortization	$75,845	$1,471	$106,473	$183,789
Operating income (loss)	$(142,339)	$128,710	$13,696	$67
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(142,339)	$128,710	$13,696	$67
Corporate Overhead Allocation	$2,083,942	$1,168,117	$315,722	$3,567,781
Segment Income / (Loss)	$(2,226,281)	$(1,039,407)	$(302,026)	$(3,567,713)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(3,600,845)
Capital Expenditures	$109,725	$-	$-	$109,725

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,640

THREE MONTHS ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,992,106	$711,870	$232,174	$2,936,150
Depreciation and amortization	$95,301	$(6,185)	$890	$90,006
Operating income (loss)	$181,200	$84,906	$66,504	$332,610
Interest Income	$920	$-	$-
Gain / (Loss) on disposal of assets	$27,074	$-	$-	$27,074

Segment Income before Corporate Overhead Allocation	$209,194	$84,906	$66,504	$360,604
Corporate Overhead Allocation	$838,660	$299,691	$97,743	$1,236,095
Segment Income / (Loss)	$(629,466)	$(214,785)	$(31,239)	$(875,491)

Not Included in segment income:
Depreciation on Corporate Assets				$34,112
Reported Net income after tax				$(909,602)
Capital Expenditures	$29,540	$4,566	$-	$34,106

Total segment assets - excluding intercompany receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,185,173
Total Reported Assets				$9,306,974

SIX MONTHS ENDED JUNE 30, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,795,559	$1,050,822	$370,903	$4,217,284
Depreciation and amortization	$179,355	$2,926	$107,364	$289,645
Operating income (loss)	$(193,319)	$265,070	$61,344	$133,095
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(183,559)	$265,070	$61,344	$142,855
Corporate Overhead Allocation	$2,898,282	$1,387,778	$414,952	$4,701,012
Segment Income / (Loss)	$(3,081,841)	$(1,122,708)	$(353,608)	$(4,558,157)

Not Included in segment income:
Depreciation on Corporate Assets				$66,246
Reported Net income after tax				$(4,624,403)
Capital Expenditures	$113,882	$-	$-	$113,882

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,640

6 MONTHS ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,955,007	$1,386,845	$412,196	$5,754,048
Depreciation and amortization	$191,409	$4,099	$1,483	$196,991
Operating income (loss)	$83,013	$122,113	$(11,086)	$194,040
Interest Income	$3,757	$435	$-	$4,192
Gain / (Loss) on disposal of assets	$2,054	$-	$-	$2,054

Segment Income before Corporate Overhead Allocation	$88,824	$122,548	$(11,086)	$200,286
Corporate Overhead Allocation	$2,084,772	$731,037	$217,278	$3,033,087
Segment Income / (Loss)	$(1,995,948)	$(608,489)	$(228,364)	$(2,832,801)

Not Included in segment income:
Depreciation on Corporate Assets				$69,013
Reported Net income after tax				$(2,901,813)
Capital Expenditures	$165,422	$2,832	$-	$168,254

Total segment assets - excluding intercompany receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,185,173
Total Reported Assets				$9,306,974

NOTE 11 – Related Party Transactions

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 are contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires on December 15, 2008. No other interest payments or fees are required under the agreement. The fee of $45,000 is being expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008. All amounts advanced under the Line were due and payable in full on December 15, 2008. The balance of the note payable was $450,000 at June 30, 2009.

Note 12 – Subsequent Events

July 2, 2009 Secured Convertible Debentures
To support ECOtality’s expansion and current working capital needs, the Company  received effective July 2, 2009 a direct investment of $2,500,000 through  July 2, 2009 issuance of $2,500,000 in 8% Secured Convertible Debentures (July 2009 Debentures) due October 1, 2010. The debentures have an  conversion price or $0.06 per share of Ecotality common stock. Shenzhen Goch Investment Ltd was issued $2,000,000 of July 2009 Debentures, Enable Growth Partners (November and December 2007 Debenture holder) was issued $250,000 in July 2009 Debentures, and BridgePointe Master Fund (November and December 2007 Debenture holder) was issued $250,000 in July 2009 Debentures. The July 2009 Debentures:

a.	Are consistent with the initial debentures issued in November and December 2007 except this series is secured, convertible rather than original issue discount debentures.

b.	Update the original Security Purchase Agreements, Securities Agreements, Registration Rights Agreements, Subsidiary Guarantees, and related disclosure schedules.

c.
Providefor issuance of warrants to Shenzhen Goch Investment Ltd for their capital investment and adjusting the warrants held by Enable and BridgePointe subject to the June 30, 2009 true up as defined in the May 15, 2009 Amendment.

d.	Restate the agreement to increase the number of the Company’s authorized common shares from 300,000,000 to 1,300,000,000.

e.
Restate the covenants established in the May 15, 2009 Amendment and the Karner “carve-out” should certain “Stimulus” contract targets not be achieved. In accordance with the terms of the May 15 Amendment, the Company and Karner agreed that if Karner continues to remain a full-time employee, and The Company (with Karner’s assistance) fail to secure executed Stimulus Contracts (as defined in the May 15 Amendment) having an aggregate total contract value of $20,000,000 or more during the period from May 15, 2009 through October 1, 2009, then The Company  must, on or prior to October 9, 2009, transfer ownership of all stock and assets of The Clarity Group, Inc. to Karner.

Onl July 7, 2009 the total balance of Bridge Note due to Mr. Donald Karner and Ms. Kathryn Forbes of $450,000 plus financing charges of $45,000 was paid in full.

On July 16, 2009 BridgePointe Master Fund exercised 50,000 warrants in a cashless exercise resulting in the issuance of 45,039 shares of common stock.

On July 20, 2009 100,000 shares of the Company’s common stock were issued to employees under the Employee Equity Incentive Plan.

On July 21, 2009 BridgePointe Master Fund exercised 300,000 warrants in a cashless exercise resulting in the issuance of 266,966 shares of common stock.

On July 29, 2009 the Company issued 1,000,000 shares to employees under the Employee Equity Incentive Plan.

On July 30, 2009 BridgePointe Master Fund exercised 500,000 warrants in a cashless exercise resulting in the issuance of 455,634 shares of common stock.

On August 5, 2009 BridgePointe Master Fund exercised 2,000,000 warrants in a cashless exercise resulting in the issuance of 1,837,793 shares of common stock.  Also on this date several Enable debenture holders converted a portion of their debenture principal, $840,000 into common stock resulting in an issuance of 14,000,000 shares of common stock.

On August 6, 2009 Enable Growth Partners exercised 13,600,000 warrants in a cashless exercise resulting in the issuance of 13,026,160 shares of common stock.  Enable Opportunity Partners exercised 1,600,000 warrants in a cashless exercise resulting in the issuance of 1,532,489 shares of common stock.  Pierce Diversified Master Fund exercised 800,000 warrants in a cashless exercise resulting in the issuance of 766,245 shares of common stock.  Also on August 6, BridgePointe Master Fund (debenture holder) converted a portion of their debenture principal, $250,000 into common stock resulting in an issuance of 4,166,666 shares of common stock.

On August 7, 2009 BridgePointe Master Fund exercised 8,000,000 warrants in a cashless exercise resulting in the issuance of 7,743,590 shares of common stock.

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

On June 11, 2007, we bought the assets of the Fuel Cell Store (www.FuelCellStore.com), a small web-based seller of educational fuel cell products. The Fuel Cell Store product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services for establishing educational programs for all levels of educational institutions.  Since Fuel Cell Store was significantly smaller than we are, we were not required to provide audited financial statements for it.  We operate the Fuel Cell Store through our wholly-owned subsidiary, ECOtality Stores, Inc.  While revenue producing activities, facilities and employees has initially remained the same, we have changed the distribution system through inventory control procedures, and expanded the customer base through increased emphasis on marketing.  We sell Fuel Cell Store products through our own ECOtality Store’s website ( www.fuelcellstore.com ).

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

Status of any announced new product or service

Throughout 2008, and during the first six months of 2009, we have focused the Company on being the leading supplier of electric vehicle infrastructure. We have also continued to reiterate that although we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

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

Current transportation industry trends suggest that the commercial viability of hydrogen fuel cell vehicles remains on the distant horizon (about 10 years away) due to cost and efficiency problems with underlying fuel cell technologies. Being reactive and reflexive to these market trends, we have reduced the developmental costs of Hydrality for transportation applications to pursue additional applications with immediate commercial applicability in 2009. With the current shift in the transportation market towards plug-in hybrid vehicles (PHEV) and pure electric vehicles (EV), we will aggressively explore the use of eTec’s fast charging systems in PHEV and EV infrastructure applications.  If and when fuel cell technologies begin to present a practical and economically viable solution for alternative electric propulsion systems, the Company will be prepared to capitalize upon the ongoing research and development efforts of Hydrality to modify the system for use in transportation applications.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note3 of this Form 10-Q. Management is continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were  inter-segment sales during the quarter ended June, 2009 and they have been eliminated.

Summarized financial information concerning the Company’ s reportable segments for the quarter ended June 30, 2009 and June 30, 2008  and for the six months ended June 30, 2009 and 2008 respectively are as follows:

THREE MONTHS ENDED JUNE 30, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,020,473	$572,008	$154,604	$1,747,085
Depreciation and amortization	$75,845	$1,471	$106,473	$183,789
Operating income (loss)	$(142,339)	$128,710	$13,696	$67
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(142,339)	$128,710	$13,696	$67
Corporate Overhead Allocation	$2,083,942	$1,168,117	$315,722	$3,567,781
Segment Income / (Loss)	$(2,226,281)	$(1,039,407)	$(302,026)	$(3,567,713)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(3,600,845)
Capital Expenditures	$109,725	$-	$-	$109,725

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,640

THREE MONTHS ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,992,106	$711,870	$232,174	$2,936,150
Depreciation and amortization	$95,301	$(6,185)	$890	$90,006
Operating income (loss)	$181,200	$84,906	$66,504	$332,610
Interest Income	$920	$-	$-
Gain / (Loss) on disposal of assets	$27,074	$-	$-	$27,074

Segment Income before Corporate Overhead Allocation	$209,194	$84,906	$66,504	$360,604
Corporate Overhead Allocation	$838,660	$299,691	$97,743	$1,236,095
Segment Income / (Loss)	$(629,466)	$(214,785)	$(31,239)	$(875,491)

Not Included in segment income:
Depreciation on Corporate Assets				$34,112
Reported Net income after tax				$(909,602)
Capital Expenditures	$29,540	$4,566	$-	$34,106

Total segment assets - excluding intercompany receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,185,173
Total Reported Assets				$9,306,974

SIX MONTHS ENDED JUNE 30, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,795,559	$1,050,822	$370,903	$4,217,284
Depreciation and amortization	$179,355	$2,926	$107,364	$289,645
Operating income (loss)	$(193,319)	$265,070	$61,344	$133,095
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(183,559)	$265,070	$61,344	$142,855
Corporate Overhead Allocation	$2,898,282	$1,387,778	$414,952	$4,701,012
Segment Income / (Loss)	$(3,081,841)	$(1,122,708)	$(353,608)	$(4,558,157)

Not Included in segment income:
Depreciation on Corporate Assets				$66,246
Reported Net income after tax				$(4,624,403)
Capital Expenditures	$113,882	$-	$-	$113,882

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,640

6 MONTHS ENDED JUNE 30, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,955,007	$1,386,845	$412,196	$5,754,048
Depreciation and amortization	$191,409	$4,099	$1,483	$196,991
Operating income (loss)	$83,013	$122,113	$(11,086)	$194,040
Interest Income	$3,757	$435	$-	$4,192
Gain / (Loss) on disposal of assets	$2,054	$-	$-	$2,054

Segment Income before Corporate Overhead Allocation	$88,824	$122,548	$(11,086)	$200,286
Corporate Overhead Allocation	$2,084,772	$731,037	$217,278	$3,033,087
Segment Income / (Loss)	$(1,995,948)	$(608,489)	$(228,364)	$(2,832,801)

Not Included in segment income:
Depreciation on Corporate Assets				$69,013
Reported Net income after tax				$(2,901,813)
Capital Expenditures	$165,422	$2,832	$-	$168,254

Total segment assets - excluding intercompany receivables	$4,090,157	$714,655	$221,111	$5,025,923
Other items Not included in Segment Assets:
Goodwill				$3,095,878
Other Corporate Assets				$1,185,173
Total Reported Assets				$9,306,974

Employees

As of June 30, 2009, we had 49 employees including 14 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement other than our employees in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED JUNE 30, 2009, COMPARED WITH QUARTER ENDED JUNE 30, 2008

CONSOLIDATED RESULTS

Since January 1, 2008 we have been transitioning ourselves from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure. Thus, the variations reflected in our results of operations described below are based upon this transformation and the impact of the global economic slowdown.

In the quarter ended June 30, 2009, we had revenues of $1,747,085 compared to the quarter ended June 30, 2008 of $2,936,150.  This reduction in revenue is largely related to the effect of the slowing economy on our business particularly our industrial charger sales.  Internally we saw a reduction in billable consulting hours due to the redployment of resources required to prepare for the US Department of Energy Stimulus grant proposals to be awarded during the quarter ended September 30, 2009. The cost of goods sold percentage for the quarter ending June 30, 2009 was 46.9% leaving us with a gross profit of $927,455. Our gross margin of 53.1% was an improvement over the same period in 2008 of 43.2%. Further, it should be noted that while there was a decrease in top line revenues for the quarter ended June 30, 2009, our operating subsidiaries continued to generate positive operating income

Total operating expenses during the three months ended June 30, 2009 were $1,655,880 compared to $1,695,635 for the three months ended June 30, 2008..  General and administrative expenses were $1,543,850 or 93.2% of total operating expenses for the three months ended June 30, 2009 compared with $1,539,570 or 90.7% for the three months ended June 30, 2008. This overall consistency for the quarter year over year comparisonis is attributable to maintainging tight operating controls, improved efficiencies while operating in a complex economic environment.  Details around the changes in these expenses are described below:

Professional fees were $14,255 for the three months ended June 30, 2009 compared with $64,234 for the three months ended June 30, 2008.  This reduction demonstrates the tight cost controls initiated in 2008 and continued in place in 2009. New media, marketing, advertising and investor and public relations expenses were $17,211 for the three months ended June 30, 2009 compared with $32,582 for the three months ended June 30, 2008 with the decrease primarily attributable to utilizing internal corporate resources for these functions.  Legal fees were $159,645 for the quarter ended June 30, 2009 compared with $102,711 for the quarter ended June 30, 2008 and accounting fees were $48,500 for the quarter ended June 30, 2009 compared with $12,175 for the quarter ended June 30, 2008.  Executive compensation was $201,123 for the three months ended June 30, 2009 compared with $131,000 for the three months ended June, 2008. Depreciation expense was $111,337 for the quarter ended June 30, 2009 compared to $124,118 for the quarter ended June 30, 2008.  All other general and administrative spending totaled $1,103,143 for the three months ended June 30, 2009 compared to $1,196,868 for the three months ended June 30, 2008.

Expenses for research and development totaled $695 for the three months ended June 30, 2009 compared to $31,947 for the three months ended June 30, 2008.   This steep reduction reflects our continued strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future, as reflected in the minimal amount expensed during the second quarter 2009.

Our operating loss compared negatively with the same period prior year for a loss of $728,427 for the quarter ended June 30 2009 compared with a loss of $427,430 for the quarter ended June 30, 2008.  While we made strides in improving our gross margin comparing 2009 to 2008, we were unable to reduce general and administrative expenses accordingly and generated the operating loss as indicated.

For the quarter ended June 30, 2009, we earned interest income in the amount of $0 compared with $1,011 for the quarter ended June 30, 2008.

Interest expense was $2,872,418 for the three months ended June 30, 2009 compared to $503,309 for the three months ended June 30, 2008.  The signicantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007and were required to amend given our inability to pay principal and interest during the period.  We had no gain on disposal of assets in the three months ended June 30, 2009 compared to a loss on disposal of assets of $20,126for the same period in 2008.

SIX MONTHS ENDED JUNE 30, 2009, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

It is difficult to compare the six months ended June 2009 results to the same period in 2008 as during the six months ended June 30, 2008 was a period of transformation  from being a development stage company to a growth oriented renewable energy company with four new acquisitions to integrate into a cohesive whole company. Further compounding any comparison to the six months ended June 30, 2009 is the economic downturn experienced by the US and our company particularly within the industrial sales area. Thus, the variations reflected in our results of operations described below are based upon these factors.

In the six months ended June 30, 2009, we had revenues of $4,217,284 compared to the six months ended June 30, 2008 of $5,754,049. The cost of goods sold percentage for the six months ending June 30, 2009 was 52.5% leaving us with a gross profit of $2,003,362. The decrease in revenues in 2009 as compared to 2008 is a reflection of our second quarter revenue decrease of $1,189,065.

Total operating expenses during the six months ended June 30, 2009 were $3,148,830 compared to $4,310,216 for six months ended June 30, 2008. General and administrative expenses were $2,886,361for six months ended June 30, 2009 compared with $3,896,579 for the six months ended June 30, 2008. This major decrease in general and administrative expenses reflects our overall approach to controlling overhead costsThese expenses are described in detail below:

Professional fees were $27,804 for the six months ended June 30, 2009 compared with $367,829 for the six months ended June 30, 2008. This change reflects the increased resources required for our transition and our overall increase in size. New media, marketing, advertising and investor and public relations expenses of $21,298 for the six months ended June 30, 2009 also shows significant reduction from prior year of $123,165 for the six months ended June 30, 2008.  This reduction was accomplished through utilizing Corporate resources for many of these activities in 2009.  Legal fees were $216,481 for the six months ended June 30, 2009 compared with $332,489 for the six months ended June 30, 2008 and accounting fees were $113,322 for the six months ended June 30, 2009 compared with $121,556 for the six months ended June 30, 2008. Executive compensation was $394,803 for the six months ended June 30, 2009 compared with $269,000 for the six months ended June 30, 2008. Depreciation expense was $250,307 for the six months ended June 30, 2009 compared to $266,004 for the six months ended June 30, 2008.  All other general and administrative spending totaled $2,112,650 for the six months ended June 30, 2009 compared to $2,682,540 for the six months ended June 30, 2008.

Expenses for research and development totaled $12,162 for the six months ended June 30, 2009 compared to $147,633for the six months ended June 30, 2008. This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

Our operating loss of $4,624,403 for the six months ended June 30, 2009 compared with the loss of $2,901,813 for the six months ended June 30, 2008 is directly attributable to increased interest expense accrued for the non-cash impact of the consideration given in return for waivers granted by our debenture holders.  These waivers are explained in detail in Note 6.

For the six months ended June 30, 2009, we earned interest income in the amount of $0 compared with $9,161 for the six months ended June 30, 2008.

Interest expense was $3,488,695 for the six months ended June 30, 2009 compared to $1,065,613 for the six months ended June 30, 2008. The significantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007 and the related non-cash consideration for waivers granted by our debenture holders in extendeding additional time to make required principal and interest payments.

Liquidity and Capital Resources

As of June 30, 2009, we had $484,002 of cash on hand and held certificates of deposit in the amount of $0 compared to quarter end 2008 balances of $327,332 of cash on hand and $28,044 in certificates of deposit.

We generated cash for operating activities in the second quarter of 2009 in the amount of $270,193 compared to $153,654 for 2008.   In addition, cash used in investing activities was $104,121 for the three months ended June 30, 2009 compared to a use of cash of $146,915 for 2008. The use in each year was for the purchase of fixed assets

It is important to understand our complex financing activities since January 1, 2008 as we have endeavored to become a transformational leader in the renewable energy sector during a period characterized by a lack of capital markets in a down economy. These activities are described in detail below:

Given what we believed to be a competitive edge in the fast charger market, as well as having efficient plant operating capacity in Mexico, we were confident our strengths in the alternative energy field would allow us to achieve our planned objectives, and to generate adequate levels of working capital in the second half  of  2008. These assumptions, however, did not adequately capture the magnitude nor the speed of the economic down turn and its subsequent impact in even the alternative energy field. These external forces restricting growth and access to capital simultaneously resulted in our financing options being very limited and expensive.

To bridge this period of restricted capital options required the establishment of a line of credit and relief from debt service requirements as we continued to pursue our objectives of raising working capital through equity or other sources. Following a period of negotiation with our debenture holders, we reached agreement to waive payment of principal and interest for the period May through December 31, 2008 to provide us the time needed to begin funding our requirements internally through planned organic growth and to seek other equity financing options. The consideration for this waiver/deferment was material to our fiscal operations but necessary to seeking our growth objectives.

These cash management efforts in the year ended December 31, 2008, while adequate for that period required additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward. To that end, we have during the six months ended June 30, 2009 continued to seek additional capital while working with our debt holders to preclude paying interest and redemption of principal redemption in exchange for additional time to generate needed working capital.

On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007”). The Agreement’s effective date was January 1, 2009. The purpose of this amendment was to allow the additional time necessary for us to achieve our working capital targets in the current economic environment, by requesting our debenture holders to further extend a waiver of debt service requirements.  In exchange for signing this Amendment to Debentures and Warrants, Agreement and Waiver deferred  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009,

  Despite the current tenuous economic environment, the financial opportunities available to us specifically in the US Department of Energy Stimulus projects related to electric vehicle transportation, were material to our future, and on May 15, 2009, we and the Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” restructuring our equity as well as establishing an inducement for additional working capital.  The Agreement’s effective date was May 1, 2009.

        We agreed to the following:

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

5.	Maintain the conversion price of the November 2007 Debentures and December 2007 Debentures at $.06.
6.
Additional covenants related to not exceeding $2,500,000 accounts payable amount or payment of other liabilities while the debentures are outstanding. Other covenants include maintaining minimum cash flow amounts. Allowing for inspection of financial records, and achieving Stimulus contract target objectives.

7.
The right to recommend for placement on the Company's Board of Directors, two (2)  nominees by either BridgePointe or BridgePointe’s investment manager Roswell Capital Partners LLC or other debenture holders. Such a recommendation will meet the Company’s requirements as set forth in the Company’s Bylaws and all applicable federal and state law. The nominees may serve until such time as the Company has redeemed the debentures.

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

9.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended to have an exercise price of $0.01 (to the extent that such exercise price was previously above $0.06), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

10.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company.  The proposal shall increase the number of authorized common shares from 300,000,000 to 1,300,000,000.

11.
Agreed to specific provisions relating to disclosure of material nonpublic information by debenture holder board members, or at other times when complying with the provisions of the debenture waiver agreement.

Management’s Plan of Operation

Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. However, as described above, growth consistent with our plans did not occur in the third and fourth quarters of 2008, nor in the first and second  quarters of  2009.  Sales, consulting services and manufacturing revenues have remained at lower than anticipated levels.

We have continued to leverage current invested capital through focused cash management, lean corporate staffing, tight inventory controls and cost-effective operating procedures throughout our organization. This leveraged growth strategy supports our business model in developing commercial applications for the growing clean electric transportation business sector particularly electric vehicle infrastructure. However we have leveraged our business upon future growth and an ability to sustain our operations dependent upon:

(1)	continued tight management of overall operations while improving margin

(2)	obtaining additional working capital to sustain our growth objectives

(3)
public (US government Stimulus contractual agreements)and private sector  support with partnerships and joint ventures of alternative energy such that there is a requirement to build the related infrastructure throughout the United States

(4)	economic improvement in the US both from a liquidity standpoint and willingness of the market to invest in alternative energy infrastructure

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at June 30, 2009 was negative by $3,465,584 when including all purchase price, bridge and debenture indebtedness or a ratio of 0.43 to 1. However when excluding  these specific items including the current portion of the convertible debenture indebtedness the ratio turns to a positive 1.27 to 1.

We do not have any off-balance sheet arrangements.

We do anticipate the need to add significant numbers of full- or part- time employees over the next 12 months per award of any Stimulus or related contracts.  We plan to outsource the research and development and production of our products when cost effective to do so.

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

As of June 30, 2009, the Company has four leases in effect for operating space.  Future obligations under these commitments are $122,435 for 2009, $245,804 for 2010, $88,448 for 2011, $90,521 for 2012 and $45,787 for 2013.

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended June 30, 2009.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the quarter ended June 30, 2009.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

Unregistered Sales of Equity Securities

None

Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended June 30, 2009

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
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Restated Bylaws October 31, 2007(5)
e. Amendment to Articles of Incorporation filed on January 3, 2008 (4)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)
16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories (8)
2	Plan of Purchase, Sale , Reorganization, arrangement, liquidation or succession
a. Technology Contribution Agreement and Exhibits thereto (1)

Notes:

(1)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(2)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(3)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(5)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 30, 2008.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 07, 2009.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 03, 2009.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 11, 2009.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 10, 2009.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on May 18, 2009.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 06, 2009.

(15)	Incorporated by reference herein to the Form 8-K/A previously filed with the SEC on July 09, 2009

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	August 14, 2009
Jonathan R. Read	President and Director

/s/ Harold W. Sciotto	Secretary, Treasurer	August 14, 2009
Harold W. Sciotto	and Director

/s/ Barry S. Baer	Chief Financial Officer	August 14, 2009
Barry S. Baer	Principal Accounting Officer Director

/s/ Jerry Y. S. Lin	Director	August 14, 2009
Jerry Y. S. Lin

/s/ E. Slade Mead	Director	August 14, 2009
E. Slade Mead