Form 10-Q
period 2009-09-30
ECOTALITY, INC.
filed 2009-11-19
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2009
315,077,990

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3

Financial Statements:

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	27

Quantitative and Qualitative Disclosures about Market Risk	39

Controls and Procedures	39

PART II - OTHER INFORMATION	40

Legal Proceedings	40

Risk Factors	40

Unregistered Sales of Equity Securities	40

Defaults Upon Senior Securities	41

Submission of Matters to a Vote of Security Holders	41

Exhibits and Reports on Form 8-K	42

SIGNATURES	43

PART1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2009	2008	2009	2008

Revenue	$1,900,002	$2,900,819	$6,117,286	$8,654,868
Cost of goods sold	1,018,388	1,871,940	3,232,310	5,156,240

Gross profit	881,614	1,028,879	2,884,976	3,498,628

Expenses:
Depreciation	102,224	203,665	352,531	469,669
General and administrative expenses	11,291,586	1,534,492	14,177,947	5,431,071
Research and development	602	138,143	12,763	285,777

Total expenses	11,394,410	1,876,300	14,543,241	6,186,517

Operating loss	(10,512,798)	(847,421)	(11,658,265)	(2,687,889)

Other income:
Interest income	-	616	-	9,778
Other Income - Working Capital True Up	-	375,877	-	375,877
Total other income	-	376,493	-	385,655

Other expenses:
Interest expense	5,172,128	1,109,666	8,660,823	2,175,279
(Gain) / Loss on Disposal of Assets	(4,424)	(16,165)	(14,184)	(11,271)
Total other expenses	5,167,704	1,093,501	8,646,639	2,164,008

Loss from operations before income taxes	(15,680,502)	(1,564,429)	(20,304,903)	(4,466,242)

Provision for income taxes	-	-	-	-

Net (loss)	$(15,680,502)	$(1,564,429)	$(20,304,903)	$(4,466,242)

Weighted average number of common shares outstanding - basic and fully diluted	210,677,799	124,732,194	174,643,951	124,711,559

Net (loss) per share-basic and fully diluted	$(0.07)	$(0.01)	$(0.12)	$(0.04)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current assets:

Cash	$903,640	$327,332
Certificates of deposit	-	28,044
Receivables, net of allowance for bad debt of $92,494 and $69,176 as of 09/30/09 and 12/31/08 respectively	1,089,066	1,963,073
Inventory, net of allowance for obsolescence of $183,487 and $167,487 as of 09/30/09 and 12/31/08 respectively	951,053	1,149,881
Prepaid expenses and other current assets	397,556	229,931
Total current assets	3,341,315	3,698,263

Fixed assets, net accumulated depreciation of $4,482,786 and $4,283,866 as of 09/30/09 and 12/31/08 respectively	1,670,180	1,632,315

Goodwill	3,495,878	3,495,878

Total assets	$8,507,372	$8,826,457

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$751,745	$1,510,277
Accrued liabilities	10,338,768	848,789
Accrued Interest	466,107	1,281,115
Liability for purchase price	235,253	2,115,253
Note Payable - related party	-	450,000
Current portion of LT Debt, net of discount of $931,261 and $1,530,101 as of 09/30/09 and 12/31/08 respectively	6,794,992	3,411,540
Total current liabilities	18,586,865	9,616,975

Total LT Debt, net of discount of $0 and $548,735 as of 09/30/09 and 12/31/08 respectively	1,145,972	1,971,849

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,300,000,000 shares
authorized, 270,396,362 and 129,422,861 shares issued
and outstanding as of 09/30/09 and 12/31/08, respectively	270,397	129,423
Common stock owed but not issued 1,000,000 shares at 09/30/09 and 75,000 at 12/31/08	1,000	75
Additional paid-in capital	49,805,121	33,485,763
Unamortized Financing Charges	(4,605,619)	-
Retained deficit	(56,642,527)	(36,337,624)
Accumulated Foreign Currency Translation Adjustments	(53,837)	(40,006)
Total stockholders' equity	(11,225,465)	(2,762,368)

Total liabilities and stockholders' equity	$8,507,372	$8,826,457

The accompanying notes are an integral part of these financial statements

Consolidated Statement of Cash Flows
Unaudited

	For the 9 Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net Income (loss)	$(20,304,903)	$(4,466,242)
Adjustments to reconcile:
Stock and options issued for services and compensation	499,738	147,601
Depreciation	352,531	469,669
Amortization of stock issued for services	117,206	217,989
Amortization of discount on notes payable	1,147,574	1,207,623
Amortization of financing costs	6,908,432	-
Gain on disposal of assets	(14,184)	(11,271)
Changes in operating assets and liabilities:
Certificate of deposit	28,044	1,197,784
Accounts Receivable	874,007	(164,613)
Inventory	198,828	210,729
Prepaid expenses and other	(167,625)	(1,027,672)
Accounts Payable	(749,018)	173,402
Accrued Liabilities	9,585,236	1,934,639
Net cash provided (used) by operating activities	(1,524,135)	(110,361)

Cash flows from investing activities
Purchase of fixed assets	(402,365)	(250,469)
Proceeds from sales of fixed assets	16,639	54,357
Net cash (used) by investing activities	(385,726)	(196,114)

Cash flows from financing activities
Proceeds from notes payable	-	300,000
Payments on notes payable	-	(57,723)
Borrowings on notes payable	2,500,000
Net cash provided (used) by financing activities	2,500,000	242,275

Effects of exchange rate changes	(13,831)	(32,877)

Net increase (decrease) in cash	576,308	(97,078)
Cash – beginning	327,332	677,318
Cash – ending	$903,640	$580,239

Supplemental disclosures:
Interest paid	$-	$124,270
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$499,738	$70,126
Shares of stock issued	3,250,000	250,000
Number of options issued	-	-
Stock issued for acquisition	$1,880,000	$-
Shares of stock issued	31,333,333	-

Amortization of stock issued for services	$117,206	$182,826

Amortization of discount on notes payable	$1,147,574	$825,097

Note Payable converted for common stock	$1,090,000	$100,000
Shares of stock issued	18,166,666	333,333

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

On August 26, 2009 the common shareholders of the company authorized an increase to the number of shares of common stock from 300,000,000 to 1,300,000,000 and authorized the Board of Directors to conduct a reverse split of the common shares in the range of 1: 50 to 1:100.

The consolidated financial statements as of December 31, 2008 and September 30, 2009 include the accounts of ECOtality, Innergy Power Corporation, ECOtality Stores, Inc (DBA Fuel Cell Store) eTec, and Minit-Charger.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $15,680,502 for the three months ended September 30, 2009 and $20,304,903 for the nine months ended September 30, 2009.  The Company has working capital of ($15,245,550) as of September 30, 2009 and has accumulated a retained deficit of $56,642,527 since its date of inception.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability. Progress has been made in this regard as follows:

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 9,270,804  shares of Series A Convertible Preferred Stock.  Also on October 31,2009 the Company signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Common Stock at a pre-Reverse Split purchase price of $0.12 per share.  The funds from the private placement will be utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

Terms of the private placement include:
1.	A minimum aggregate purchase of $15,500,000 of Common Stock by the Investors.

2.
Each Investor will receive a Warrant to purchase the equivalent number of shares of Common Stock that it purchases under to the Securities Purchase Agreement.  The exercise price of the Warrants will be equal to $0.15 per share (pre-Reverse Split).  The Company may call the Warrants if the closing price of shares of the Common Stock is at least $0.45 per share (pre-Reverse Split) for 20 consecutive trading days, subject to certain conditions, including the existence of an effective registration statement for the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) and minimum volume provisions.  The Company may not affect any exercise of the Warrants in an amount that would result in any Investor or  its affiliates beneficially owning more than 9.99% of the outstanding Common Stock upon such an exercise.  The Warrants will have a five-year term during which they can be exercised and shall contain a cashless exercise provision which shall apply if there is not an effective registration statement covering the resale of the shares issuable upon exercise.

3.
The Company shall file a shelf registration statement for the resale of the shares of Common Stock purchased under the Securities Purchase Agreement and the Warrant Shares on Form S-3 or another appropriate form (the “Registration Statement”).  Such Registration Statement shall be filed as soon as practicable, but in any event within 45 days of the closing date of the Securities Purchase Agreement.

4.	The Investors have agree not to exercise “short sales” for a period of 9-months after the date of the Securities Purchase Agreement.

5.
The Company will initiate the process to effect the Reverse Split prior to the closing, and the Company will submit its application to be listed on The NASDAQ Stock Market as soon as possible thereafter. The Company is obligated to consummate the Reverse Split within 30 days of the date of the Securities Purchase Agreement.

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

Interest income is credited to cash balances as earned.  For the quarter ended September 30, 2009 and 2008 interest income was $0 and $616 respectively.  For the nine months ended September 30, 2009 and 2008 interest income was $0 and $9,778 respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At September 30, 2009 and 2008, the Company had approximately $400,000 and $100,000 in excess of FDIC insured limits, respectively.

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts.   Accounts receivable at September 30, 2009 was $1,089,066  At September 30, 2009 we had two customers that represented in excess of 10% of our receivable balance. The first, Palco Telecom Service Inc., had a balance of $150,740.  The second, The United States Department of Energy had a balance of $120,830. The Company has not experienced material losses in the past from these or any other significant customers and continues to monitor its exposures to minimize potential credit losses.  The allowance for doubtful accounts was $92,494 and $35,028 as of September  30, 2009 and 2008, respectively.

Impairment of long-lived assets and intangible assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and other intangible assets”, which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment by performing the necessary testing for recoverability of the asset and measuring its fair value. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  During the three months ended September 30, 2009 and 2008 the Company had impairment expense of $0 and $0, respectively.  During the nine months ended September 30, 2009 and 2008 impairment expense was $0 and $0 respectively.

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability.  As of September 30, 2009 and 2008, management has concluded that no reserve is required for product returns.

Warranty Liability
The Company warrants a limited number of Minit-Charger products against defects for periods up to 33 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly.  As of September 30, 2009 and 2008 the warranty reserve was $70,853 and $182,093 respectively.   Management has concluded this warranty reserve to be adequate for future expenses relating to the warranty.

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence was $183,487 and $73,000 as of September 30, 2009 and September 2008 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  Advertising costs of $4,308 and $4,518 were included in general and administrative expenses for the quarter ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008 advertising costs included in general and administrative expenses were $25,606 and $22,072 respectively.

Research and development costs
Research and development costs are charged to expense when incurred.  For the quarter ended September 30, 2009 and 2008,  research and development costs were $602 and $138,143, respectively. For the nine months ended September 30, 2009 and 2008 research and development was 12,763 and 285,777 respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), “Earnings Per Share”. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net loss and were excluded in determining diluted loss per share.

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

Stock-Based Compensation
The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable

Property and Equipment
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

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.  As of September 30, 2009 and 2008 respectively, no income tax expense has been incurred.

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

Segment reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter ended June 30, 2009; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™  and  Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q. Management continues to assess how it evaluates segment performance, and utilizes income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. For the quarter ended September 30, 2009 and September 30, 2008, inter-segment sales were $0 and $0 respectively.  For the nine months ended September 30, 2009 and 2008 inter-segment sales were $28,723 and $0 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Recent Accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have an impact on the Company’s condensed financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, which is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS No. 162 to have a material effect on its condensed financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The adoption of SFAS No. 163 did not have an impact on the Company’s condensed financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its interim condensed financial statements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its condensed financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s interim condensed financial statements.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 4 – Acquisitions, Goodwill, and Goodwill Impairment

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary named ECOtality Stores, Inc.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the nine months ended September 30, 2009 and 2008 include the financial results of ECOtality Stores, Inc. subsequent to the date of the acquisition.

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

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141 ..  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the nine months ended September 30, 2009 and 2008 include the financial results of Innergy Power Corporation and its subsidiary subsequent to the date of the acquisition.

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

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec designs fast-charge systems for material handling and airport ground support applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.   Our consolidated financial statements for the year ended December 31, 2008 and the quarter ended September 30, 2009 include the financial results of eTec subsequent to the date of the acquisition.

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

The $500,000 was initially payable in monthly installments of $50,000 beginning December of 2007.  Payment of the balance of the note payable remaining at September 30, 2009 was $235,253 and payment of this amount has been deferred by the Sellers until December 31, 2009.

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

The balance of the note payable attributable to the Working Capital True was $400,000 as of September 30, 2009.  This payment has been deferred by the Sellers until December 31, 2009.

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
$5,437,193

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of long lived assets”, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2007 no impairment was taken in the year ended December 31, 2007.  This testing yielded similar results in both the quarter and the nine months ending September 30, 2009 supporting the carrying value, resulting in $0 impairment for those periods.

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  The acquisition has been accounted for under the purchase accounting method pursuant to SFAS 141.  Our consolidated financial statements for the year ended December 31, 2008, the quarter ended and the nine months ended September 30, 2009 and 2008 include the financial results of Minit-Charger subsequent to the date of the acquisition.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. The liability was adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet. This liability was reflected at $0 for the September 30, 2009 balance sheet as the purchase price obligation was settled in full on January 30, 2009 with the issuance of 31,333,333 shares of Ecotality’s $0.001 par value common stock.

Included in the purchase agreement with Edison was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented to the Sellers in April 2008. Based on this reconciliation and additional documentation and updates from both parties a true up payment of $390,174 was received in December 2008 in full satisfaction of this obligation.  This True Up represents an adjustment of the purchase price. All goodwill associated with the MinitCharger acquisition was impaired and written down to $0 in year ended December 31, 2007.  The remaining book value of the acquired assets was approximately $180K at the time to the true up payment and a full allocation requiring considerable effort would have resulted in an immaterial adjustment to our financials.  For this reason the amount of  $390,174 was  recorded as other income in our eTec business segment for the year ended December 31, 2008.

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

Note 5 – Fixed assets

Fixed assets as of September 30, 2009 and December 31, 2008 consisted of the following:

	At September 30	At December 31,
	2009	2008
Equipment	$3,144,201	$3,143,273
Buildings	609,787	575,615
Vehicles	1,808,713	1,600,849
Furniture and fixtures	47,410	47,409
Leasehold improvements	470,380	470,380
Computer Software	72,476	78,655
	6,152,966	5,916,181
Less: accumulated depreciation	(4,482,786)	(4,283,866)
	1,670,180	1,632,315

Depreciation expense totaled $102,224 and $203,665, for the quarters ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008 depreciation expense was $352,531 and 469,669 respectively.

Note 6 – Notes payable

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

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 for details. As of September 30, 2009, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. As of September 30, 2008 the vehicle had been sold and the related note payable was paid in full.

NOVEMBER AND DECEMBER 2007 DEBENTURES & SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $0.30 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 9,803,925 shares of the Company’s common stock with an exercise price of $0.32. The warrants were exercisable immediately upon issue. The Warrants were to expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $0.32, market price of $0.22-$0.32, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2008, a total of $1,797,419 had been amortized and recorded as interest expense and $2,078,836 remained as the unamortized discount. At September 30, 2009 a total of $2,944,995 had been amortized and a balance of $931,261 remains in unamortized discount. See note 8 for additional discussion regarding the issuance of warrants.

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

1.
The change in value of the restated debenture warrants related to the reset of the exercise price (see #9 above) was calculated using the Black Scholes Model using the following assumptions: Strike Price $0.06 (old) and $0.01 (new), Stock Price $0.11 (price on date of agreement), time 162.34 days Volatility 162.34%, Risk Free Interest Rate 3.10%. The increase in value calculated totaled $887,843.  This amount was added to additional paid in capital, and a contra-equity account for  “Unamortized Financing Charges” was established as the offset.  The portion of the Unamortized Financing Charges” that was charged to interest expense through September 30, 2009 was $532,706  The remaining $355,137 will be expensed over the remainder of the waiver period (October through December 2009).

2.
The number of additional warrants  to be issued to support the requirement of an 80% equity position as described in #8 above was calculated as follows:  Total Debenture warrants outstanding prior to the waiver = 52,287,599 + shares available on debenture conversion 122,767,526 = 175,055,125 Total Fully Diluted Debenture Holder Ownership Pre-Waiver.  Total Company Fully Diluted Shares at May 15, 2009 of 860,870,856 was used as the base on which to calculate the 80% ownership target  of  688,696,685 shares.  To determine the warrants to be issued the 80% target figure of 688,696,685 less total Debenture Holder Ownership of 175,055,125 resulted in 513,641,559 (additional warrants to be issued).  To value the new warrants we used the market cap at the date of the issuance calculated as shares outstanding at May 15, 2009 of 161,906,194 multiplied by the closing share price of  $0.11 = $17,809,681.  To get the portion of the market cap  attributable to the new warrants (vs. those already held by the debenture holders ) we divided the # of new warrants (513,641,559) by the total 80% ownership target number of shares for the debenture holders (686,696,685)  to get (75%).  The 75% was multiplied by  80% total ownership %, and the resulting 60% was then multiplied by the total market cap to get the portion of the market cap attributable to the new issuance of  $10,626,208. This amount was added to additional paid in capital, and a contra-equity account for “Unamortized Financing Charges” was used as the offset.

The portion of the Unamortized Financing Charges that was charged to interest expense through September 30, 2009 was $6,375,725.  The remaining $4,605,619 will be expensed over the remainder of the waiver period (October through December 2009).

JUNE 2009 Amendment to the MAY Amendment to the Debentures
In addition the debenture holders and the Company signed a First Amendment to Amendment to Debentures and Warrants, Agreement and Waiver dated June 30, 2009.  This amendment modified the May 15, 2009 Amendment by:

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

The current portion of the debentures is recorded, net of a $931,261 discount, is $6,794,992 at September 30, 2009.  The long-term portion of the debentures is $858,472 as of September 30, 2009.

Included in accrued interest is $466,107 of accrued interest relating to the debentures at September 30, 2009.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carried a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but was extended to October 1, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  The fee of $45,000 was expensed in full as of December 31, 2008.  The balance of the note payable in the amount of  $450,000 was paid  at July 7, 2009.

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

JULY 2009  New Debenture Issuance

To support ECOtality’s expansion and current working capital needs, the Company also received effective July 2, 2009 a direct investment of $2,5000,000 in 8% Secured Convertible Debentures due October 1, 2010, of which Shenzhen Goch Investment Ltd was issued $2,000,000 in debentures, Enable Growth Partners (current debenture holder) was issued $250,000 in debentures, and BridgePointe Master Fund (current debenture holder) was issued $250,000 in debentures. The debentures have an exercise price or $0.06 per share of Ecotality common stock.

The July 2009 Debentures:	a.	Are consistent with the initial debentures issued in November and December 2007 except this series is secured, convertible rather than original issue discount debentures.
	b.	Update the original Security Purchase Agreements, Securities Agreements, Registration Rights Agreements, Subsidiary Guarantees, and related disclosure schedules.
c.
Provide for issuance of warrants to Shenzhen Goch Investment Ltd for their capital investment and adjusting the warrants held by Enable and BridgePointe subject to the June 30, 2009 true up as defined in the May 15, 2009 Amendment.

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
 (NOTE - on September 30,2009 contracts totaling in excess of  $20 million so this carve out provision is no longer valid).

Interest expense totaled $5,172,128 and $1,109,666 for the quarter ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008 interest expense was $8,660,823 and $2,175,279 respectively ..

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

On August 8, 2008 the Company entered into a contract for services with vendor that called for the issuance of 390,000 shares of the Company’s $0.001 common stock.  These shares were valued at $54,900 and were expensed over the life of the contract.  At December 31, 2008 $22,750 had been expensed leaving a balance of $31,850 in prepaid services.  In the nine months ended September 30, 2009 the remaining $31,850 was expensed leaving a balance of $0  in prepaid services at September 30,2009.

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

There were 129,422,861 shares of common stock issued and outstanding at December 31, 2008.

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

On April 13, 2009 75,000 shares of common stock were issued to an employee in accordance with an employment agreement.

On June 1, 2009, 45,370 shares of common stock were issued to BridgePointe Master Fund Ltd in satisfaction of a cashless exercise of 50,000 warrants.

For the period July 1 through September 30, 2009,  88,178,132 shares of the Company's $0.001 par value common stock  were issued for  the cashless exercise by our debenture holders of  93,976,001 warrants  with an exercise price of $0.01 as follows:  Enable Growth exercised 43,350,000 warrants in exchange for 40,888,329 shares,  Enable Opportunity exercised 5,100,000 warrants in exchange for 4,810,391 shares, Pierce Diversified Master Fund exercised 2,550,000 warrants in exchange for 2,405,196 shares,  BridgePointe Master Fund exercised 40,884,760 warrants in exchange for 38,074,216 shares and Glenwood Capital, LLC (recipient of assigned warrants) exercised 2,091,241 warrants in exchange for 2,000,000 shares.

For the period July 1 through September 30, 2009,  18,166,666 shares on the Company's $0.001 par value common stock  were issued for conversion of debenture debt in the amount of  $1,090,000 at a rate of $0.06 as follows:  Pierce Diversified Master Fund converted $42,000 in debt for 700,000 shares, Enable Growth converted $714,000 in debt for 11,900,000 shares, Enable Opportunity converted $84,000 in debt for 1,400,000 shares and BridgePointe Master Fund converted $250,000 in debt for 4,166,666 shares.

For the period July 1 through September 30, 1,100,00 shares of the Company's $0.001 par value common stock  were issued to employees per employment agreements ..  These shares were valued at their respective grant dates as follows: 1,100,000  shares at $0.11 for a total of $121,000 which was expensed to compensation in the three months ended September 30, 2009.

A one year contract was  signed on August 1, 2009 with a consultant calling for the issuance of 2,000,000 shares of the Company's $0.001 par value common stock in return for services to be provided over the life to the contract.  The rights to the shares vested on the signing date of August 1, 2009 and were issuable in two tranches: 1 million shares within thirty days of the contract signing and the second one million shares after 180 days.  The first tranche of 1,000,000 shares was issued on August 31, 2009.   These shares were valued at the share price on the vesting date of $0.13 for a total of  $260,000 which was recorded in prepaid expense to be amortized over the 1 year contract period.  For the three months ended September 30, 2009,  $43,333 was expensed to consulting and $216,667 remained in prepaid services at September 30, 2009.

A six month contract was signed on September 18, 2009 with a consultant calling for the issuance of 1, 200,000 five year warrants to purchase shares of the Company's $.001 par value common stock at an exercise price of $0.01.  These warrants to be issued (vested) ratably over the contract period and to be issued  in tranches of  200,000 at the end of each 30 day service period (first service period September 15 - November 15, 2009).  The warrants earned  during the period of 09/15/09 - 09/30/09 were valued at $0.1885 using the Black Scholes model with a strike price of  $0.01, Stock Price $0.19 (at September 30, 2009), time 900 days, volatility 256.34% and risk free rate of 2.31%.  The warrants earned and expensed in the three month period ending September 30, 2009 were 100,000 warrants at $0.1885 for total expense of $18,850.

A one year contract was signed on September 28, 2009 with a consultant calling for the issuance of 500,000 five year warrants to purchase shares of the Company's $.001 par value common stock at an exercise price of $0.01.  These warrants are to be issued at the end of the contract period and are to be vested  ratably over the contract period.  The warrants earned  during the period of 09/28/09 - 09/30/09 were valued at $0.1885 using the Black Scholes model with a strike price of  $0.01, Stock Price $0.19 (at September 30, 2009), time 900 days, volatility 256.34% and risk free rate of 2.31%.  The warrants earned and expensed in the three month period ending September 30, 2009 were 25,000 warrants at $0.1885 for total expense of $4,713.

The First Management Incentive Target as defined in our May 15, 2009 Debenture Waiver Agreement was defined as the signing of a contract valued at $20,000 000 or more on or before October 1, 2009.  This target was reached on September 30,2009 with the signing of our contract with the Department of Energy.  Upon reaching this target the Company became obligated issue a number of warrants (“First Management Penny Warrants”) to Jonathan Read, President and Chief Executive Officer of the Company, equal to 5% of the fully diluted number of shares of common stock of the Company as of the applicable Target Date (defined as the signing date or October 1st, whichever occurred earlier), having an exercise price of $0.01, which warrants were to be in the same form as the Warrants of the Existing Holders (as amended).  This obligation was accrued on September 30, 2009 as follows:  The number of warrants to be issued was calculated using the fully diluted number of shares on the target date of September 30, 2009 of  859,948,007 multiplied by 5% to get 42,997,400 as the number of warrants to be issued.  These warrants were valued using the Black Scholes valuation model with the following factors:  Strike Price $0.01, Stock Price (at September 30, 2009) $0.19, time 900 days, volatility 255.63% and risk free rate of 2.31% to yield a value per warrant of $0.1885.  The total award = $0.1885 x 42,997,400 = $8,105,010.  These warrants have been accrued and expensed to compensation in the three months ended September 30, 2009,  but have not been issued as of the date of this filing. This award has been subsequently modified in the Third Amendment to the Amendment to Debentures and Warrants Agreement and Waiver signed on October 31, 2009.  The modifications in the Third amendment call for the replacement of the original award with the issuance of a fixed number (40,410,312 shares or rights to acquire shares) of any of the following or a combination thereof:  common stock,  preferred shares or options to acquire shares at fair market value on the date of grant. In accordance with the guidance in 718-20-35-(3-8) of the FASB Accounting Standards Codification (Compensation - Stock Compensation), we have accrued based on the value of the original award. The modification of the award in October will be treated as an exchange of the original award for a new award. Once the award is firmly defined, any incremental compensation cost for the new award will be recorded.

There were 270,396,362 shares of common stock issued and outstanding at September 30, 2009.

There was no preferred stock issued or outstanding as of September 30, 2009.

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

As of March 31, 2009 there were 62,559,137 options and warrants outstanding.

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

In conjunction with the new July 2 debentures discussed more fully in Note 6, the November and December 2007 debenture holders surrendered 43,242,181 warrants in compliance with the June 30th True Up requirement contained in the May 15, 2009 debenture waiver.

For the period July 1 through September 30, 2009,  88,178,132 shares of the Company's $0.001 par value common stock  were issued for  the cashless exercise by our debenture holders of  93,976,001 warrants  with an exercise price of $0.01 as follows:  Enable Growth exercised 43,350,000 warrants in exchange for 40,888,329 shares,  Enable Opportunity exercised 5,100,000 warrants in exchange for 4,810,391 shares, Pierce Diversified Master Fund exercised 2,550,000 warrants in exchange for 2,405,196 shares,  BridgePointe Master Fund exercised 40,884,760 warrants in exchange for 38,074,216 shares and Glenwood Capital, LLC (recipient of assigned warrants) exercised 2,091,241 warrants in exchange for 2,000,000 shares.

	Number	Weighted-Average
	Of Shares	Exercise Price
Outstanding at December 31, 2006	8,799,982	$0.57
Granted	11,753,925	$0.31
Exercised	(1,478,445)	$0.35
Cancelled	0	$0.00
Outstanding at December 31,2007	19,075,462	$0.42
Granted	38,763,267	$0.06
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2008	57,838,729	$0.14
Granted	518,361,968	$0.01
Exercised	94,026,001	$0.01
Cancelled	43,242,181	$0.01
Outstanding at September 30, 2009	438,932,515	$0.02

	STOCK WARRANTS OUTSTANDING
		Weighted-
		Average	Weighted-
	Number of	Remaining	Average
Range of	Shares	Contractual	Exercise
Exercise Prices	Outstanding	Life in Years	Price
$0.35	5,421,537	2.08	$0.35
$1.24 - $1.42	1,900,000	1.8	$1.36
$0.01	428,660,976	4.69	$0.01
$0.28	1,000,000	8.08	$0.28
$0.19	950,000	8.25	$0.19
$0.04	1,000,000	9.08	$0.04
	438,932,513	4.67	$0.02

	STOCK WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Prices	Exercisable	Exercise Price
$0.35	5,421,537	$0.35
$1.24 - $1.42	1,900,000	$1.36
$0.01	428,660,976	$0.01
$0.28	1,000,000	$0.28
$0.19	950,000	$0.19
$0.04	1,000,000	$0.04
	438,932,513	$0.02

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9– Commitments and contingencies

As of September 30, 2009, the Company has five leases in effect for operating space.  Future obligations under these commitments are $76,724 for 2009, $279,208 for 2010, $237,699 for 2011, $242,759 for 2012 and $64,006 for 2013.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 which has been accrued through the quarter ended September  30, 2009.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 10 – Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources.   In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has three reportable segments for the quarter and nine months ended September 30 2009; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal ..  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 3 of this Form 10-Q Management continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes.  For the nine months ended September 30, 2009 and 2008 inter-segment sales were $28,723 and $0.  All inter-segment sales have been eliminated in the consolidation process.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’ s reportable segments for the quarter ended September 30, 2009 and September30, 2008    and for the nine months ended September 30, 2009 and 2008 respectively are as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2009

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,202,325	$448,983	$248,693	$1,900,002
Depreciation and amortization	$66,727	$1,475	$891	$69,093
Operating income (loss)	$(1,213,816)	$107,554	$49,528	$(1,056,734)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$4,424	$-	$-	$4,424
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,209,405)	$107,554	$49,528	$(1,052,323)
Corporate Overhead Allocation	$9,235,780	$3,448,908	$1,910,360	$14,595,048
Segment Income / (Loss)	$(10,445,185)	$(3,341,354)	$(1,860,832)	$(15,647,370)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(15,680,502)
Capital Expenditures	$298,113	$-	$-	$298,113

Total segment assets - excluding intercompany receivables	$2,536,734	$502,877	$195,933	$3,235,544
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

THREE MONTHS ENDED SEPTEMBER 30, 2008

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,131,669	$533,317	$235,833	$2,900,819
Depreciation and amortization	$168,267	$1,097	$1,187	$170,551
Operating income (loss)	$(36,631)	$(75,575)	$56,016	$(56,190)
Interest Income (expense)	$(843)	$84	$-	$(759)
Gain / (Loss) on disposal of assets	$16,165	$-	$-	$16,165
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$354,568	$(75,491)	$56,016	$335,093
Corporate Overhead Allocation	$1,371,531	$343,140	$151,737	$1,866,408
Segment Income / (Loss)	$(1,016,963)	$(418,631)	$(95,721)	$(1,531,315)

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,564,430)
Capital Expenditures	$76,023	$6,193	$-	$82,216

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$3,871,570
Total Reported Assets				$12,528,155

NINE MONTHS ENDED SEPTEMBER 30, 2009

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,997,884	$1,499,805	$619,596	$6,117,286
Depreciation and amortization	$246,082	$4,401	$2,671	$253,154
Operating income (loss)	$(1,407,135)	$372,624	$110,872	$(923,639)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$14,184	$-	$-	$14,184
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,392,964)	$372,624	$110,872	$(909,468)
Corporate Overhead Allocation	$12,134,063	$4,836,686	$2,325,312	$19,296,060
Segment Income / (Loss)	$(13,527,027)	$(4,464,062)	$(2,214,440)	$(20,205,528)

Not Included in segment income:
Depreciation on Corporate Assets				$99,378
Reported Net income after tax				$(20,304,903)
Capital Expenditures	$411,995	$-	$-	$411,995

Total segment assets - excluding intercompany receivables	$2,536,734	$502,877	$195,933	$3,235,544
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

NINE MONTHS ENDED SEPTEMBER 30, 2008

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$6,086,676	$1,920,162	$648,029	$8,654,868
Depreciation and amortization	$359,676	$5,196	$2,670	$367,542
Operating income (loss)	$46,382	$46,538	$44,930	$137,850
Interest Income	$2,914	$519	$-	$3,433
Gain / (Loss) on disposal of assets	$18,219	$-	$-	$18,219
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$443,392	$47,057	$44,930	$535,379
Corporate Overhead Allocation	$3,456,303	$1,074,177	$369,014	$4,899,494
Segment Income / (Loss)	$(3,012,911)	$(1,027,120)	$(324,084)	$(4,364,115)

Not Included in segment income:
Depreciation on Corporate Assets				$102,127
Reported Net income after tax				$(4,466,242)
Capital Expenditures	$242,139	$9,025	$-	$251,164

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$3,871,570
Total Reported Assets				$12,528,155

NOTE 11 – Related Party Transactions

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the 9 months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. This line carried a loan fee of $45,000 payable when the line expired on December 15, 2008. No other interest payments or fees were required under the agreement. The fee of $45,000 was expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the 9 month period ending September 30, 2008.  The balance of the note payable of $450,000 was paid July 9, 2009.

Note 12 – Subsequent Events

Management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that all material events which have occurred as of November 19, 2009, that would be deemed significant or require recognition or additional disclosure have been disclosed below:

Brookstreet Broker Warrants

As described in footnote 8, the Company issued warrants to several brokers at Brookstreet Capital  in conjunction with a private offering conducted during the period July-October 2006.  The warrants prepared by independent legal counsel were not well written in terms of anti-dilution provisions and it was believed that no adjustment to the number of warrants or their exercise price was required unless all common stock holders were adjusted accordingly.  However, on October 23, 2009 it was determined that an adjustment should be made for these warrants.

On October 23, 2009 we determined that the Brookstreet warrant holders should be permitted to exercise their warrants at a price of $ .01 per share in a cashless exercise and receive shares of the Company's $.001 par value common stock with the restricted legend removed.  In addition each warrant holder was also eligible to receive one new warrant ($.01 exercise price) for every five (5) of their original warrants exercised.  These new warrants would be subject to the provisions of Rule 144. Substantially all the affected 5,421,537 warrants  have been exercised as of the date of this filing.

Securities Exchange Agreement

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 9,270,804  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”).  At the date of this filing the Series A Convertible Preferred Stock is convertible at a1:60 ratio.  Following the reverse split of common shares (see below) the preferred shares will be convertible at a 1:1 ratio.

Concurrent with the signing of the Securities Exchange Agreement, the Ecotality Board of Directors approved a 1:60 reverse stock split (the “Reverse Split”) of its common stock and authorized Company management to affect the Reverse Split after providing the required notice to the Financial Industry Regulatory Authority (FINRA).  The Reverse Stock split was approved by shareholders at the August 26, 2009 Annual Shareholder Meeting.  In addition, the Board authorized Company management to submit an application to be listed on The NASDAQ Stock Market after affecting the Reverse Split. There can be no assurance that the Company can meet the listing requirements of the NASDAQ Stock Market.

The descriptions of the terms and conditions of the Securities Exchange Agreement and the terms of the Series A Convertible Preferred Stock are qualified in their entirety by the full text of the Securities Exchange Agreement and Certificate of Designation, which are attached as Exhibits hereto and incorporated herein by reference.  The issuance of the securities in the transaction described above will be effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof or Rule 506 of Regulation D thereunder based on the status of each investor as an accredited investor as defined under the Securities Act, and such transaction will be effected without using any form of general advertising or general solicitation as such terms are used in Regulation D.

Securities Purchase Agreement

On October 31, 2009, Ecotality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Common Stock at a pre-Reverse Split purchase price of $0.12 per share.  The funds from the private placement will be utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

Terms of the private placement include:
1.	A minimum aggregate purchase of $15,500,000 of Common Stock by the Investors.

2.
Each Investor will receive a Warrant to purchase the equivalent number of shares of Common Stock that it purchases under to the Securities Purchase Agreement.  The exercise price of the Warrants will be equal to $0.15 per share (pre-Reverse Split).  The Company may call the Warrants if the closing price of shares of the Common Stock is at least $0.45 per share (pre-Reverse Split) for 20 consecutive trading days, subject to certain conditions, including the existence of an effective registration statement for the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) and minimum volume provisions.  The Company may not affect any exercise of the Warrants in an amount that would result in any Investor or  its affiliates beneficially owning more than 9.99% of the outstanding Common Stock upon such an exercise.  The Warrants will have a five-year term during which they can be exercised and shall contain a cashless exercise provision which shall apply if there is not an effective registration statement covering the resale of the shares issuable upon exercise.

3.
The Company shall file a shelf registration statement for the resale of the shares of Common Stock purchased under the Securities Purchase Agreement and the Warrant Shares on Form S-3 or another appropriate form (the “Registration Statement”).  Such Registration Statement shall be filed as soon as practicable, but in any event within 45 days of the closing date of the Securities Purchase Agreement.

4.	The Investors have agree not to exercise “short sales” for a period of 9-months after the date of the Securities Purchase Agreement.

5.
The Company will initiate the process to effect the Reverse Split prior to the closing, and the Company will submit its application to be listed on The NASDAQ Stock Market as soon as possible thereafter. The Company is obligated to consummate the Reverse Split within 30 days of the date of the Securities Purchase Agreement.

In the period from October 1, 2009 through November 16th, the following equity issuances were recorded:

38,899,997 shares of the Company's $0.001 par value common stock  were issued for  the cashless exercise by our debenture holders of  41,373,371 warrants  with an exercise price of $0.01 as follows:  Enable Growth exercised 14,871,192 warrants in exchange for 13,939,997 shares,  Enable Opportunity exercised 1,749,552 warrants in exchange for 1,640,000 shares, Pierce Diversified Master Fund exercised 874,776 warrants in exchange for 820,000 shares and  BridgePointe Master Fund exercised 23,877,851 warrants in exchange for 22,500,000 shares.

5,777,969 shares of the Company's $0.001 par value common stock  were issued for  the cashless exercise by various Brookstreet Warrant holders of  6,202,363 warrants  with an exercise price of $0.01.

3,662 shares of the Company's $0.001 par value common stock were issued to an employee in accordance with an employment agreement.

Third Amendment to the Amendment to Debentures and Warrants Agreement and Waiver

Concurrent with, or prior to the closing of the transactions under the Securities Exchange Agreement,  and Securities Purchase Agreement, the Company entered into a Third  Amendment to the Amendment to Debentures and Warrants, Agreement and Waiver dated May 15, 2009 with the debenture holders ..  This amendment modified the issuances to be made on the satisfaction of the first, second and third Management Incentive Targets as defined in the May 15, 2009 Waiver Agreement (sections 30 (a-c).)

Changes in the Board of Directors

On October 30, 2009, Mr. Harold Sciotto resigned as a member of the Board of Directors of Ecotality. Mr. Sciotto will remain as Secretary/Treasurer of Ecotality per his employment agreement. There were no disagreements with Mr. Sciotto on any matter relating to the Company's operations, policies or practices.

On October 30, 2009, Mr. Jerry Lin resigned as a member of the Board of Directors of Ecotality. Mr. Lin will remain as Chairman of Ecotality's Technology Committee. There were no disagreements with Mr. Lin on any matter relating to the Company's operations, policies or practices.

On October 30, 2009 Mr. Carlton M Johnson was named to fill one of the Company's existing vacant positions as a member of the Board of Directors.

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

eTec has been involved in every North American EV initiative to date and is a leading provider of solutions for electric vehicles and its supporting infrastructure. Currently, eTec has installed more than 5,100 charging stations for motive applications, and has installed more chargers for on-road applications than any other company in North America

           On August 5, 2009 eTec  was selected by the U.S. Department of Energy for a grant of approximately $95 million to undertake the largest deployment of electric vehicles (EVs) and charging infrastructure in U.S. history.   eTec, as the lead applicant for the proposal, partnered with Nissan North America to deploy EVs and the charging infrastructure to support them. The Project takes advantage of the early availability of the Nissan LEAF, a zero-emission electric vehicle, to develop, implement and study techniques for optimizing the effectiveness of charging infrastructure that will support widespread EV deployment. The Project will install electric vehicle charging infrastructure and deploy up to a total of 4,700 Nissan battery electric vehicles in strategic markets in five states: Arizona, California, Oregon, Tennessee, and Washington.

           The Project will collect and analyze data to characterize vehicle use in diverse topographic and climatic conditions, evaluate the effectiveness of charge infrastructure, and conduct trials of various revenue systems for commercial and public charge infrastructure. With the goal of developing mature charging environments, the Project proposes to deploy charging infrastructure in major population areas that include Phoenix (AZ), Tucson (AZ), San Diego (CA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Seattle (WA), Nashville (TN), Knoxville (TN) and Chattanooga (TN). To support the Nissan EV, the Project will install approximately 11,000  Level 2 (220V) charging systems and 250 Level 3 (fast-charge) systems.

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

Innergy and our wholly owned subsidiary  providing manufacturing services, Portable Energy De Mexico, S.A. DE C.V., provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including eTec’s Minit-Charger products.  Innergy  provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, as well as provides strong manufacturing and assembly operations to assist other aspects of our business. While we expect solar to become a major future energy source, Innergy’s battery systems that support the growing electric vehicle market is quickly expanding and we expect the combination of solar solutions and new battery sales to contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

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

Status of any announced new product or service

Throughout 2008, and during the first nine months of 2009, we have focused the Company on being the leading supplier of electric vehicle infrastructure. We have also continued to reiterate that although we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

            On August 5, 2009 eTec  was selected by the U.S. Department of Energy for a grant of approximately $95 million to undertake the largest deployment of electric vehicles (EVs) and charging infrastructure in U.S. history.   eTec, as the lead applicant for the proposal, partnered with Nissan North America to deploy EVs and the charging infrastructure to support them. The Project takes advantage of the early availability of the Nissan LEAF, a zero-emission electric vehicle, to develop, implement and study techniques for optimizing the effectiveness of charging infrastructure that will support widespread EV deployment. The Project will install electric vehicle charging infrastructure and deploy up to total of 4,700 Nissan battery electric vehicles in strategic markets in five states: Arizona, California, Oregon, Tennessee, and Washington.

           The Project will collect and analyze data to characterize vehicle use in diverse topographic and climatic conditions, evaluate the effectiveness of charge infrastructure, and conduct trials of various revenue systems for commercial and public charge infrastructure. With the goal of developing mature charging environments, the Project proposes to deploy charging infrastructure in major population areas that include Phoenix (AZ), Tucson (AZ), San Diego (CA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Seattle (WA), Nashville (TN), Knoxville (TN) and Chattanooga (TN). To support the Nissan EV, the Project will install approximately 11,000 Level 2 (220V) charging systems and 250 Level 3 (fast-charge) systems.

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note3 of this Form 10-Q. Management is continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes. There were  inter-segment sales during the quarter ended September, 2009 and they have been eliminated.

Summarized financial information concerning the Company’ s reportable segments for the quarter ended September 30, 2009 and September 30, 2008  and for the nine months ended September 30, 2009 and 2008 respectively are as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2009

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,202,325	$448,983	$248,693	$1,900,002
Depreciation and amortization	$66,727	$1,475	$891	$69,093
Operating income (loss)	$(1,213,816)	$107,554	$49,528	$(1,056,734)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$4,424	$-	$-	$4,424
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,209,405)	$107,554	$49,528	$(1,052,323)
Corporate Overhead Allocation	$9,235,780	$3,448,908	$1,910,360	$14,595,048
Segment Income / (Loss)	$(10,445,185)	$(3,341,354)	$(1,860,832)	$(15,647,370)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(15,680,502)
Capital Expenditures	$298,113	$-	$-	$298,113

Total segment assets - excluding intercompany receivables	$2,536,734	$502,877	$195,933	$3,235,544
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

THREE MONTHS ENDED SEPTEMBER 30, 2008

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,131,669	$533,317	$235,833	$2,900,819
Depreciation and amortization	$168,267	$1,097	$1,187	$170,551
Operating income (loss)	$(36,631)	$(75,575)	$56,016	$(56,190)
Interest Income (expense)	$(843)	$84	$-	$(759)
Gain / (Loss) on disposal of assets	$16,165	$-	$-	$16,165
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$354,568	$(75,491)	$56,016	$335,093
Corporate Overhead Allocation	$1,371,531	$343,140	$151,737	$1,866,408
Segment Income / (Loss)	$(1,016,963)	$(418,631)	$(95,721)	$(1,531,315)

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,564,430)
Capital Expenditures	$76,023	$6,193	$-	$82,216

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$3,871,570
Total Reported Assets				$12,528,155

NINE MONTHS ENDED SEPTEMBER 30, 2009

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,997,884	$1,499,805	$619,596	$6,117,286
Depreciation and amortization	$246,082	$4,401	$2,671	$253,154
Operating income (loss)	$(1,407,135)	$372,624	$110,872	$(923,639)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$14,184	$-	$-	$14,184
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,392,964)	$372,624	$110,872	$(909,468)
Corporate Overhead Allocation	$12,134,063	$4,836,686	$2,325,312	$19,296,060
Segment Income / (Loss)	$(13,527,027)	$(4,464,062)	$(2,214,440)	$(20,205,528)

Not Included in segment income:
Depreciation on Corporate Assets				$99,378
Reported Net income after tax				$(20,304,903)
Capital Expenditures	$411,995	$-	$-	$411,995

Total segment assets - excluding intercompany receivables	$2,536,734	$502,877	$195,933	$3,235,544
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

NINE MONTHS ENDED SEPTEMBER 30, 2008

	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$6,086,676	$1,920,162	$648,029	$8,654,868
Depreciation and amortization	$359,676	$5,196	$2,670	$367,542
Operating income (loss)	$46,382	$46,538	$44,930	$137,850
Interest Income	$2,914	$519	$-	$3,433
Gain / (Loss) on disposal of assets	$18,219	$-	$-	$18,219
Other Income - Working Capital True Up	$375,877	$-	$-	$375,877
Segment Income before Corporate Overhead Allocation	$443,392	$47,057	$44,930	$535,379
Corporate Overhead Allocation	$3,456,303	$1,074,177	$369,014	$4,899,494
Segment Income / (Loss)	$(3,012,911)	$(1,027,120)	$(324,084)	$(4,364,115)

Not Included in segment income:
Depreciation on Corporate Assets				$102,127
Reported Net income after tax				$(4,466,242)
Capital Expenditures	$242,139	$9,025	$-	$251,164

Total segment assets - excluding intercompany receivables	$4,324,668	$658,435	$177,604	$5,160,707
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$3,871,570
Total Reported Assets				$12,528,155

Employees

As of September 30, 2009, we had 52 employees including 13 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement other than our employees in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 2009, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2008

CONSOLIDATED RESULTS

            Since January 1, 2008 we have been transitioning ourselves from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure. Beginning January 2009 we initiated additional efforts to strengthen our financial viability including steps to reduce or eliminate our debt structure, obtain adequate working capital, establish strong partnerships and secure federal stimulus contracts. Thus, the variations reflected in our results of operations described below reflect these steps as well as this transformation and the impact of the global economic slowdown.

In the quarter ended September 30, 2009, we had revenues of $1,900,002 compared to the quarter ended September 30, 2008 of $2,900,819.  This reduction in revenue is largely related to the effect of the slowing economy on our business particularly our industrial charger sales.  Internally we saw a continued reduction in billable consulting hours due to the redeployment of resources required to prepare for the US Department of Energy Stimulus grant proposals awarded during the quarter ended September 30, 2009. The cost of goods sold percentage for the quarter ending September 30, 2009 was 54% leaving us with a gross profit of $881,614. Our gross margin of 46.4% was an improvement over the same period in 2008 of 35.5%.

Total operating expenses during the three months ended September 30, 2009 were $11,394,410 compared to $1,876,300 for the three months ended September 30, 2008.  General and administrative expenses were $11,291,586 or 99% of total operating expenses for the three months ended September 30, 2009 compared with $1,534,492 or 82% for the three months ended September 30, 2008.  Details around the changes in these expenses are described below:

Professional fees were $179,731 for the three months ended September 30, 2009 compared with $5,665 for the three months ended September 30, 2008.  This increase reflects the additional spending undertaken to generate our proxy, hold our annual shareholder meeting and to facilitate our recent capital raise.  New media, marketing, advertising and investor and public relations expenses were $28,423 for the three months ended September 30, 2009 compared with $93,968 for the three months ended September 30, 2008 with the decrease primarily attributable to utilizing internal corporate resources for these functions.  Legal fees were $281,254 for the quarter ended September 30, 2009 compared with $62,349 for the quarter ended September 30, 2008.  This increase in legal fees is also attributable to our recent capital raise and debt restructure.  Accounting fees were $18,500 for the quarter ended September 30, 2009 compared with $25,925 for the quarter ended September 30, 2008.  Executive compensation was $9,308,134 for the three months ended September 30, 2009 compared with $503,038 for the three months ended September, 2008. This significant increase in executive compensation reflects the awards to three executive staff members relating to the Company's success in signing on September 30, 2009, the ~$90 million dollar contract with the Department of Energy.  These awards are described in the May 15, 2009 debenture waiver agreement and involve the issuance of equity in the amount of $8.1 million, and cash payments of $1 million dollars.  Depreciation expense was $102,224 for the quarter ended September 30, 2009 compared to $203,665 for the quarter ended September 30, 2008.  All other general and administrative spending totaled $1,475,543 for the three months ended September 30, 2009 compared to $1,122,547 for the three months ended September 30, 2008.

Expenses for research and development totaled $602 for the three months ended September 30, 2009 compared to $138,143 for the three months ended September 30, 2008.   This steep reduction reflects our continued strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future, as reflected in the minimal amount expensed during the third quarter 2009.

Our operating loss compared negatively with the same period prior year for a loss of $15,680,502 for the quarter ended September 30 2009 compared with a loss of $1,564,429 for the quarter ended September  30, 2008.

For the quarter ended September 30, 2009, we earned interest income in the amount of $0 compared with $616 for the quarter ended September 30, 2008.

Interest expense was $5,172,128 for the three months ended September 30, 2009 compared to $1,109,666 for the three months ended September 30, 2008.  The significantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007and were required to amend given our inability to pay principal and interest during the period.  We had a gain on disposal of assets of $4,424 in the three months ended September 30, 2009 compared to a gain on disposal of assets of $16,165 for the same period in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

It is difficult to compare the nine months ended September 2009 results to the same period in 2008 as during the nine months ended September 30, 2008 was a period of transformation  from being a development stage company to a growth oriented renewable energy company with four new acquisitions to integrate into a cohesive whole company. Further compounding any comparison to the nine months ended September  30, 2009 is the economic downturn experienced by the US and our company particularly within the industrial sales area. Thus, the variations reflected in our results of operations described below are based upon these factors.

In the nine months ended September 30, 2009, we had revenues of $6,117,286 compared to the nine months ended September 30, 2008 of $8,654,868. The cost of goods sold percentage for the nine months ending September 30, 2009 was 52.8% leaving us with a gross profit of $2,884,976. The decrease in revenues in 2009 as compared to 2008 is a reflection of the effect of the slowing economy on our business particularly our industrial charger sales.  Internally we saw a continued reduction in billable consulting hours due to the redeployment of resources required to prepare the US Department of Energy Stimulus grant proposals awarded during the quarter ended September 30, 2009

Total operating expenses during the nine months ended September 30, 2009 were $14,543,241 compared to $6,186,517 for nine months ended September 30, 2008. General and administrative expenses were $14,177,947 for nine months ended September 30, 2009 compared with $5,431,071 for the nine months ended September 30, 2008.  These expenses are described in detail below:

Professional fees were $207,536 for the nine months ended September 30, 2009 compared with $373,494 for the nine months ended September 30, 2008.  New media, marketing, advertising and investor and public relations expenses of $49,722 for the nine months ended September 30, 2009 also shows significant reduction from prior year of $217,133 for the nine months ended September 30, 2008.  This reduction was accomplished through utilizing Corporate resources for many of these activities in 2009.  Legal fees were $497,735 for the nine months ended September 30, 2009 compared with $394,838 for the nine months ended September 30, 2008 and accounting fees were $131,822 for the nine months ended September 30, 2009 compared with $147,481 for the nine months ended September 30, 2008. Executive compensation was $9,702,937 for the nine months ended September 30, 2009 compared with $503,038 for the nine months ended September 30, 2008. This significant increase in executive compensation is attributable to the 3rd quarter executive awards as described in the quarter ended results presented above.  Depreciation expense was $352,531 for the nine months ended September 30, 2009 compared to $469,669 for the nine months ended September 30, 2008.  All other general and administrative spending was 3,588,196 for the nine months ended September 30, 2009 and 3,795,087 for the nine months ended September 30, 2008.

Expenses for research and development totaled $12,763 for the nine months ended September 30, 2009 compared to $285,777 for the nine months ended September 30, 2008. This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future.

Our operating loss of $20,304,903 for the nine months ended September 30, 2009 compared with the loss of $4,466,242 for the nine months ended September 30, 2008 is directly attributable to increased interest expense accrued for the non-cash impact of the consideration given in return for waivers granted by our debenture holders as well as the executive compensation detailed above in the quarter ended September 30, 2009.  The waivers are explained in detail in Note 6.

For the nine months ended September 30, 2009, we earned interest income in the amount of $0 compared with $9,778 for the nine months ended September 30, 2008.

Interest expense was $8,660,823 for the nine months ended September 30, 2009 compared to $2,175,279 for the nine months ended September 30, 2008. The significantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007 and the related non-cash consideration for waivers granted by our debenture holders in extended additional time to make required principal and interest payments.

Liquidity and Capital Resources

As of September 30, 2009, we had $903,640 of cash on hand and held certificates of deposit in the amount of $0 compared to quarter end 2008 balances of $327,332 of cash on hand and $28,044 in certificates of deposit.

We had a use of cash for operating activities in the nine months ended September 30, 2009 in the amount of $1,524,135 compared to a use of cash in the amount of $110,361 for 2008.   In addition, cash used in investing activities was $385,726 for the nine months ended September 30, 2009 compared to a use of cash of $196,114 for 2008. The use in each year was for the purchase of fixed assets.

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

These cash management efforts in the year ended December 31, 2008, while adequate for that period required additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward. To that end, we have during the nine months ended September 30, 2009 continued to seek additional capital while working with our debt holders to preclude paying interest and redemption of principal redemption in exchange for additional time to generate needed working capital.  We were successful in this endeavor subsequent to September 30, 2009 and have obtained additional working capital and converted our debt to equity.

To support ECOtality’s expansion and current working capital needs, the Company received effective July 2, 2009 a direct investment of $2,5000,000 in 8% Secured Convertible Debentures due October 1, 2010. The debentures issued:

a.	Are consistent with the initial debentures issued in November and December 2007 except this series is secured, convertible rather than original issue discount debentures.
b.	Update the original Security Purchase Agreements, Securities Agreements, Registration Rights Agreements, Subsidiary Guarantees, and related disclosure schedules.
c
Provide for issuance of warrants to Shenzhen Goch Investment Ltd for their capital investment and adjusting the warrants held by Enable and BridgePointe subject to the June 30, 2009 true up as defined in the May 15, 2009 Amendment.

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

Management’s Plan of Operation

Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. As described above, growth consistent with our plans did not occur in the third and fourth quarters of 2008, nor in the first nine months of  2009.  Sales of consulting services and manufacturing revenues have remained at lower than anticipated levels.

However, with the signing of Securities Exchange Agreements with our debenture holders and Securities Purchase Agreements with current and new investors on October 31,2009 ,we  have taken the following actions to significantly strengthen our financial viability:
1.	Raise $20.5 million for working capital in equity financing from original investors/debt holders ($15 million) and new investors ($5.5 million).

a.	This funding reflects faith in us by current and new investors and will result in positive shareholder equity on our balance sheet.

b.	This private offering provides a satisfactory level of working capital to support initial requirements of DOE contract awarded to our subsidiary eTEC..

2.	Convert $9.08 million of debt on balance sheet to equity (preferred shares).

a.	Eliminates debt on balance sheet.

b.	Preferred shares have lockup provisions (9 months), and no, dividends or redemption rights.

3.	Convert debt holder warrants to equity (preferred shares).

a.	Eliminates warrant dilutive “overhang”.

b.	Preferred shares have lockup provisions (9 months), and no dividends or redemption rights.

4.	Reduce existing dilution “blocker” held by debt holders from 65% to 0%.

a.	Diminishes any control issues by any one share holder.

b.	Eliminates potential dilution fears with current and future share holders.

5.	Reverse split of common shares (1:60).

a.	Appropriate documentation has been submitted to the state of Nevada and FINRA to effect the split.

b.	Establishes reasonable number of shares in the publically traded market place.

c.	Prepares us for being listed on a national stock exchange.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at September 30, 2009 was negative by $15,245,550.

We do not have any off-balance sheet arrangements.

We anticipate the need to add significant numbers of full- or part- time employees over the next 12 months per the award of the Stimulus Department of Energy related contracts.  We plan to outsource the research and development and production of our products when cost effective to do so.

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

As of September 30, 2009, the Company has five leases in effect for operating space.  Future obligations under these commitments are $76,724 for 2009, $279,208 for 2010, $237,699 for 2011, $242,759 for 2012 and $64,006 for 2013.

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended September 30, 2009.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the quarter ended September 30, 2009.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended September 30, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

Unregistered Sales of Equity Securities

Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended September 30, 2009

Submission of Matters to a Vote of Security Holders

 On August 26, 2009, Ecotality Inc. management met with the shareholders at its annual shareholders meeting.

Proxies representing more than 86 % of the approximately 161,906,194 shares of the Company’s outstanding common shares eligible to vote as of the record date of July 27, 2009 were received. Accordingly, a quorum was present.

The shareholders voted on the five proposals presented in our proxy statement mailed on July 31, 2009
Proposal 1
At the meeting the shareholders elected the five nominees: Jonathan R. Read, Harold W. Sciotto, Jerry Y. S. Lin, E. Slade Mead and Barry S Baer to hold office until the 2010 Annual Meeting of Stockholders and until their successors have been elected and qualified.

Proposal 2
The Shareholders ratified the selection of Weaver & Martin LLP, Kansas City, Missouri, as our independent auditors for the fiscal year ending December 31, 2009.

Proposal 3
The Shareholders approved the Ecotality Employee Equity Incentive Plan.

Proposal 4
The Shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from the 300,000,000 shares, par value $0.001 per share, presently authorized to 1,300,000,000 shares.

Proposal 5
The Shareholders approved discretionary authority for a reverse stock split in the range of one-for-fifty to one-for-one-hundred.

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
c. Amendment to Articles of Incorporation filed on November 27, 2006
d. Restated Bylaws October 31, 2007(5)
e. Amendment to Articles of Incorporation filed on January 3, 2008 (4)

10	Material Contracts
a. Purchase Order with Hydrogenics Corporation (4)
b. Settlement Agreement and Release (6)
16	Letter on change in certifying accountant (7)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Additional Exhibits
a. Escrow Agreement(6)
b. Letter from NASA/Jet Propulsion Laboratories (8)
2	Plan of Purchase, Sale , Reorganization, arrangement, liquidation or succession
a. Technology Contribution Agreement and Exhibits thereto (1)

Notes:

(1)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(2)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(3)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(5)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 30, 2008.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 07, 2009.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 03, 2009.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 11, 2009.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 10, 2009.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on May 18, 2009.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 06, 2009.

(15)	Incorporated by reference herein to the Form 8-K/A previously filed with the SEC on July 09, 2009

(16)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on August 27, 2009.

(17)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 2, 2009

(18)	Incorporated by reference herein to the Form 8-K (1 of 2), previously filed with the SEC November 4, 2009.

(19)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 4, 2009

(20)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 18, 2009

SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	November 19, 2009
Jonathan R. Read	President and Director

/s/ Barry S. Baer	Chief Financial Officer	November 19, 2009
Barry S. Baer	Principal Accounting Officer
Director

/s/ Harold W. Sciotto	Secretary, Treasurer	November 19, 2009
Harold W. Sciotto