Form 10-K
period 2009-12-31
ECOTALITY, INC.
filed 2010-04-15
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 000-50983

ECOTALITY, INC.
(Name of small business issuer in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

80 Rio Salado Parkway
Tempe, AZ	85281
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 219-5005

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

The issuer’s revenue for its most recent fiscal year was $8,601,674

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “ETLE.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon a price per share of  $4.75 which was the closing price on April 12, 2009, was $42,149,277.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 12, 2009 was 8,873,532.

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

PART I

Item 1.  Description of Business

Business Development and Summary

We were incorporated in Nevada in 1999.  We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate  the market applicability of advanced electric technologies to replace carbon-based fuels. We are a leader in providing electric vehicle infrastructure products and solutions that are used in on-road grid-connected vehicles (including plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV)), material handling and airport electric ground support applications. Through our main operating subsidiary, Electric Transportation Engineering Corporation (eTec), our  primary product offering is the Minit-Charger line of advanced battery fast-charge systems that are designed for various motive applications. In addition to our  electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our subsidiaries and primary operating segments consist of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy), and ECOtality Stores (dba Fuel Cell Store). In addition we have a wholly-owned subsidiary in Mexico providing manufacturing services for us and a wholly-owned subsidiary in Australia, ECOtality Australia Pty Ltd, to market and distribute battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support equipment.

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

On August 5, 2009 our wholly owned subsidiary, eTec, was selected by the U.S. Department of Energy for a grant of approximately $99.8 million to undertake the largest deployment of electric vehicles (EVs) and charging infrastructure in U.S. history.  On September 30, 2009 eTec accepted the grant of $99.8 million, of which $13 million was sub-funded to federal research and development centers, which will net eTec $86 million in revenue.   eTec, as the lead applicant for the proposal, partnered with Nissan North America to deploy EVs and the charging infrastructure to support them. The project takes advantage of the early availability of the Nissan LEAF, a zero-emission electric vehicle, to develop, implement and study techniques for optimizing the effectiveness of charging infrastructure that will support widespread EV deployment. The project will install electric vehicle charging infrastructure and deploy up to a total of 4,700 Nissan battery electric vehicles in strategic markets in five states: Arizona, California, Oregon, Tennessee, and Washington.

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

eTec’s primary product line consists of the Minit-Charger line of battery fast-charge systems. The Minit-Charger brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge™  and Edison Minit-Charger. Prior to rebranding all eTec fast-charge systems under the Minit-Charger brand, eTec held exclusive patent rights to the flagship product line, eTec SuperCharge™  - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge technology was licensed to eTec from Norvic Traction in 1999. The eTec SuperCharge™ system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicle, and marine and transit system operations. Since the acquisition of the technology, eTec has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America.

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

In March of 2008, all eTec fast-charging products, including the eTec SuperCharge™ product line, were consolidated under the eTec Minit-Charger brand. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (eTec Minit-Charger), we are better able to streamline our operations and sales and marketing efforts. The complete portfolio of eTec Minit-Charger products provides eTec with a leadership position in current fast charging markets and positions us well to capitalize on the rapidly growing clean technology sector for electric vehicle infrastructure technologies. We believe Minit-Charger is the most superior fast-charge technology on the market as it is a smart charging system that can charge batteries (of almost all chemistries) as fast as possible, while best controlling the battery temperature and avoiding the devastating effects of overcharging.

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

We acquired eTec as an expansion platform for its core expertise in battery technologies, fast charging systems, energy distribution infrastructure, and advanced vehicle technologies and testing, which includes electric vehicle (EV), hybrid electric vehicle (HEV), plug-in hybrid electric vehicle (PHEV) and hydrogen vehicle technologies. We believe that eTec will expand its core technologies through new product development, joint ventures, acquisitions and organic growth.  Because eTec has unparalleled experience with electric vehicle infrastructure, we believe our experience with electric vehicles infrastructure, our knowledge of the vehicle and battery systems, as well as our industry leading fast-charging technology provides us with a distinct competitive advantage to be leading provider of electric vehicle infrastructure services and installation.

eTec has been involved in every North American EV initiative to date and is a leading provider of solutions for electric vehicles and its supporting infrastructure. Currently, eTec has installed more than 5,100 charging stations for motive applications, and has installed more chargers for on-road applications than any other company in North America.

On August 5, 2009 eTec was selected as the lead grantee by the U.S. Department of Energy for a grant of approximately $99.8 million to undertake the largest deployment of electric vehicles (EVs) and charging infrastructure in U.S. history. On September 30, eTec accepted the $99.8 million grant, of which approximately $13 million was sub-funded to federal research and development centers, which will net eTec $86.4 million in revenues. eTec, as the lead applicant for the proposal, partnered with Nissan North America to deploy EVs and the charging infrastructure to support them. The Project takes advantage of the early availability of the Nissan LEAF, a zero-emission electric vehicle, to develop, implement and study techniques for optimizing the effectiveness of charging infrastructure including more than 11,000 residential and publicly available charges that will support widespread EV deployment. The Project will install a robust electric vehicle charging infrastructure and will deploy 4,700 Nissan battery electric vehicles in strategic markets in five states: Arizona, California, Oregon, Tennessee, and Washington.

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

Innergy and our wholly owned subsidiary providing manufacturing services, Portable Energy De Mexico, S.A. DE C.V., provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including eTec’s Minit-Charger products. Innergy provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, as well as providing strong manufacturing and assembly operations to assist other aspects of our business. While we expect solar to become a major future energy source, Innergy’s battery systems that support the electric vehicle market that is quickly expanding is vital as well, and we expect the combination of solar solutions and new battery sales to contribute to our long and short-term earnings and revenue growth. Innergy is actively pursuing growth opportunities through product line expansion, joint ventures, acquisitions, and manufacturing contracts.

ECOtality Stores (dba Fuel Cell Store)

ECOtality Stores (dba Fuel Cell Store) is our wholly-owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California and with active international operations in Japan, Russia, Italy, and Portugal, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. In addition to primary retail operations, Fuel Cell Store also offers consulting services for high schools, colleges, and leading research institutes and is available to host workshops, conferences and corporate events. Fuel Cell Store is the leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Hydrality™

Hydrality™ is a complex reactor system that stores and delivers hydrogen on-demand using magnesium compounds and water. The EPC/Hydrality technology, which was initially developed in conjunction with NASA’s Jet Propulsion Laboratory (JPL) and subsequently advanced by Arizona State University, Green Mountain Engineering and Airboss Aerospace, Inc. continues to have promise for a variety of future commercial applications. While we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising future applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

Products

We currently offer the following products:
•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure)
•	eTec’s Minit-Charger fast-charge systems for material handling and airport ground support equipment
•	Charging systems (Level 2 & 3) for on-road grid-connected electric vehicles
•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure, etc…)
•	eTec Bridge Power Manager (BPM) systems
•	Hydrogen internal combustion engine (HICE) vehicle conversions
•	Industrial battery systems
•	Solar panel production
•	Specialty solar solutions
•	Specialty thin-sealed lead battery products
•	Various proprietary solar products for consumer, emergency response programs and remote power systems.
•	Third-party hydrogen and education related products
•	EV Microclimate Program

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

Manufacturing

We have through our wholly-owned subsidiary Portable Energy De Mexico S.A.De C.V., manufacturing facilities in Tijuana, Mexico operated under a “maquilladora”  program for the production of solar and battery products. The facility is highly labor-intensive. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada and China.

If  needed, we have the ability to substantially expand our Mexican operations as well as our high-value manufacturing capability in Phoenix, Arizona. We are planning for new leased facilities in Mexico and Arizona to handle our anticipated growth. Part of our strategic growth plan would include more mechanized production systems, inclusive of International Organization for Standardization (ISO) quality and environmental certifications. Should the market for on-road grid-connected vehicles continue to expand, we anticipate a tremendous increase in market demand for electric vehicle supply equipment (EVSE) by 2012. As the market for EVSE enters a growth phase, the manufacturing capabilities in Mexico and Phoenix may need to be expanded through the lease or purchase of additional adjacent buildings that will allow us to increase manufacturing capacity to meet the appropriate levels of market demands

Research and Development

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

This shift to joint development projects and the scaling back on our hydrogen research and development expenditures  is clearly reflected in our 2009 operating results. The most significant research and development expenditures for 2008 relate to final payments on Hydrality- related projects initiated in 2007 that were scheduled for completion in the first half of 2008.

Sales and Marketing

We are actively marketing all of our companies and products under the ECOtality brand as well as under their historic brand names. We are striving to build a strong corporate identity as a “leader in clean electric transportation and storage technologies”. This corporate branding of group products is an important part of our strategy to provide individual and integrated electro-centric products and solutions. Product marketing is handled on a divisional and subsidiary level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of our corporate headquarters in Tempe, Arizona.

The majority of our products and services are sold directly on a business-to-business basis. ECOtality Stores conducts sales operations through the internet of hydrogen fuel cell products and educational kits and systems.

Government Regulation

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

The energy industry is highly regulated. Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government grants for research and development are often the precursors to the acceptance of and government incentives for new clean technologies. We closely track government policy and strategy as it relates to renewable and clean tech energy. Our eTec subsidiary has a large portfolio of DOE contracts and is in regular contact with leaders of U.S. energy and technology policies.

President Barack Obama and his Administration continue to be strong proponents of grid-connected vehicles and supporting infrastructure. Solid evidence of this commitment can be found in the provisions of the Recovery Act. In a December 2009 report to the President, Vice President Joe Biden wrote, “The energy components of the Recovery Act represent the largest single investment in clean energy in American history… The Recovery Act investments of $80 billion for clean energy will produce as much as $150 billion in additional clean energy projects.” The Vice President also referenced The EV Project when he wrote, “We are also building the infrastructure to support these vehicles including construction of more than 10,000 charging locations in more than twelve cities.

We believe that the Obama Administration will continue to help advance the electric transportation technologies and to provide ongoing substantial funding opportunities to establish and advance renewable energy infrastructure, electric grid enhancements, and physical infrastructure to support this new method of transportation.  At the very least, substantial tax incentives and rebates are offered for the purchase and use of reduced emissions vehicles, for which all grid-connected vehicles currently apply, that are designed to support consumer adoption.  With our strong focus on electric transportation infrastructure, grid-connected vehicles, and renewable energy technologies, we believe the focus by the Obama Administration will continue to provide robust funding opportunities for us and our core technologies.

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

As competition in the renewable energy sectors  intensifies, the potential competition for each of the individual products and technologies that we offer  ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources that are significantly greater than ours.

Fast-Charge Competition

The eTec SuperCharge and Minit-Charger systems (consolidated under the eTec Minit-Charger brand) are designed for material handling applications, airport ground support equipment and electric vehicles. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the Minit-Charger systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, Power Designers, LLC, and C&D Technologies, Inc. Some of the major industrial battery suppliers have begun to align themselves with fast charge suppliers, creating a potentially more significant source of competition. In addition, the eTec SuperCharge and Minit-Charger systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the Minit-Charger  fast charge system reduces or eliminates the need for extra batteries.

Electric Vehicle Infrastructure Competition

Electric vehicle infrastructure refers to companies that provide electric vehicle supply equipment (EVSE) and services that support grid-connected vehicles. From a product standpoint, this would primarily include the physical charging system hardware and integrated software requirements. While the market is still in its relative infancy, competing firms that have publically announced intentions to enter this market include Better Place, Coulomb Technologies, AeroVironment, Inc., Aker Wade Power Technologies, LLC, Delta-Q Technologies and Elektromotive (UK). We are unaware of any competitor with comparable actual experience in installing EV infrastructure in North America. Additionally, we are unaware of any competitors that are actively engaged in extensive consulting operations for major automotive OEMS, utilities, governmental organizations, research institutes, or industry and trade groups.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2008, in the United States we held three patent applications and 16 issued patents, which will expire at various times between 2010 and 2021. We also held two PCT patent applications, two Canadian patent applications, one Japanese patent application, one European patent application, 11 issued Canadian patents, four issued Japanese patents, seven issued European patents, and one issued Australian patent. Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, and thin-cell battery technologies.

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

On June 12, 2006, we entered into a License Agreement with California Institute of Technology, which operates JPL, whereby we acquired certain exclusive licensed patent and/or patent applications rights and improvement patent rights related to research performed under the JPL Task Plan No. 82-10777, as well as a nonexclusive licensed technology rights developed as a result of the Task Plan.  The license agreement with CalTech relates to CalTech’s rights to patents and technology based on inventions that are:  (a) identified in the license agreement, (b) developed under the development agreement with JPL, (c) related to electric power cell technology developed at JPL with the involvement of our personnel, or (d) funded, in whole or in part, by us (the “CalTech Rights”).  As partial consideration paid in connection with the License Agreement, we issued 97,826 shares of our common stock to CalTech with a fair market value of $84 per share, based upon the closing price of our common stock on June 12, 2006, for a total aggregate value of $8,217,391.  Furthermore, we are obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

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

Status of any announced new product or service

In January 8, 2009 ECOtality announced the EV Microclimate Program An integrated turnkey program that provides a blueprint for a comprehensive Electric Vehicle infrastructure system.  As part of this program ECOtality works with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation.  The implementation of an EV Micro-Climate includes physical charge infrasture installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with a n EV Micro-Climate.  As part of the process, ECOtality will assist the automotive manufactures with the  installation of home charging systems in car owners’ homes (or in public areas) in advance of vehicle delivery, as well as install fast charging systems in strategic locations (ie fuel stations, grocery stores, shopping areas).

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

On January 8,2009 Ecotality announced its EV Microclimate Program. It is an integrated turnkey program that provides a blueprint for a comprehensive Electric Vehicle infrastructure system.  As part of this program ECOta;ity works with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation.  The implementation of an EV Micro-Climate includes physical charge infrasture installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with a n EV Micro-Climate.  As part of the process, ECOtality will assist the automotive manufactures with the  installation of home charging systems in car owners’ homes (or in public areas) in advance of vehicle delivery, as well as install fast charging systems in strategic locations (ie fuel stations, grocery stores, shopping areas)

Employees

As of December 31, 2009, we had 67 employees, including 13 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Key Transactions in 2007

November 2007 Acquisition-  eTec Group of Companies

On November 6, 2007 we signed an agreement to acquire all of the outstanding stock of the Clarity Group, Inc. and its affiliate, Electric Transportation Engineering Corporation (eTec), through a stock purchase agreement.  eTec provides technical support and field services for all aspects of electric vehicle infrastructure.  eTec operates as our wholly owned subsidiary.

The aggregate purchase price for the outstanding capital stock of eTec was $3,000,000 in cash and 108,333 shares of our common stock.   Of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 was paid in installments, with the final payment being made December 11, 2009.  The 108,333 shares were issued in the following manner: 108,333 were issued upon the close of the stock purchase agreement, 54,166 were released on date of signing, and 54,167 were released by our corporate secretary on the first anniversary of the closing of the stock purchase agreement, subject to any indemnity claims.  The shares bear a restrictive legend and are not subject to piggy back registration rights.

November 2007 Financing

On November 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $4,117,649.  We received gross proceeds of approximately $3,500,000 from this offering.  In connection with the November 2007 financing, we issued the following securities to the investors:

•	$4,117,649 in Secured Original Issue Discount Convertible Debentures; and
•	Common Stock Purchase Warrants to purchase 114,379 shares of common stock at $19.20 per share for a period of five years.

The warrants were exercisable to purchase one share of common stock at $19.20 per share, and had a term of exercise equal to 5 years.  The warrant holders could not exercise the warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the common stock following such exercise.

The Original Issue Discount Secured Debentures were due on May 6, 2010, were sold at an 8% discount, and were convertible into our common stock, at the investors’ option, at a conversion price equal to $18 per share.  We could not prepay any portion of the principal amount of the November 2007 Debentures without the prior written consent of the holder. Beginning on May 6, 2008, and  continuing on the same date of each successive month thereafter, we agreed to repay 1/24 th  of the original principal amount of the  Debentures plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder in respect of the  Debenture.  The holders of the November 2007 Debentures did not have the right to convert the November 2007 Debentures, to the  extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common  stock immediately after giving effect to such conversion.

If we, at any time while the November 2007 Debentures were outstanding, sold or granted any option to purchase or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any  common stock or common stock equivalents entitling any person to acquire shares of our common stock at an effective price per share  that is lower than the then-existing conversion price, the conversion price would be reduced to equal such effective price per share.   Such an adjustment would be made whenever we issued such common stock or common stock equivalents.

We could, at our option, redeem the November 2007 Debentures if we met certain equity conditions and if we delivered a notice to the  debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the November 2007  Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be  redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of  the Debentures on the 30 th  Trading Day following such notice.  On that 30 th  trading day, the redemption amount is payable in full to  the debenture holders.

We could have redeemed a portion of the November 2007 Debentures each month for cash.  If we satisfied certain equity conditions and gave 10 trading days’ prior written irrevocable notice to the debenture holders, on each such monthly redemption date, we could, at our option, have elected to pay all or part of a monthly redemption amount in shares of our common stock based on a conversion price equal to the lesser of (i) the then conversion price and (ii) 88% of the average of the VWAPs for the 10 consecutive trading days ending on the day that is immediately prior to the applicable monthly redemption date.  The debenture holder could convert any principal amount of the November 2007 Debenture subject to a monthly redemption at any time prior to the date that the monthly redemption amount, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder are due and paid in full.

We could, at our option, have forced the debenture holders to convert all or portion of the then outstanding principal amount of the November 2007 Debentures (plus any accrued but unpaid interest, liquidated damages and other amounts then owing the debenture holders) into shares of our common stock if we satisfied certain equity conditions, the VWAP for 20 out of any 30 consecutive trading days exceeds $45, and, within one trading day, we deliverd a written notice to the debenture holders of such conversion.

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

The aggregate purchase price is $1,000,000 in cash and 33,333 shares of our common stock.  If, on the 10th day following the first anniversary date of the agreements December 14, 2008, the average closing price for our common stock during the 30-day period ending on the first anniversary date of the Stock Purchase Agreement (December 4, 2008) was less than $60.00 per share, we, at our option, would either:

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

December 2007 Financing

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706.  We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

•	$1,764,706.50 in Secured Original Issue Discount Convertible Debentures; and
•	Common Stock Purchase Warrants to purchase 49,019 shares of common stock at $19.20 per share for a period of five years.

The warrants were originally exercisable to purchase one share of common stock at $18 per share, and had a term of exercise equal to 5 years.  The Warrant holders could not exercise the Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common stock following such exercise.

The Original Issue Discount Secured Debentures were due on June 6, 2010, were sold at an 8% discount, and were convertible into our common stock, at the investors’ option, at a conversion price equal to $19.20 per share. We did not have the right to prepay any portion of the principal amount of the Debentures without the prior written consent of the holder. Beginning on June 4, 2008, and continuing on the same date of each successive month thereafter, we agreed to repay 1/24 th of the original principal amount of the Debenture plus accrued but unpaid interest, liquidated damages, if any, and any other amounts then owing to the holder in respect of the Debenture. The holders of the Debentures did not have the right to convert the Debentures, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the shares of our common stock immediately after giving effect to such conversion.

If we, at any time while the December 2007 Debenture was outstanding, sold or granted any option to purchase or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of our common stock at an effective price per share that is lower than the then-existing conversion price, the conversion price would be reduced to equal such effective price per share.  Such adjustment would be made whenever we issued such common Stock or common stock equivalents.

We could, at our option, have redeemed the December 2007 Debentures if we met certain equity conditions and if we delivered a notice to the debenture holders of our irrevocable election to redeem some or all of the then outstanding principal amount of the December 2007 Debentures for cash in an amount equal to the sum of (i) 115% of the then outstanding principal amount of the Debentures to be redeemed, (ii) the accrued but unpaid interest on such Debentures and (iii) all liquidated damages and other amounts due in respect of the Debentures on the 30 th  Trading Day following such notice.  On that 30 th  trading day, the redemption amount was payable in full to the debenture holders.

We could redeem a portion of the December 2007 Debentures each month for cash.  If we satisfied certain equity conditions and gave 10 trading days’ prior written irrevocable notice to the debenture holders, on each such monthly redemption date, we could, at our option, have elected to pay all or part of a monthly redemption amount in shares of our common stock based on a conversion price equal to the lesser of (i) the then conversion price and (ii) 88% of the average of the VWAPs for the 10 consecutive trading days ending on the day that is immediately prior to the applicable monthly redemption date.  The debenture holder could convert any principal amount of the December 2007 Debenture subject to a monthly redemption at any time prior to the date that the monthly redemption amount, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder were due and paid in full.

We could, at our option, have forced the debenture holders to convert all or portion of the then outstanding principal amount of the December 2007 Debentures (plus any accrued buy unpaid interest, liquidated damages and other amounts then owing the debenture holders) into shares of our common stock if we satisfied certain equity conditions, the VWAP for 20 out of any 30 consecutive trading days exceeds $45, and, within one trading day, we delivered a written notice to the debenture holders of such conversion

We granted the December 2007 Debenture investors a first priority security interest in all of our assets and each subsidiary subject only to the November 2007 Debentures, pursuant to the Security Agreement, dated as of November 6, 2007 between us, our subsidiaries and the secured parties.

In connection with the December 2007 Debenture transaction, each of our subsidiaries entered into a guarantee agreement pursuant to which it guaranteed the obligations of the Company under the securities purchase agreement and the documents entered into pursuant to the securities purchase agreement, including the December 2007 Debentures.

We granted the investors registration rights with respect to the debentures and the shares of common stock underlying the warrants.  Pursuant to the registration rights agreement by and among us and each of the parties signatory thereto, we filed a registration statement on January 8, 2008.  Our registration Statement was declared effective by the Commission on January 28, 2008. With respect to any additional registration statements which may be required pursuant to which, the number of registerable securities at any time exceeds 100% of the number of shares of common stock then registered in a registration statement during the period of effectiveness, we are required to file the additional registration statements within 90 days from closing.  If we failed to have the registration statement filed or declared effective by the required dates, we would be obligated to pay a penalty equal to 2% of the purchase price to each investor upon any such registration failure and for each thirty days that such registration failure continues.  The parties agreed that the maximum aggregate liquidated damages payable to a holder under the registration rights agreement should be 20% of the aggregate subscription amount paid by such holder pursuant to the securities purchase agreement.

As described above, in November and December of 2007, we received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $18 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, we issued debenture holders warrants (“the Warrants”) to purchase up to 163,398 shares of our common stock with an exercise price of $19.20. The warrants were exercisable immediately upon issue.

2008 Key Transactions

August 29, 2008 Amendment to November and December 2007 Debentures

On August 29, 2008 we signed an Amendment to the Debenture agreements deferring payments on our November and December 2007 debentures . The purpose of the agreement was to provide us time to fund our working capital requirements internally through organic growth as well as to obtain both short and long term funding through equity financing and other sources of capital.

The waiver, deferment agreement aligned with our short term working capital plan and provided time to achieve our objectives in this regard.  In exchange for the Amendment to the Debentures, we agreed to:
A.	Waiver of interest payments due between May-December 2008
B.	Deferment of monthly redemptions for the period May-December 2008.
C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.
D.	Reset of the common stock conversion rate from $10.80 to $5.40.
E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)
F.	Commencement of interest payments @ 8% per year April 1, 2009 (first payment due).
G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $60.00 per share for the thirty days prior to the anniversary date of the purchase.  This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates.  In the case of Innergy, the number of required “true up” shares is capped at 66,666.

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

2009 Key Transactions

March 5, 2009 Amendment to the November and December Debentures

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

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we requested our debenture holders further extend a waiver of debt service requirements.  Therefore, in exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debentures to $3.60.

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

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended to have an exercise price of $3.60 (to the extent that such exercise price was previously above $3.60), and the expiration dates shall be extended to May 1, 2014.

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

May 15, 2009 Amendment to the November and December 2007 Debentures

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

MAY 2009 WAIVER PROVISIONS:

The Company agreed to the following:

A.	Defer payment of interest until November 1, 2009. Interest to be paid monthly from that date. Interest accrued though September 30, 2009 will be added to principal.

B.	Commence redemption of principal on January 1, 2010 in 10 equal payments.

C.
Consent to obtaining additional working capital for specified uses not to exceed $2,500,000 in the same form and rights of debentures pari pasu in seniority both as to security interest priority and right of payment with the debenture held by the existing holders.

D.
Segregation of payment of the Karner bridge note, reaffirmed Karner and Morrow employment agreements, identifies specific contract carve outs should the Company fail to achieve certain target objectives, and provide for a bonus should the target be achieved.

E.	Maintain the conversion price of the November 2007 Debentures and December 2007 Debentures at 3.60.

F.
Additional covenants related to not exceeding $2,500,000 accounts payable amount or payment of other liabilities while the debentures are outstanding. Other covenants include maintaining minimum cash flow amounts. Allowing for inspection of financial records, and achieving Stimulus contract target objectives.

G.
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

H.
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

I.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended to have an exercise price of $0.60 (to the extent that such exercise price was previously above $3.60), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

J.
Use best efforts to obtain stockholder approval of an increase in the authorized number of shares of common stock of the Company.  The proposal shall increase the number of authorized common shares from 300,000,000 to 1,300,000,000.

K.
Agreed to specific provisions relating to disclosure of material nonpublic information by debenture holder board members, or at other times when complying with the provisions of the debenture waive agreement.

June 2009 Amendment to the May Amendment to the Debentures

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

To support ECOtality’s expansion and current working capital needs, the Company also received effective July 2, 2009 a direct investment of $2,5000,000 in 8% Secured Convertible Debentures due October 1, 2010, of which Shenzhen Goch Investment Ltd was issued $2,000,000 in debentures, Enable Growth Partners (current debenture holder) was issued $250,000 in debentures, and BridgePointe Master Fund (current debenture holder) was issued $250,000 in debentures. The debentures have an exercise price or $3.60 per share of ECOtality common stock.  The July 2009 Debentures:

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

On July 2, 2009  the Company executed a non-binding Letter of Intent (LOI) with Shenzhen Goch Investment Ltd to create joint ventures for the production and distribution of battery charging systems and electric vehicle infrastructure systems in China.  The LOI specifies:

A.
Two companies are to be formed:  one for the purpose of manufacturing battery charging and electric vehicle infrastructure systems for global sale and one company for pursuing the marketing and sale of the products within an exclusively designated territory.

B.	Completion of the Definitive Agreements within 30 days.

C.	Ecotality will grant a perpetual, non-assignable no royalty license to both companies with regard to their respective Branded Products within the specified exclusive territory

D.	Ecotality will own 20% of the manufacturing and 40 % of the distribution companies.

E.	Ecotality will have a Technology Consulting Agreement with the distribution company.

F.	The manufacturing company will be funded by Shenzhen Goch Investment Ltd in the amount of $10,000,000 and the distribution company in the amount of $5,000,000.

As of December 31, 2009 we are completing the series of definitive agreements related to the letter of intent.

Securities Exchange Agreement

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”) at a 1:1 ratio.

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

Securities Purchase Agreement

On October 31, 2009, Ecotality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Common Stock at purchase price of $7.20 per share.  The funds from the private placement will be utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

Terms of the private placement include:
A.	minimum aggregate purchase of $15,500,000 of Common Stock by the Investors.

B.
Each Investor will receive a Warrant to purchase the equivalent number of shares of Common Stock that it purchases under to the Securities Purchase Agreement.  The exercise price of the Warrants will be equal to $9.00 per share.  The Company may call the Warrants if the closing price of shares of the Common Stock is at least $27 per share for 20 consecutive trading days, subject to certain conditions, including the existence of an effective registration statement for the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) and minimum volume provisions.  The Company may not effect any exercise of the Warrants in an amount that would result in any Investor or  its affiliates beneficially owning more than 9.99% of the outstanding Common Stock upon such an exercise.  The Warrants will have a five-year term during which they can be exercised and shall contain a cashless exercise provision which shall apply if there is not an effective registration statement covering the resale of the shares issuable upon exercise.

C.
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

The Investors have agreed not to exercise “short sales” for a period of  9 months after the date of the Securities Purchase Agreement.

D.
The Company will initiate the process to effect the Reverse Split prior to the closing, and the Company will submit its application to be listed on The NASDAQ Stock Market as soon as possible thereafter. The Company is obligated to consummate the Reverse Split within 30 days of the date of the Securities Purchase Agreement.

Other Key Transactions in 2009

On August 26, 2009 the shareholders of Ecotality, Inc. (the “Company”) approved a proposal authorizing the Board of Directors effect a reverse stock split of the Company's $.001 par value common stock in the range of one-for-fifty to one-for one-hundred .   On October 26, 2009 the Board of Directors authorized a one-for-sixty reverse stock split.

On November 23, 2009 Ecotality, Inc. (“Ecotality” or the “Company”) received notice from Financial Industry Regulatory Authority (FINRA) that it had all the necessary documentation to process the Reverse Stock Split of 1:60 for the par value $0.001 common shares of Ecotality, Inc.  This corporate action took effect at the open of business on November 24, 2009. There was also a change to the Company's trading symbol at that time from ETLY to ETLE.

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

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $29,507,750 and $8,067,211 for the years ended December 31, 2009 and 2008, respectively..  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

A large percentage of our revenues will depend on our grant from the Department of Energy, the loss of which would materially adversely affect our operations and revenues.

On September 30, 2009 our wholly owned subsidiary, eTec signed a contract with the U.S. Department of Energy for a cost reimbursable contract worth at least $99.8 million, of which approximately $13 million was sub-funded to federal research and development centers. This grant will net $86.4 million in revenue to us, which we expect to account for a substantial portion of our revenues in the immediate future. As a condition of this grant, we are required to meet certain obligations, produce and deliver products on a timely basis to certain required standards, properly account for and bill our products. If we were unable to properly perform these tasks, we could lose the grant, which would have a material adverse effect on our business, financial condition may not be strong enough and results of operations. While we believe we have obtained initial required working capital to meet the requirements of this cost reimbursable contract, there is no guarantee that we will be able to complete this contract without requiring additional working capital given the contract is reimbursable for costs incurred.

There is no assurance that the Hydrality technology is patentable by JPL or, if patented, that others will not develop functionally similar products outside the patent.  Without patent protection, our competitors could develop functionally similar products.

We have entered into a license agreement with the California Institute of Technology, or CalTech, under which we have the exclusive license to use and sell the Hydrality technology under any JPL patent and patent application.  There can be no assurance that CalTech will obtain any patents on the Hydrality technology or, if obtained, that others will not develop functionally similar products that do not infringe on the patents.  All license rights granted by CalTech are subject to a reservation of rights by CalTech for non-commercial education and research purposes and U.S. Government rights provided by statute.  Without patent protection, our competitors could develop functionally similar products.

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

We face competition in the battery recharging and fast charging sector from a number of companies. While we believe that we currently have the best technology in fast charging, conditioning and monitoring batteries for transportation and industrial applications, we cannot assure you that competitors will not develop and bring to market substantially equivalent or superior technology. A loss of our technology advantage could adversely impact or eliminate our revenue and profitability

We cannot assure you that the demand for hydrogen testing, educational and small-scale applications will continue, and this could affect the prospects for the Fuel Cell Store.

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

Our products are sold with various materials and workmanship warranty for technical defects and a 10 year and 25 year warranty against declines of more than 10% and 20% of their initial rated power, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our products and recognized net sales. As of December 31, 2009, our accrued warranty expense amounted to approximately $211,345.

Because of the limited operating history of our products, we have been required to make assumptions regarding the durability and reliability of our products. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective solar modules in the future. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective products, which could have a material adverse effect on our financial results

We depend on a limited number of third-party suppliers for key raw materials and their failure to perform could cause manufacturing delays and impair our ability to deliver our products to customers in the required quality and quantities and at a price that is profitable to us.

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

We are dependent on the services of Jonathan Read, our Chief Executive Officer, Barry Baer, our Chief Financial Officer and Don Karner, President of our eTec subsidiary. The loss of Messrs. Read, Baer or Karner could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Read, Baer and Karner, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice.  Failure to maintain our small management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and prove unsuccessful.

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

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value of our company.

As of February 5, 2010 members of our Board of Directors and our executive officers, together with our affiliates, own approximately 56% of our outstanding common stock.  Accordingly, these stockholders, if they act together, may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 200,000,000 shares of preferred stock, of which, 8,477,299 shares are outstanding as of April 12, 2010 in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders.  As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

Risks Relating to Our Outstanding Financing Arrangements:

There are a large number of shares underlying our preferred shares and warrants outstanding that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 12, 2010, we had 8,537,299 shares of common stock issued and outstanding, shares of series A convertible preferred stock outstanding that may be converted into 8,537,299 shares of common stock and warrants outstanding that may be exercised into 3,091,856 shares of common stock. All of the shares issuable upon conversion of the series A convertible preferred stock and exercise of the warrants may be sold without restriction upon the effectiveness  of a registration statement

The issuance of shares upon conversion of the series A convertible preferred stock or exercise of the warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the series A convertible preferred stock or exercise of the outstanding warrants may result in substantial dilution to the interests of other stockholders. Although holders of the series A convertible preferred stock and warrants may not convert their series A convertible preferred stock or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders could sell more than their limit while never holding more than this limit. The shares issued upon conversion of the series A convertible preferred stock and/or exercise of the outstanding warrants could have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

Risks Relating to Our Common Stock:

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

DESCRIPTION OF PROPERTY

Our primary property consists of office and manufacturing facilities to support our operations. Our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Headquarters	Scottsdale, AZ	Owned	1,700
Manufacturing/Office	Phoenix, AZ	Leased	2,350
Manufacturing/Office	Phoenix, AZ	Leased	7,500
Manufacturing/Office	Phoenix, AZ	Leased	3,650
Manufacturing/Office	Phoenix, AZ	Leased	15,000
Manufacturing/Office	San Diego, CA	Leased	5,400
Manufacturing/Office	Tijuana, Mexico	Leased	19,000

We purchased the office building that serves as our headquarters and which is located in Scottsdale, Arizona, on January 16, 2007 for an aggregate price of $575,615.  A total of $287,959 has been paid as of December 31, 2009 and a tax credit has been recorded in the amount of $156.  The remaining balance of $287,500 is structured as an interest-only loan, bears interest at a rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007.  The entire principal balance of the loan is due on or before January 16, 2012.  The loan is secured by a deed of trust on the office building.

Our lease terms range from month to month through to 2013, with all terminating on or before May 30, 2013.

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

ITEM 2

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On August 26, 2009, ECOtality Inc. management met with the shareholders at its annual shareholders' meeting.

Proxies representing more than 86 % of the approximately 2,698,046 shares of the Company’s outstanding common shares eligible to vote as of the record date of July 27, 2009 were received. Accordingly, a quorum was present.

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

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information
 Our common stock has been quoted on the NASD’s OTC Bulletin Board under the trading symbol “ACHM” from December 7, 2005 until December 12, 2006 when our symbol was changed to “ETLY.”  In November of 2009 our symbol was changed to "ETLE".  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low	*High Adj	*Low Adj
2009
First Quarter	$0.04	$0.02	$2.40	$1.20
Second Quarter	$0.17	$0.03	$10.20	$1.80
Third Quarter	$0.46	$0.09	$27.60	$5.40
Fourth Quarter	$0.13	$8.50	$7.80	$8.50
2008
First Quarter	$0.31	$0.13	$18.60	$7.80
Second Quarter	$0.23	$0.05	$13.80	$3.00
Third Quarter	$0.07	$0.06	$4.20	$3.60
Fourth Quarter	$0.09	$0.03	$5.40	$0.03

* Adjusted for impact of Reverse Split of 1:60 taking place on November 24, 2009.

On December 31, 2009 the closing bid price on the OTC Bulletin Board for our common stock was $5.54 per share.

The shares quoted are not now, but could become subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Shares Available Under Rule 144

As of April 12, 2010, we had 8,873,532 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

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

Holders

As of April 12, 2010,we . had approximately 8,873,525  shares of $0.001 par value common stock issued and outstanding held by 413 registered shareholders.  ECOtality, Inc.’s Transfer Agent is:  Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209.  Phone 303-282-4800, Fax 303-282-5800.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides the following information as of December 31, 2009, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	49,167		$10.08	28,000
Equity compensation plans not approved by shareholders		$

Total	49,167		$10.08	28,000

Recent Sales of Unregistered Securities

On November 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $4,117,649.  We received gross proceeds of approximately $3,500,000 from this offering.  In connection with the November 2007 financing, we issued the following securities to the investors:

•	$4,117,649 in Secured Original Issue Discount Convertible Debentures; and
•	Common Stock Purchase Warrants to purchase 114,379 shares of common stock at $19.20 per share for a period of five years.
 The warrants were originally exercisable to purchase one share of common stock at $19.20 per share, and had a term of exercise equal to 5 years.  The warrant holders could  not exercise the warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the common stock following such exercise.  On October 31, 2009, the remaining unpaid principal and related interest and penalties of $4,194,393 as well as the outstanding warrants (including warrants issued subsequently related to debt payment waivers) to purchase 4,597,145 shares at $0.60, were converted to preferred shares.

On December 6, 2007, we entered into a financing arrangement with a group of accredited investors pursuant to which we sold our Original Issue Discount 8% Secured Convertible Debentures and warrants to purchase our common stock in consideration of an aggregate of $1,764,706.We received gross proceeds of approximately $1,500,000 from this offering.  In connection with the December 2007 financing, we issued the following securities to the investors:

•	$1,764,706.50 in Secured Original Issue Discount Convertible Debentures; and
•	Common Stock Purchase Warrants to purchase 49,019 shares of common stock at $19.20 per share for a period of five years.

The warrants were originally exercisable to purchase one share of common stock at $19.20 per share, and had a term of exercise equal to 5 years.  The Warrant holders could not exercise the Warrants for a number of shares of common stock in excess of that number of shares which upon giving effect to such exercise would cause the aggregate number of shares beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common stock following such exercise.  On October 30, 2009, the remaining unpaid principal and related interest and penalties of $2,350,895 was converted to preferred shares.

July 2, 2009 issuance of $2,500,000 in 8% Secured Convertible Debentures (July 2009 Debentures) due October 1, 2010. The debentures had an exercise price or $3.60 per share of ECOtality common stock. Shenzhen Goch Investment Ltd was issued $2,000,000 of July 2009 Debentures, Enable Growth Partners (November and December 2007 Debenture holder) was issued $250,000 in July 2009 Debentures, and BridgePointe Master Fund (November and December 2007 Debenture holder) was issued $250,000 in July 2009 Debentures.  New investor Shenzhen Goch was issued 29,149 Common Stock Purchase Warrants to purchase shares of common stock at  $0.60.  The Nov/Dec debenture holders cancelled an equivalent number of previously issued Common Stock purchase warrants of equal value to offset this issuance.  On October 31, 2009, the remaining unpaid principal and related interest of $2,565,881 and the related outstanding warrants to purchase 29,149 shares of common stock at $0.60 were converted to preferred shares.

On October 31, 2009, ECOtality, Inc. (“ECOtality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”).  At the date of this filing the Series A Convertible Preferred Stock is convertible at a1:60 ratio.  Following the reverse split of common shares (see below) the Company expects that the preferred shares will be convertible at a 1:1 ratio

On October 31, 2009, ECOtality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Common Stock at a  purchase price of $7.20 per share.  The funds from the private placement will be utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

Terms of the private placement include:
1.	A minimum aggregate purchase of $15,500,000 of Common Stock by the Investors.

2.
Each Investor will receive a Warrant to purchase the equivalent number of shares of Common Stock that it purchases under to the Securities Purchase Agreement.  The exercise price of the Warrants will be equal to $9.00 per share.  The Company may call the Warrants if the closing price of shares of the Common Stock is at least $27 per share for 20 consecutive trading days, subject to certain conditions, including the existence of an effective registration statement for the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) and minimum volume provisions.  The Company may not effect any exercise of the Warrants in an amount that would result in any Investor or  its affiliates beneficially owning more than 9.99% of the outstanding Common Stock upon such an exercise.  The Warrants will have a five-year term during which they can be exercised and shall contain a cashless exercise provision which shall apply if there is not an effective registration statement covering the resale of the shares issuable upon exercise.

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

4.	The Investors have agreed not to exercise “short sales” for a period of 9-months after the date of the Securities Purchase Agreement.

5.
The Company will initiate the process to effect the Reverse Split prior to the closing, and the Company will submit its application to be listed on The NASDAQ Stock Market as soon as possible thereafter. The Company is obligated to consummate the Reverse Split within 30 days of the date of the Securities Purchase Agreement which was accomplished on November 24, 2009.

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

Overview of the Business

We were incorporated in Nevada in 1999.  We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we accelerate the market applicability of advanced electric technologies to replace carbon-based fuels. We are a leader in providing electric vehicle infrastructure products and solutions that are used in on-road grid-connected vehicles (including plug-in hybrid electric vehicles (PHEV) and battery electric vehicles (BEV)), material handling and airport electric ground support applications. Through our main operating subsidiary, Electric Transportation Engineering Corporation (eTec), our  primary product offering is the Minit-Charger line of advanced battery fast-charge systems that are designed for various automotive applications. In addition to our  electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our subsidiaries and primary operating segments consist of Electric Transportation Engineering Corporation (eTec), Innergy Power Corporation (Innergy),  and ECOtality Stores (dba Fuel Cell Store). In addition we have a wholly owned subsidiary in Mexico providing manufacturing services for us.

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

On August 5, 2009 eTec was selected by the U.S. Department of Energy for a grant of approximately $99.8 million to undertake the largest deployment of electric vehicles (EVs) and charging infrastructure in U.S. history. On September 30th, eTec accepted the $99.8 million grant, of which approximately $13 million was sub-funded to federal research and development centers, which will net eTec $86.4 million in revenues.   eTec, as the lead applicant for the proposal, partnered with Nissan North America to deploy EVs and the charging infrastructure to support them. The Project takes advantage of the early availability of the Nissan LEAF, a zero-emission electric vehicle, to develop, implement and study techniques for optimizing the effectiveness of charging infrastructure that will support widespread EV deployment. The Project will install electric vehicle charging infrastructure and deploy up to a total of 4,700 Nissan battery electric vehicles in strategic markets in five states: Arizona, California, Oregon, Tennessee, and Washington.

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

On October 1, 2007 we closed on the purchase of certain assets of Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V., pursuant to an agreement that we entered into on September, 18, 2007.  Innergy designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  The purchase price for the assets was 50,000 shares of our common stock.  We guaranteed to the sellers that the shares of our common stock issued in the transaction would be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we would be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller the difference in cash.  The shares were issued to the seller and are subject to piggy back registration rights and a lock-up agreement.

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

Status of any announced new product or service

Throughout 2008 and 2009, the Company has stressed its focus on being the leading supplier of electric vehicle infrastructure. We have also continued to reiterate that although we initially sought to design and license a cost efficient Hydrality system for use in motorized vehicles and industrial equipment, we have identified several additional and promising applications for Hydrality that include stationary applications for remote power, back-up power systems, and large scale industrial and utility use.

Fuel Cell Store

On June 17, 2007 we bought the assets of the Fuel Cell Store for $350,000 in cash and 5,000 shares of our common stock.   Our common stock will be valued at its closing market price on the date of the agreement.  The closing price was $37.80 per share, on that date for a total value of $189,000 and a total price paid cash and stock of $539,000. We concluded this to be an asset purchase rather than a business purchase because we did not acquire their debt and they continue to exist after the purchase is completed.  Of the assets acquired we identified and assigned a value of $179,775 in merchandise inventory, $8,600 in fixed assets, and $23,843 in current accounts receivable. We reviewed the intangible assets that we acquired, including the customer data base and internally developed software, and determined that the intangible assets did not have value to us. Therefore, the difference between the assets noted and the price paid for the assets $326,782 was  allocated to intangible assets and impaired and written-off due to the lack of proven future cash flows generated by the assets acquired.

Innergy Power Corporation

On October 1, 2007, we purchased certain assets of Innergy Power Corporation and its wholly-owned subsidiary, Portable Energy De Mexico, S.A. DE C.V..  The purchase price for the assets was 50,000 shares of our common stock.  We guaranteed to the seller that the shares of our common stock issued to them in the acquisition would be worth $3,000,000 during the 30 day period commencing 11 months from the closing date or we will be required to either issue additional shares such that the total shares are worth $3,000,000 at that time or pay the seller the difference in cash.  The shares that we issued to the seller are subject to piggy back registration rights and a lock up agreement to be executed by the seller’s stockholders.

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

The aggregate purchase price for the outstanding capital stock of eTec is $3,000,000 in cash and 108,333 shares of our common stock of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 was to be paid in 10 equal monthly installments, beginning December 1, 2007.  The 108,333 shares were issued in the following manner: 108,333 were issued upon the close of the stock purchase agreement, 54,166 were released on date of signing, and 54,166 were to be released on the first anniversary of the closing of the stock purchase agreement from the Company corporate secretary barring any indemnity claims.  The shares bear a restrictive legend and are not subject to piggy-back registration rights.

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

The aggregate purchase price is $1,000,000 in cash and 33,333 shares of our common stock.  If, on the 10th day following the first anniversary date of the agreements December 14, 2008, the average closing price for our common stock during the 30-day period ending on the first anniversary date of the Stock Purchase Agreement (December 4, 2008) was less than $60.00 per share, we, at our option, shall either:

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

We believe the Hydrality technology has a promising future, but this future was not as imminent as it was two years ago. There have been dramatic changes in the hydrogen industry and an absence of expected interrelated product advancements (i.e. fuel cells). Thus we have determined that the extreme vagaries of the hydrogen technology industry, the immediate advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commerciality and profitability for any hydrogen technology necessitates us to prudently and significantly scale back all hydrogen expenditures, and proceed only on the basis of joint development projects or significantly subsidized development with potential licensees or DOE grants.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, we identified our segments based on the way we expect to organize our Company to assess performance and make operating decisions regarding the allocation of resources.  In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have concluded we have three reportable segments for the year ended December 31, 2009; Fuel Cell Store segment, Innergy Power segment and eTec segment. The Fuel Cell Store segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K. Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations.  There was $28,723 in inter-segment sales during the year ended December 31, 2009.

Summarized financial information concerning our reportable segments for the year ended December 31, 2009 are as follows:

TWELVE MONTHS ENDED DECEMBER 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$5,702,323	$2,111,198	$788,153	$8,601,674
Depreciation and amortization	$320,064	$7,078	$3,561	$330,703
Operating income (loss)	$(2,077,492)	$646,001	$147,715	$(1,283,776)
Interest Income (expense)	$(1,289)	$-	$-	$(1,289)
Gain / (Loss) on disposal of assets	$48,523	$-	$-	$48,523
Other Income (expense)	$236	$-	$-	$236
Segment Income before Corporate Overhead Allocation	$(2,030,022)	$646,001	$147,715	$(1,236,306)
Corporate Overhead Allocation	$18,653,977	$6,906,350	$2,578,280	$28,138,607
Segment Income / (Loss)	$(20,683,999)	$(6,260,349)	$(2,430,565)	$(29,374,913)

Not Included in segment income:
Depreciation on Corporate Assets				$132,840
Reported Net income after tax				$(29,507,750)
Capital Expenditures	$771,919	$-	$5,945	$777,864

Total segment assets - excluding intercompany receivables	$2,876,733	$714,433	$186,909	$3,778,075
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$12,352,371
Total Reported Assets				$19,626,324

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2008 is as follows:

YEAR ENDED DECEMBER 31, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$8,072,664	$2,324,170	$790,549	$11,187,384
Depreciation and amortization	$470,929	$6,229	$3,560	$480,718
Operating income (loss)	$(528,193)	$(40,368)	$49,859	$(518,702)
Interest Income	$9,632	$519	$-	$10,151
Gain / (Loss) on disposal of assets	$(95)	$-	$-	$(95)
Other Income - Working Capital True Up	$364,645	$-	$-	$364,645
Segment Income before Corporate Overhead Allocation	$(154,011)	$(39,849)	$49,859	$(144,001)
Corporate Overhead Allocation	$5,721,432	$1,534,970	$531,566	$7,787,968
Segment Income / (Loss)	$(5,875,443)	$(1,574,819)	$(481,707)	$(7,931,969)

Not Included in segment income:
Depreciation on Corporate Assets				$135,241
Reported Net income after tax				$(8,067,210)
Capital Expenditures	$251,260	$12,025	$-	$263,284

Total segment assets - excluding intercompany receivables	$3,637,112	$512,532	$158,599	$4,308,243
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$1,022,336
Total Reported Assets				$8,826,457

Results of Operations

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

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

In the year ended December 31, 2009, we had revenues of $8,601,674 compared to the year ended December 31, 2008 of $11,187,384.  This reduction in revenue is largely related to the effect of the slowing economy on our business particularly our industrial charger sales.  Internally we saw a continued reduction in billable consulting hours due to the redeployment of resources required to prepare for the US Department of Energy Stimulus grant proposals awarded during the third quarter ended September 30, 2009. The cost of goods sold percentage for the year ending December 31, 2009 was 58% leaving us with a gross profit of $3,641.897. Our gross margin of 42% was an improvement over the 2008 gross margin of 36%.

Total operating expenses during the year ended December 31, 2009 were $17,289,242 compared to $7,900,473 for the year ended December 31, 2008.  General and administrative expenses were $16,806,908 or 97% of total operating expenses for the year  ended December 31, 2009 compared with $6,991,804 or 88% for the year ended December 31, 2008.  Details around the changes in these expenses are described below:

Operating Expense

Professional fees were $296,231 for the year ended December 31, 2009 compared with $417,767 for year ended December 31, 2008.  This decrease is driven by increased efficiencies.  New media, marketing, advertising and investor and public relations expenses were $253,301 for the year ended December 31, 2009 compared with $179,206 for the year ended December 31, 2008 with the increase primarily attributable to public and investor relations activities in 2009 around our bid for stimulus contracts, and our  capital raise activities.  Legal fees were $840,764 for the year ended December 31, 2009 compared with $448,943 for the year ended December 31, 2008 and accounting fees were $140,322 for the year ended December 31, 2009 compared with $155,981 for the year ended December 31, 2008.  The legal fee increases are a direct result of the activities around our debt restructure and capital raise activities in 2009.  Executive compensation (not including subsidiary executives) was $10,352,828 for the year ended December 31, 2009 compared with $659,300 for the year ended December 31, 2008. This significant increase in executive compensation reflects the bonus payments under the management incentive program as described in the May 15, 2009 debenture waiver agreement incorporated by reference herein. These bonuses were awarded to staff members for their contributions relating to the Company’s success in meeting key milestones in bringing in new business in 2009. These payments involved an award of equity initially valued at $8.1 million, and cash payments of $1 million dollars. In January of 2010 the equity portion of the award was finalized at a reduced value in the form of 673,505 restricted shares valued at $3,704,278 on date of issuance.

Depreciation expense was $463,543 for the year ended December 31, 2009 compared to $615,960 for the year ended December 31, 2008.  All other general and administrative spending totaled $4,997,557 for the year ended December 31, 2009 compared to $5,056,512 for the year ended December 31, 2009.

Expenses for research and development totaled $18,793 for the year ended December 31, 2009 compared to $292,709 for year ended December 31, 2008.  This reduction reflects our focused strategy on applications with short-term commercialization potential supported through joint projects and grants to help defray costs. Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future

Our operating loss of $13,647,347 for the year ended December 31, 2009 compared with a loss of $3,821,634 for the year ended December 31, 2008.

For the year ended December 31, 2009, we earned interest income in the amount of $6,277 compared with $17,184 for the year ended December 31, 2008.

Interest expense was $15,915,438 for the year ended December 31, 2009 compared to $4,620,364 for the year ended December 31, 2008.  The higher amount for 2009 is attributable to additional fees and financing charges related to our waivers on the convertible debentures we issued in November and December of 2007.  Gain on disposal of assets was $48,523 for the year ended December 31, 2009 compared to a loss of $7,043 for the year ended December 31, 2008.  The gain in 2009 was primarily related to the sale of vehicles previously utilized for testing and evaluation as part of consulting activities.  Other income was $235 for the year ended December 31, 2009 compared to $346,646 for the year ended December 31, 2008. The 2008 figure is attributable to the Net Working Capital True up associated with our Minit-Charger acquisition.

Our net loss after other income and expenses compared unfavorably for the year ended December 31, 2009 for a loss of $29,507,750 compared with a $8,067,211 loss for year ended December 31, 2008. The higher loss in for the year ended December 31, 2009 is primarily attributable to costs incurred for waivers on payments related to our debenture obligations, as well as the costs of the final debt restructuring and elimination of our debenture debt. Executive compensation was also a factor (primarily in the form of equity) that was paid for achieving a debt restructure, obtaining critical contracts and securing additional capital to support our existing and future business requirements.

Liquidity and Capital Resources

As of December 31, 2009, we had $11,824,605 of cash on hand compared to year end 2008 balances of $327,332 of cash on hand and $28,044 in certificates of deposit.  This increase in cash is directly attributable to our successful capital raise in 2009 of $20.5 million dollars.

We utilized cash for operating activities in 2009 in the amount of $4,152,163 compared to $1,704,743 for 2008.  In addition, cash used in investing activities was $680,226 for the year ended December 31, 2009 compared to $228,177 for 2008.  The variance of $2.4 million utilized for operating activities was largely driven by significant pay down of accounts payable and accrued liabilities made possible by the inflow of cash related to our capital raise in the fourth quarter of 2009.  The $514,580 variance in investing activities reflects our investment in 2009 in new vehicles required for our consulting activities.  .

Cash generated by financing activities was $16,345,065 in 2009 compared to $1,622,938 in 2008. The cash generated in 2009 is related to receipt of $15.5 million in new investment in 2009.

 It is important to understand our complex financing transactions from  January 1, 2008 through December 31, 2009 as we have endeavored to become a leader in the renewable energy sector during a period characterized by a lack of capital markets in a down economy. These activities are described in detail below:

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

To bridge this period of restricted capital options required the establishment of a line of credit and relief from debt service requirements as we continued to pursue our objectives of raising working capital through equity or other sources

On August 29, 2008 the Company signed an agreement with its November and December 2007 Debenture Holders to defer principal and interest payments for the period May 1 through December 31, 2008.  This agreement was to provide time to internally fund working capital requirements through organic growth and to obtain both short and long-term funding through equity financing and other capital sources.  The waiver period allotted by this agreement was proven insufficient given the deterioration of the Nation’s economic situation since its signing. The consideration for this waiver/deferment was material to our fiscal operations but necessary to seeking our growth objectives.

These cash management efforts in the year ended December 31, 2008, while adequate for that period, we required additional measures, most notably a successful capital raise and organic growth of our operations to allow us to meet our obligations going forward. To that end, during the year ended December 31, 2009, sought additional capital while working with our debt holders to preclude paying interest and redemption of principal redemption in exchange for additional time to generate needed working capital.  We were successful in this endeavor and in a series of transactions during 2009  obtained additional working capital and converted our debt to equity.

On March 5, 2009, the Company entered in to an agreement (with an effective date of January 1, 2009) to further restructure its equity with the Holders of the November and December 2007 Debentures.  To allow additional time necessary for the Company to achieve its working capital objectives in the current economic environment, the Company  requested the November and December 2007 Debenture Holders to further extend a waiver of debt service requirements.  In exchange for signing the Amendment to Debentures and Warrants, Agreement and Waiver which deferred interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, the Company agreed to a number of adjustments to the November and December 2007 Debentures.

 On May 15, 2009, despite the current tenuous economic environment, the financial opportunities offered specifically in the Stimulus projects related to electric transportation, were deemed material to the Company’s  future, thus the Company  and the November and December 2007 Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s  equity as well as establishing an inducement for additional working capital. The Agreement’s effective date was May 1, 2009.   The Agreement signed on May 15, 2009 provided for $2,000,000 in new capital as well as additional capital (up to $500,000) to be invested by the November and December 2007 Debenture Holders.

On July 2, 2009 the Company completed two amendments to the May 15, 2009 Amendment to Debentures and Warrants, Agreement and Waiver, and issued $2,500,000 in 8% Secured Convertible Debentures  that are important to the Company’s future and tie together the series of November and December 2007 Debenture documents that have been amended three times since the initial issuing of the debentures  in November and December 2007.  The transactions/agreements have been consummated included:

On October 31, 2009, ECOtality, Inc. (“ECOtality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”).

Concurrent with the signing of the Securities Exchange Agreement, the ECOtality Board of Directors approved a 1:60 reverse stock split (the “Reverse Split”) of its common stock and authorized Company management to affect the Reverse Split after providing the required notice to the Financial Industry Regulatory Authority (FINRA).  The Reverse Stock split was effective November 24, 2009.

On October 31, 2009, ECOtality signed a Securities Purchase Agreement and a Registration Rights Agreement with accredited investors (the “Investors”) in the amount of $20.5 million pursuant to which the Investors agreed to purchase shares of the Common Stock at a purchase price of $7.20 per share.  The funds from the private placement will be utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

Management’s Plan of Operation

Our overall plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth was reflected in our budget and business plans for 2008. As described above, growth consistent with our plans did not occur in the third and fourth quarters of 2008, nor during the year ended December 31,  2009.  Sales of consulting services and manufacturing revenues remained at lower than anticipated levels.

However, with the signing of Securities Exchange Agreements with our debenture holders and Securities Purchase Agreements with current and new investors on October 31,2009 ,we  have taken the following actions to significantly strengthen our financial viability:
1.	Raise $20.5 million for working capital in equity financing from original investors/debt holders ($15 million) and new investors ($5.5 million).

a.	This results in positive shareholder equity on our balance sheet.

b.	This private offering also provides a satisfactory level of working capital to support initial requirements of the DOE contract awarded to our subsidiary eTec.

2.	Convert $9.08 million of debt on balance sheet to equity (preferred shares).

3.	Convert debt holder warrants to equity (preferred shares).

a.	Eliminates warrant dilutive “overhang”.

b.	Preferred shares have lockup provisions (9 months), and no dividends or redemption rights.

4.	Reduce existing dilution “blocker” held by debt holders from 65% to 0%.

a.	Diminishes any control issues by any one share holder.

b.	Eliminates potential dilution fears with current and future share holders.

5.	Conduct reverse split of common shares (1:60).

a.	Established reasonable number of shares in the publically traded market place.

b.	Prepares us for being listed on a national stock exchange.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at December 31, 2009 was positive  by $12,446,961.

We do not have any off-balance sheet arrangements.

We anticipate the need to add significant numbers of full- or part- time employees over the next 12 months per the award of the Stimulus Department of Energy related contracts.  We plan to outsource the research and development and production of our products when cost effective to do so.

Commitments and Long Term Liabilities

On June 12, 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 97,826 shares of common stock of the Company with a fair market value of $8,217,391.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009.  The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

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

As of December 31, 2009, the Company has five leases in effect for operating space.  Future obligations under these commitments are $275,431 for 2010, $234,775 for 2011, $239,777 for 2012 and $63,499 for 2013.

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

Loss per share

Net loss per share is provided in accordance with ASC Subtopic 260-10.  We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. For the year ended December 31, 2008, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to our net loss and were excluded in determining diluted loss per share.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

Income Taxes

We follow the provisions of ASC Subtopic 740-10 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Segment reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  We are the parent company of Innergy Power Corporation, Fuel Cell Store and Electric Transportation Engineering Corporation. Innergy Power is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules.  Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  eTec is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec also holds exclusive patent rights to the  eTec SuperCharge™   and  Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: Fuel Cell Store, eTec and Innergy.

Dividends

We have not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent Accounting Pronouncements
The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

ECOtality, Inc.

Consolidated Balance Sheets
as of
December 31, 2009 and 2008

and

Consolidated Statements of Operations,
Stockholders’ Equity, and
Cash Flows
For the years ended
December 31, 2009 and 2008,

WEAVER & MARTIN

To the Board of Directors and Stockholders
ECOtality, Inc.
Scottsdale, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ECOtality, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  ECOtality, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOtality, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC
Kansas City, Missouri

April 15, 2010

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

ECOtality, Inc.
Consolidated Balance Sheets

	Decenber 31, 2009	December 31, 2008
	(Audited)	(Audited)

Assets

Current assets:
Cash	$11,824,605	$327,332
Certificates of deposit	-	28,044
Receivables, net of allowance for bad debt of $92,494 and $69,176 as of 12/31/09 and 12/31/08 respectively	1,296,696	1,963,073
Inventory, net of allowance for obsolescence of $335,864 and $167,487 as of 12/31/09 and 12/31/08 respectively	749,492	1,149,881
Prepaid expenses and other current assets	387,327	229,931
Total current assets	14,258,120	3,698,263

Fixed assets, net accumulated depreciation of $4,124,431, and $4,283,866 as of 12/31/09 and 12/31/08 respectively	1,872,347	1,632,315

Goodwill	3,495,878	3,495,878

Total assets	$19,626,344	$8,826,457

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$372,982	$1,510,277
Accrued liabilities	1,438,177	848,789
Accrued Interest	-	1,281,115
Liability for purchase price	-	2,115,253
Note Payable - related party	-	450,000
Current portion of LT Debt, net of discount of $0 and $1,530,101 as of 12/31/09 and 12/31/08 respectively	-	3,411,540
Total current liabilities	1,811,159	9,616,975

Total LT Debt, net of discount of $0 and $548,735 as of 12/31/09 and 12/31/08 respectively	287,500	1,971,849

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, 8,597,299 and 0 shares issued and outstanding as of
12/31/09 and 12/31/08 respectively	8,597	-
Common stock, $0.001 par value, 1,300,000,000 shares
authorized, 6,713,285 and 2,157,048 shares issued
and outstanding as of 12/31/09 and 12/31/08, respectively	6,712	129,423
Common stock owed but not issued; 2,079,061 shares at
12/31/09 and 1,250 at 12/31/08	2,079	75
Additional paid-in capital	88,411,074	33,485,763
Subscription receivable	(5,000,000)	-
Retained deficit	(65,845,368)	(36,337,624)
Accumulated Foreign Currency Translation Adjustments	(55,409)	(40,006)
Total stockholders' equity	17,527,685	(2,762,368)

Total liabilities and stockholders' equity	$19,626,344	$8,826,457

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Consolidated Statement of Operations

	For the Year Ended December 31,
	2009	2008
	(Audited)	(Audited)

Revenue	$8,601,674	$11,187,384
Cost of goods sold	4,959,777	7,108,545

Gross profit	3,641,897	4,078,839

Expenses:
Depreciation	463,543	615,960
General and administrative expenses	16,806,908	6,991,804
Research and development	18,793	292,709

Total expenses	17,289,244	7,900,473

Operating loss	(13,647,347)	(3,821,634)

Other income:
Interest income	6,277	17,184
Other Income	235	364,646
Total other income	6,512	381,830

Other expenses:
Interest expense	15,915,438	4,620,364
(Gain) / Loss on Disposal of Assets	(48,523)	7,043
Total other expenses	15,866,915	4,627,407

Loss from operations before income taxes	(29,507,750)	(8,067,211)

Provision for income taxes	-	-

Net (loss)	$(29,507,750)	$(8,067,211)

Weighted average number of
common shares outstanding - basic and fully diluted	3,614,045	2,094,557

Net (loss) per share-basic and fully diluted	$(8.16)	$(3.85)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Consolidated Statement of Stockholders’ Equity

	Series A Convertible				Common Stock	Additional			Accum Foreign	Total
	Preferred Stock		Common Stock		owed but	Paid-in	Subscription	Retained	Currency Trans	Stockholders’
	Shares	Amount	Shares	Amount	not issued	Capital	receivable	Deficit	Adjustment	Equity

Balance, December 31, 2007	-	$-	2,070,409	$2,070	$-	$30,903,146	$-	$(28,270,409)	$-	$2,634,808

Shares issued for professional services	-	-	9,417	9	-	81,716	-	-	-	81,725

Shares issued for Conversion of Debt	-	-	5,555	6	-	99,994	-	-	-	100,000

Option issued to purchase Ecotality Shares	-	-	-	-	-	55,168	-	-	-	55,168

Option issued for compensation	-	-	5,000	5	1	24,994	-	-	-	25,000

Options Revalued per Purchase Agreements	-	-	-	-	-	2,195,000	-	-	-	2,195,000

Amortization of stock issued for services	-	-	-	-	-	253,151	-	-	-	253,151

Shares issued for 2007 acquisitions	-	-	66,667	67	-	(67)	-	-	-	-

Accumulated Foreign Currency Translation Adjustments	-	-	-	-	-	-	-	-	(40,006)	(40,006)

Net loss for the year	-	-	-	-	-	-	-	(8,067,215)	-	(8,067,215)

Balance, December 31, 2008	-	-	2,157,048	2,157	1	33,613,103	-	(36,337,624)	(40,006)	(2,762,369)

Shares issued for 2007 acquisition	-	-	522,222	522	-	1,879,478	-	-	-	1,880,000

Shares issued to satisfy accounts payable	-	-	17,917	18	-	89,982	-	-	-	90,000

Shares issued for professional services	-	-	16,667	17	17	259,967	-	-	-	260,000

Shares issued that were owed from previous year	-	-	1,250	1	(1)	-	-	-	-	-

Shares issued for employee compensation	-	-	19,895	20	674	8,356,018	-	-	-	8,356,712

Cashless exercise of warrants	-	-	2,217,333	2,217	-	(2,217)	-	-	-	-

Notes payable converted for common stock	-	-	302,778	303	-	1,089,697	-	-	-	1,090,000

Amortization of financing costs	-	-	-	-	-	11,514,051	-	-	-	11,514,051

Shares issued for cash, net of expenses	-	-	1,458,330	1,458	1,388	19,292,219	(5,000,000)	-	-	14,295,065

Warrants issued for services	-	-	-	-	-	1,508,756	-	-	-	1,508,756

Notes payable converted for preferred stock	8,597,299	8,597	-	-	-	9,102,573	-	-	-	9,111,170

Warrants issued for anti-dilution provisions	-	-	-	-	-	1,707,446	-	-	-	1,707,446

Accumulated Foreign Currency Translation Adjustments	-	-	-	-	-	-	-	-	(15,403)	(15,403)

Rounding	-	-	(155)	(2)	1	-	-	6	-	5

Net loss for the year	-	-	-	-	-	-	-	(29,507,750)	-	(29,507,750)

Balance, December 31, 2009	8,597,299	$8,597	6,713,285	$6,712	$2,079	$88,411,074	$(5,000,000)	$(65,845,368)	$(55,409)	$17,527,685

See accompanying notes to the consolidated financial statements

ECOtality, Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31,
	2009	2008

Cash flows from operating activities
Net (loss)	$(29,507,750)	$(8,067,211)
Adjustments to reconcile:
Stock and options issued for services and compensation	10,125,468	161,893
Stock issued for interest expense	526,446	-
Depreciation	488,718	615,960
Amortization of stock issued for services	-	253,151
Amortization of discount on notes payable	2,078,836	1,590,148
Amortization of financing costs	11,514,051	-
Warrants issued for anti-dilution provisions	471,331	-
Gain on disposal of assets	(48,523)	7,043
Changes in operating assets and liabilities:
Certificate of deposit	28,044	1,169,740
Accounts Receivable	666,377	431,232
Inventory	400,389	641,293
Prepaid expenses and other	(157,396)	240,490
Accounts Payable	(1,047,295)	192,361
Accrued interest	(45,000)	-
Liability for purchase price	(235,253)	-
Accrued Liabilities	589,394	1,059,158
Net cash provided (used) by operating activities	(4,152,163)	(1,704,743)

Cash flows from investing activities
Purchase of fixed assets	(777,864)	(263,284)
Proceeds from sales of fixed assets	97,638	35,108
Net cash (used) by investing activities	(680,226)	(228,177)

Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	14,295,065	-
Payments on notes payable	(450,000)	(386,921)
Borrowings on notes payable	2,500,000	2,009,859
Net cash provided (used) by financing activities	16,345,065	1,622,938

Effects of exchange rate changes	(15,403)	(40,006)

Net increase (decrease) in cash	11,497,273	(349,987)
Cash – beginning	327,332	677,318
Cash – ending	$11,824,605	$327,332

Supplemental disclosures:
Interest paid	$65,528	$129,622
Income Taxes paid	$800	$800
Non-cash transactions:
Stock and options issued for services and compensation	$10,125,468	$161,893
Shares of stock issued	55,727	14,417
Number of options issued	18,332	16,667

Stock issued for acquisition	$1,880,000	$-
Shares of stock issued	522,222	-

Amortization of stock issued for services	$-	$253,151

Amortization of discount on notes payable	$2,078,836	$1,590,148

Shares issued for cashless warrant exercise	$-	$-
Shares of stock issued	2,217,333	-

Note Payable converted for common stock	$1,090,000	$100,000
Shares of stock issued	302,778	5,556

Note Payable and accrued interest converted for preferred stock	$9,111,170	$-
Shares of preferred stock issued	8,597,299	-

See accompanying notes to the consolidated financial statements

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

On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions.  FuelCellStore.com now operates as a wholly owned subsidiary call ECOtality Stores, Inc.  See note 4 for further information.

On October 1, 2007, the Company purchased certain assets of Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V.  Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications.  See note 4 for further information.

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

 On August 26, 2009, ECOtality Inc. management met with the shareholders at its annual shareholders' meeting.  At this meeting the shareholders approved an increase to the authorized number of common shares to 1,300,000,000 shares.

The consolidated financial statements as of December 31, 2009 include the accounts of ECOtality, Innergy Power Corporation and eTec.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

On November 24, 2009 the Company effected a reverse split of 1:60 of  its $0.001 par value common stock and the ticker symbol was changed from "ETLY" to "ETLE".  All shares in these financial statements have been retroactively adjusted and presented for this reverse split.

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

Interest income is credited to cash balances as earned. For the year ended December 31, 2009 and 2008 interest income was $6,277 and $17,184, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At December 31, 2009 and 2008, the Company had approximately $11,500,000 and $100,000 in excess of FDIC insured limits, respectively.

Accounts receivable at December 31, 2009 was $1,296,696, and at December 31, 2008 was $1,963,073. At December 31, 2009 we had one customers that represented in excess of 10% of our receivable balance.  Palco Telecom Service had a balance of $184,190 that was remitted on February 9, 2010. The Company has not experienced material losses in the past from this or any other significant customer and continues to monitor its exposures to minimize potential credit losses.

Impairment of long-lived assets and intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the year ended December 31, 2009 and 2008, the Company had no impairment expense.

Revenue recognition
The Company’s revenue recognition policies are in compliance with ASC Subtopic 605-10. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting .  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Warranty Liability
The Company warrants a limited number of eTec products against defects for periods up to 120 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At December 31, 2009 the warranty reserve was $211,345. At December 31, 2008 the reserve was $163,751.  The increase to the reserve was made in response to lengthening the warrantee period on several items.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable. The allowance for doubtful accounts was $92,494 and $69,176 as of December 31 2009 and 2008, respectively.

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis. The allowance for obsolescence as of December 31, 2009 and 2008 was $335,864 and $167,487 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred. Included in general and administrative expenses for the year ended December 31, 2009 and 2008 were advertising costs of $4,937 and $8,212 respectively.

Research and development costs
Research and development costs are charged to expense when incurred. For the year ended December 31, 2009 and 2008, research and development costs were $18,793 and $292,709 respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  See Note 3 for further information.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2009 and 2008, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
In 2008 and 2009, a Company subsidiary, Portable Energy De Mexico operated outside the United States and their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

In 2009, a Company subsidiary, eTec, conducted a portion of their business in Canadian Dollars. Because their functional currency is US dollars, the impact of the translation was taken directly to the income statement and included in General and Administrative expense.

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

Income Taxes
The Company has adopted the provisions of ASC subtopic 740-10 which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  A valuation allowance is provided for those deferred tax assets for which the related benefits will likely not be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of December 31, 2009 no income tax expense has been incurred.

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

Segment reporting
Generally accepted accounting procedures  require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way The Company has concluded it has three reportable segments; ECOtality Stores, DBA Fuel Cell Store segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: Ecotality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the year ended December 31, 2009 and 2008 inter-segment sales were $28,723 and $0 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Recent Accounting Pronouncements
The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 –  Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:
Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are signifigant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$355,376	$-	$-	$355,376
Accounts receivable	-	1,963,073	-	1,963,073
Accounts payable	-	1,510,277	-	1,510,277
Accrued liabilities	-	2,129,904	-	2,129,904
Notes payable	-	5,833,389	-	5,833,389
Total	$355,376	$11,436,643	$-	$11,792,019

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$11,824,605	$-	$-	$11,824,605
Accounts receivable	-	1,296,696	-	1,296,696
Accounts payable	-	372,982	-	372,982
Accrued liabilities	-	1,438,177	-	1,438,177
Notes payable	-	287,500	-	287,500
Total	$11,824,605	$3,395,355	$-	$15,219,960

 Note 4 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. Our consolidated financial statements for the year ended December 31, 2008 and 2009 include the financial results of ECOtality Stores, Inc.

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. Our consolidated financial statements for the year ended December 31, 2009 and 2008 include the financial results of Innergy Power Corporation and its subsidiary.

The fair market value of the transaction was $3,000,000. The Company issued 50,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth $60 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares were not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 66,667 new shares, or (c) pay cash to the seller such that the aggregate value of the 50,000 shares plus the cash given would equal $3,000,000.

The purchase price obligation was settled in full on October 17, 2008 with the issuance of 66,667 shares of Ecotality’s $0.001 par value common stock.

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec develops and provides fast-charge systems designed for electric vehicle (EVs and PHEVs), mobile material handling, airport ground support, and marine and transit applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. Our consolidated financial statements for the year ended December 31, 2009 and 2008 include the financial results of eTec.

The fair market value of the transaction was $5,437,193. The Company paid $2,500,000 in cash, issued a $500,000 note payable, and issued 108,333 shares of the company’s common stock for the acquisition, which was valued at $1,820,000 based on the closing market price on the date of the agreement.  The total value of the transaction also included $217,193 in direct acquisition costs and the subsequent Net Working Capital Adjustment discussed below.

The $500,000 is payable was initially payable in monthly installments of $50,000 beginning December of 2007.  Payment of the balance of the note payable remaining at December 31, 2008 was $235,253 and payment of this amount was  made on December 11, 2009.

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

The balance of the note payable attributable to the Working Capital True up as of December 31, 2008 was $400,000.  Payment of this amount was made on December 11, 2009.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition.  The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill.  In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation.  The purchase price allocation is preliminary, pending finalization of our valuation of certain liabilities assumed.  The following table summarizes the estimate of fair value of assets as part of the acquisition with eTec:

Tangible assets acquired, net of liabilities assumed	$1,941,315
Goodwill	3,495,878
$5,437,193

The Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2008 no impairment was taken in the year ended December 31, 2008.  In December 2009, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing again  revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2009 no impairment was taken in the year ended December 31, 2009, resulting in $0 impairment for those periods.

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of mobile material handling equipment using revolutionary proprietary technologies.

The fair market value of the transaction was $3,000,000. The company paid $1,000,000 in cash and issued 33,333 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $60 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 33,333 shares plus the cash given would equal $2,000,000.

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet.   This obligation totals the $2,000,000 remaining purchase price obligation multiplied by $56.40 (the difference between $60 and the VWAP of $3.60 for the thirty days prior to the true up date of December 15, 2008).

Included in the purchase agreement with Edison was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented to the Sellers in April 2008. Based on this reconciliation and additional documentation and updates from both parties a true up payment of $390,174 was received in December 2008 in full satisfaction of this obligation.  This True Up represents an adjustment of the purchase price. As all goodwill associated with the MinitCharger acquisition was impaired and written down to $0 in year ended December 31, 2007, the $390,174 was recorded as other income in our eTec business segment for the year ended December 31, 2008.

Note 5 – Fixed assets

Fixed assets as of December 31, 2009 and 2008 consisted of the following:

	At December 31,	At December 31,
	2009	2008
Equipment	$3,200,649	$3,143,273
Buildings	575,615	575,615
Vehicles	1,282,577	1,600,849
Furniture and fixtures	100,883	47,409
Leasehold improvements	704,911	470,380
Computer Software	132,144	78,655
	5,996,778	5,916,181
Less: accumulated depreciation	(4,124,431)	(4,283,866)
	1,872,347	1,632,315

Depreciation expense totaled $488,718 and $615,960, for the years ended December 31, 2009 and 2008 respectively.

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

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 for details. As of December 31, 2008, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.  This balance was paid in full on December 11, 2009 and $0 was reflected in the financial statements on December 31, 2009.

During 2007, the Company acquired a note payable in the acquisition of eTec. The note related to a vehicle that was also acquired in the acquisition. As of December 31, 2008 the vehicle had been sold and the related note payable was paid in full.

NOVEMBER AND DECEMBER 2007 DEBENTURES & SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $18 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 163,399 shares of the Company’s common stock with an exercise price of $19.20. The warrants were exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $19.20, market price of $13.20-$19.20, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2008, a total of $1,797,419 had been amortized and recorded as interest expense and $2,078,836 remains as the unamortized discount.  See note 8 for additional discussion regarding the issuance of warrants.

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

AUGUST 2008 WAIVER PROVISIONS:
The waiver, deferment agreement aligns with the Company’s short term working capital plan and provides time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:

A.	Waiver of interest payments due between May-December 2008
B.	Deferment of monthly redemptions for the period May-December 2008.
C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.
D.	Reset of the common stock conversion rate from $18.00 to $9.00.
E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)
F.	Commencement of interest payments @ 8% per year April 1, 2009 (first payment due).
G.
Inclusion of make whole provisions to reset common stock warrant conversion prices to the value used to “true-up” both the Innergy Power Company and Minit-Charger (Edison) acquisitions when both “true-ups” are completed. For both of these acquisitions the Sellers were issued shares which the Company guaranteed would be worth $60.00 per share for the thirty days prior to the anniversary date of the purchase. This guarantee requires the issuance of additional shares or payment in cash for the difference in the share price on the respective anniversary dates. In the case of Innergy, the number of required “true up” shares is capped at 66,666.

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
2.	Current ratio adjusted for non-cash liabilities
3.	Corporate Headquarters accounts payable amount

IMPACT OF THE AUGUST 2008 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS
During the period ended September 30, 2008 the impact to the financial statements for the provisions of the waiver noted above were estimated, the portion attributable to the period ending September 30, 2008 was charged to interest expense, and the remainder was capitalized as prepaid financing charges (see details in #1 through #3 below).  During the last three months of the waiver period, October to December 31, 2008, the remainder of the capitalized prepaid financing charges of $2,378,672 were charged to interest expense.  At December 31, 2008 all costs of the initial waiver had been fully expensed.

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

2.
The estimated change in value of the original 163,399 debenture warrants related to the pending reset of the exercise price (see letter “G” above) was calculated by using the Volume Weighted Average Price (VWAP) for the most recent 30 days prior to September 30, 2008 of $4.80 as the estimated new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $19.20 (old) and $4.80 (new), Stock Price $6.00 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $207,941.  Of the total, $154,279 was capitalized as prepaid financing costs and was amortized over the waiver period ending December 31, 2008.

3.
The estimated number of additional warrants required to be issued to true up to the original aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the current aggregate exercise price of $3,137,256 (163,399 total warrants at original exercise price $19.20), and the new aggregate exercise price of $784,314 following the reset of the exercise price to $4.80. This difference totaled $2,352,942 requiring the issuance of an estimated 490,196 warrants (at $4.80) to maintain the previous aggregate exercise price. The new warrants were valued at $1,438,235 using the Black Scholes Model with the following assumptions: Strike Price $4.80, Stock Price $4.20 (price at September 30, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. Of the total, $1,067,077 was capitalized as prepaid financing costs and was amortized over the waiver period ending December 31, 2008.

IMPACT OF OCTOBER 2008 TRUE-UP (REQUIRED BY THE AUGUST 2008 WAIVER) TO THE FINANCIAL STATEMENTS
On October 17, 2008, a purchase price true up with Innergy was completed, whereby we satisfied our purchase price obligation to Innergy in the form of a share issuance (please see Note 4 for details).  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required us to immediately reset their warrant exercise price of $9.00 to the VWAP in place at the time of the Innergy True up of $3.60, as well as to change their debt conversion rate from the previous $9.00 to $3.60.  This true up also required the issuance of new warrants to allow the denture holders to maintain their previous aggregate exercise price following the update.  The calculations for this change to our debenture debt is outlined below.  All related charges were immediately charged to interest expense.

1.
The estimated change in value of the restated  debenture warrants related to the reset of the exercise price (see letter “G” above) was calculated by using the stock price employed for the Innergy true up calculation of $3.60 as the new exercise price following the reset and the warrants were valued first at their current exercise price then at the estimated new price using the Black Scholes Model using the following assumptions: Strike Price $4.80 (old) and $3.60  (new), Stock Price $6.00 (price on date of agreement), time 780 days for November Warrants and 795 for December Warrants, Volatility 146.39%, Risk Free Interest Rate 3.83%. The increase in value calculated totaled $35,001 and was charged to interest expense.

2.
The estimated number of additional warrants required to be issued to true up to the previous aggregate exercise price for the November and December Warrants (see letter “G” above) following the reset of the exercise price was calculated using the difference between the previous aggregate exercise price of $4.80 and the new aggregate exercise price following the reset to $3.60. This change  required the issuance of an additional 139,191 warrants (at $3.60) to maintain the previous aggregate exercise price. The change in value of the old vs. the  new increased number of warrants was ($445,061) using the Black Scholes Model with the following assumptions: Strike Price $3.60, Stock Price $2.40 (price at December 31, 2008), time 753 days, Volatility 146.39%, Risk Free Rate 3.83%. The reduction in value (due to the lower stock price) was charged to interest expense.

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

MARCH 2009 WAIVER PROVISIONS:
In exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

A.	Adjust the conversion price of the November 2007 Debentures and December 2007 Debenture s to $3.60.

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

E.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007 ), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures shall be amended t o have an exercise price of $3.60 (to the extent that such exercise price was previously above $3.60), and the expiration dates shall be extended to May 1, 2014.

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

IMPACT OF THE MARCH 2009 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
There was no financial impact of the March 2009 waiver as the warrants mentioned were reset to $3.60 at the time of the October 2008 true up.

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

9.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended to have an exercise price of $0.60 (to the extent that such exercise price was previously above $3.60), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

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

1.
The change in value of the restated debenture warrants related to the reset of the exercise price (see #9 above) was calculated using the Black Scholes Model using the following assumptions: Strike Price $0.06 (old) and $0.01 (new), Stock Price $0.11 (price on date of agreement), time 162.34 days Volatility 162.34%, Risk Free Interest Rate 3.10%. The increase in value calculated totaled $887,843.  This amount was added to additional paid in capital, and a contra-equity account for  “Unamortized Financing Charges” was established as the offset.  The portion of the Unamortized Financing Charges” that was charged to interest expense through September 30, 2009 was $532,706  The remaining $355,137 was expensed over the remainder of the waiver period (October through December 2009).

2.
The number of additional warrants  to be issued to support the requirement of an 80% equity position as described in #8 above was calculated as follows:  Total Debenture warrants outstanding prior to the waiver = 871,460 + shares available on debenture conversion 2,046,125 = 2,917,585 Total Fully Diluted Debenture Holder Ownership Pre-Waiver.  Total Company Fully Diluted Shares at May 15, 2009 of 14,347,848 was used as the base on which to calculate the 80% ownership target  of  11,478,278 shares.  To determine the warrants to be issued the 80% target figure of 11,478,278 less total Debenture Holder Ownership of 2,917,585 resulted in 8,560,692 (additional warrants to be issued).  To value the new warrants we used the market cap at the date of the issuance calculated as shares outstanding at May 15, 2009 of 2,698,436 multiplied by the closing share price of  $6.60 = $17,809,681.  To get the portion of the market cap  attributable to the new warrants (vs. those already held by the debenture holders ) we divided the # of new warrants (8,560,692) by the total 80% ownership target number of shares for the debenture holders (11,478,278)  to get (75%).  The 75% was multiplied by  80% total ownership %, and the resulting 60% was then multiplied by the total market cap to get the portion of the market cap attributable to the new issuance of  $10,626,208. This amount was added to additional paid in capital, and a contra-equity account for “Unamortized Financing Charges” was used as the offset.

All Unamortized Financing Charges were amortized and charged to charged to interest expense over the waiver period in the year ending December 31, 2009.

JUNE 2009 Amendment to the MAY Amendment to the Debentures
The debenture holders and the Company signed a First Amendment to Amendment to Debentures and Warrants, Agreement and Waiver dated June 30, 2009.  This amendment modified the May 15, 2009 Amendment by:

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

JULY 2009  NEW DEBENTURE ISSUANCE

To support ECOtality’s expansion and current working capital needs, the Company received a direct investment of $2,5000,000 in 8% Secured Convertible Debentures due October 1, 2010, of which Shenzhen Goch Investment Ltd was issued $2,000,000 in debentures, Enable Growth Partners (current debenture holder) was issued $250,000 in debentures, and BridgePointe Master Fund (current debenture holder) was issued $250,000 in debentures. The debentures have an exercise price or $3.60 per share of Ecotality common stock.  The July 2009 Debentures:

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

(NOTE - on September 30,2009 contracts totaling in excess of  $20 million were achieved so this carve out provision is no longer valid).

OCTOBER 2009 SECURITIES EXCHANGE AGREEMENT

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”) at a 1:1 ratio.

IMPACT OF THE PROVISIONS OF THE SECURITIES EXCHANGE AGREEMENT ON THE FINANCIAL STATEMENTS:
 The outstanding principal and unpaid interest on the date of the agreement was $9,111,170.  The oustanding debenture liability was relieved in full and a credit was recorded to additional paid in capital in the amount of  9,102,573 and preferred stock was credited at par value of $0.001 multiplied by the 8,597,299 shares that were issued, for a credit of $8,597.  The unamortized discount on the convertible debentures was $676,244 immediately prior to the transaction.  This amount was charged in full to interest expense in the year ended December 31, 2009.

Interest expense totaled $15,915,438 and $4,620,364 for the year ended December 31, 2009 and 2008 respectively.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but was extended to April 20, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line are due and payable in full on April 20, 2009. The balance of the note payable was $450,000 at December 31, 2008.  This balance was paid in full on December 11, 2009 leaving a $0 balance in accrued liabilities related to this item at December 31, 2009.

Note 7 – Stockholders’ equity

The Company is authorized to issue 1,300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

Common Stock

During the year ended December 31, 2007, the Company issued a total of 13,167 shares of common stock to consultants for services. The stock was valued at the current market price at the date of issue for a total of $400,400.  This amount was recorded as a prepaid expense for services to be amortized over the periods of the related agreements.  During the year ended December 31, 2007, $284,375 has been amortized and $116,025 remained in prepaid expenses.  During the year ended December 31, 2008, $116,025 was amortized and $0 remained in prepaid expenses at December 31, 2008.

 During the year ended December 31, 2007, the Company signed an employment agreement with the CEO of the Company.  The Company agreed to issue a total of 16,666 options for shares of common stock currently and issue another 16,666 options to him one year from the date of the agreement.  The options issued in 2007 have a term of ten years and a strike price of $3.60.  The aggregate fair value of the Warrants equals $281,300 based on the Black-Scholes pricing model using the following assumptions: 3.95% risk free rate, 162.69% volatility, strike price of $18.00, market price of $19.20, no yield, and an expected life of 5 years.  This amount was recorded as unamortized cost of stock issued for services to be amortized over the two-year period of the agreement.  During the year ended December 31, 2007, $23,442 was amortized into expense and $257,858 remained in unamortized cost of stock issued for services.  $140,650 was amortized in 2008, and the remaining $117,208  was expensed in the six months ending June 30, 2009.   The options issued in 2008 were treated as earned equally over the two-year term of the agreement so that 1,389 of these options were earned and expensed as of December 31, 2007.  Those options were valued using the Black-Scholes pricing model using the same assumptions and valued at $14,442. The balance of the options were valued at $55,168 using the Black Scholes pricing model and were expensed as earned in the year ending December 31, 2008.

During the year ended December 31, 2008, a debenture holder, BridgePointe, elected to convert a portion of their principal to shares at the conversion rate in affect at that time of $18.00 per share.  $100,000 of principal was converted to 5,555 shares

During the year ended December 31, 2008 the Company entered into contracts with employees that called for the issuance of 5,000 shares of the Company’s $0.001 common stock.  These shares were valued at $25,000.  This amount was expensed to compensation in the year ended December 31, 2008.

On August 8, 2008 the Company entered into a contract for services with vendor that called for the issuance of 6,500 shares of the Company’s $0.001 common stock.  These shares were valued at $54,900 and were expensed over the life of the contract.  At December 31, 2008 $22,750 had been expensed leaving a balance of $31,850 in prepaid services.  In the nine months ended September 30, 2009 the remaining $31,850 was expensed leaving a balance of $0  in prepaid services at September 30,2009.

On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. The fair market value of the transaction was $3,000,000. The Company issued 50,000 shares of the Company’s common stock for the acquisition.  The Company guaranteed to the sellers that the shares would be worth 60 each ($3,000,000) during the 30-day period commencing 11 months from the closing date. If the shares were not worth $3,000,000, the company would be required to either (a) issue additional shares such that the total shares are worth $3,000,000 at that time or, (b) issue a total of 66,666 new shares, or (c) pay cash to the seller such that the aggregate value of the 50,000 shares plus the cash given would equal $3,000,000. On October 17, 2008, 66,666 shares were issued to Innergy Power Corporation in full satisfaction of our purchase obligation to them.

There were 2,157,048 shares of common stock issued and outstanding at December 31, 2008.

On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. The fair market value of the transaction was $3,000,000. The company paid $1,000,000 in cash and issued 33,333 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $60 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of 522,222 shares of Ecotality’s $0.001 par value common stock.

In March 2009 the Company issued 17,917  shares of the Company’s $0.001 common stock in satisfaction of $90,000 in accounts payable owed to two service vendors.

On April 13, 2009 1,250 shares of common stock owed in 2008 were issued to an employee in accordance with an employment agreement.

For the year ended December 31, 2009, 16,667 shares of common stock valued at $260,000 and  were issued and 16,667 were owed in return for professional services.

19,895 shares were issued to Corporate Headquarter employees as compensation.  These awards were valued at $128,987 and approved by the Board and were issued in recognition of performance during the year ended December 31, 2009.

On October 31, 2009, Ecotality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Company's Common Stock at a purchase price of $7.20 per share.  $20,500,000 was raised pursuant to the Purchase Agreement in the year ended December 31, 2009.   Total fees to brokers associated with the capital raise were $1,204,935 in cash as per their contracted fee agreements.  $15,500,000 was received in the year ended December 31, 2009.  1,458,330 Shares were issued in 2009 in satisfaction of $10,500,000 of the investment received.  The the remaining $5,000,000 received in 2009 and an additional $5,000,000 subscribed in 2009 were related to a single investor.  To capture the partial receipt and outstanding commitment,  a subscription receivable of $5,000,000 and 1,388,889shares owed but not issued were recorded at December 31, 2009 and were subsequently issued upon receipt of the second half of the investor's total $10,000,000 investment in January of 2010.  In addition to the shares and fees described above, the purchase agreement called for the issuance of  2,847,222 warrants to the new investors and 163,194 warrants to the brokers involved in the capital raise, as part of the contractual fee agreements.  These are five year warrants with an exercise price of $9.00 and were issued November 10, 2009.

On September 30, 2009, triggering conditions were met under the management incentive plan resulting in the grant of an equity award to Mr. Jonathan Read valued at $8.1 million. This award, originally stated in terms of warrants was never issued, was subsequently revised and reduced, with final grant and award of 673,505 shares of the Company’s $0.001 par value common stock being granted to Mr. Read on January 15, 2010, with final issuance of the shares on January 27, 2010. The value of the final award was calculated at the time of the issuance of the shares on January 27, 2010. The share price on that date was $5.50 for total compensation of $3,704,278. At December 31, 2009 the full amount of the original award of $8.1 million was recorded in additional paid in capital and the shares were shown as owed but not issued. The award amount booked to additional paid in capital was not reduced from the original $8.1 million estimate to the $3.7 million final award value in compliance with GAAP.

For the year ended December 31, 2009, 2,118,723 shares were issued on the cashless conversion of 2,256,656 debenture warrants with an exercise price of $0.60 as follows. Enable Growth exercised 970,353 warrants in exchange for 913,805 shares,  Enable Opportunity exercised 114,159 warrants in exchange for 107,506 shares, Pierce Diversified Master Fund exercised 57,079 warrants in exchange for 53,753 shares,  BridgePointe Master Fund exercised 1,080,210 warrants in exchange for 1,010,324 shares and Glenwood Capital, LLC (recipient of assigned warrants) exercised 34,854 warrants in exchange for 33,333 shares

For the year ended December 31, 2009, 98,610 shares were issued on the cashless conversion of 105,306 Brookstreet Investor warrants at $0.60 exercise price.

For the year ended December 31, 2009,  302,778 shares on the Company's $0.001 par value common stock  were issued for conversion of debenture debt in the amount of  $1,090,000 at a rate of $3.60 as follows:  Pierce Diversified Master Fund converted $42,000 in debt for 11,667 shares, Enable Growth converted $714,000 in debt for 198,333 shares, Enable Opportunity converted $84,000 in debt for 23,333 shares and BridgePointe Master Fund converted $250,000 in debt for 69,444 shares.

On  September 30, 2009, triggering conditions were met under the management incentive plan resulting in the grant of an equity award to Mr. Read valued at $8.1MM.  This award, originally stated in terms of warrants was never issued, was subsequently revised and reduced, with final grant and award of 673,505 shares of the Company's $0.001 par value common stock being granted to Mr. Read on January 15, 2010, with final issuance of the shares on January 27, 2010.   The shares associated with this award were recorded as shares owed but not issued as of December 31, 2009. The value of the final award was calculated at the time of the issuance of the shares on January 27, 2010.  The share price on that date was $5.50 for total compensation of $3,704,278.

There were 6,713,285 shares of Common Stock outstanding and 2,079,061 shares owed but not issued at December 31, 2009.

Preferred Shares

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all 6,455,083 related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”) at a 1:1 ratio

There were 8,597,299 shares of Series A Convertible Preferred Stock outstanding at December 31, 2009.

Note 8 – Options and Warrants

 As of December 31, 2007, there were 317,924 options and warrants outstanding.

The November and December debenture warrants issued in year ending December 31, 2007 were covered by the 2008 Debenture Waiver documents and as such were subject to the reset provisions outlined in Note 6 (A-I).  In October 2008 these warrants were reset to an exercise price of $4.80 and additional “make whole” warrants were issued to allow the denture holders to true up to the previous aggregate exercise price (original number of warrants extended at previous higher exercise price vs. the lower true up price triggered by the Innergy true up make whole provision.).  This reset led to the issuance of an additional 490,196 warrants attributable to the November and December Warrants with an exercise price of $4.80.

The November and December debenture warrants were reset a second time in October 2008 from $4.80 to $3.60 due to the Innergy True Up outlined in Note 6 and an additional 139,191 new warrants with an exercise price of $3.60 were issued.

16,667 10-year options with and exercise price of $2.40 were issued to the CEO of the Company in accordance with his employment agreement.

At December 31, 2008, there were 963,979 options and warrants outstanding.

A third reset of the November and December debenture warrants occurred in January 2009 due to the Edison True up outlined in Note 6.  This reset led to the issuance of an additional 78,673 warrants attributable to the November and December Warrants with an exercise price of $3.60.

On May 15, 2009 the November and December debentures were amended as outlined in Note 6.  As a result, the existing warrants were reset from $3.60 to $0.60 exercise price and an additional 8,560,692 true up warrants were also issued to provide for an 80% equity position agreed to as part of this amendment.

In conjunction with the new July 2 debentures discussed more fully in Note 6, the November and December 2007 debenture holders surrendered 720,703warrants in compliance with the June 30th True Up requirement contained in the May 15, 2009 debenture waiver.

For the year ended December 31, 2009, 2,118,723 shares were issued on the cashless conversion of 2,256,656 debenture warrants with an exercise price of $0.60 as follows. Enable Growth exercised 970,353 warrants in exchange for 913,805 shares,  Enable Opportunity exercised 114,159 warrants in exchange for 107,506 shares, Pierce Diversified Master Fund exercised 57,079 warrants in exchange for 53,753 shares,  BridgePointe Master Fund exercised 1,080,210 warrants in exchange for 1,010,324 shares and Glenwood Capital, LLC (recipient of assigned warrants) exercised 34,854 warrants in exchange for 33,333 shares

In accordance with our October 2009 Securities Purchase Agreement, new investors would secure 1 share of common stock per $7.20 invested plus one warrant to purchase one share of common stock for a price of $9.00.  In return for total equity investments received of $15.5 million in addition to a subscription receivable of an additional $5 million, 2,847,222 five year warrants were issued on November 10, 2009 with an exercise price of $9.00 to 13 new investors.  In addition, 163,194 five year warrants with an exercise price of $9.00 were issued to brokers involved in the capital raise activities in accordance with their contractual agreements.

18,332 five year warrants with an exercise price of $0.60 were issued to two consultants in accordance with their contractual agreements.

17,615 five year warrants with an exercise price of $0.60 were issued to Brookstreet Investors in satisfaction of anti-dilution provisions as outlined in their Securities Purchase Agreements.

105,693 warrants with an exercise price of $0.60 were cashless exercised by Brookstreet Investors in return for 98,610 shares of common stock.

On October 31, 2009, Ecotality, Inc. (“Ecotality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all 6,455,083 related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock.

	Number Of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2006	146,666	$34.20
Granted	195,899	$18.60
Exercised	(24,641)	$21.00
Cancelled	-	$0.00
Outstanding at December3l, 2007	317,924	$25.20
Granted	646,054	$3.60
Exercised	0	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2008	963,979	$8.40
Granted	11,685,721	$2.78
Exercised	(8,817,143)	$0.60
Cancelled	(720,703)	$0.60
Outstanding at December 31, 2009	3,111,854	$9.72

	STOCK WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$74.40 - $85.20	31,665	1.55	$81.66
$21.00	2,281	1.83	$21.00
$16.80	16,666	7.83	$16.80
$11.10	15,832	8.00	$11.10
$9.00	3,010,412	4.81	$9.00
$2.40	16,666	8.83	$2.40
$0.60	18,332	4.81	$0.60
	3,111,854	4.88	$9.72

	STOCK WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$74.40 - $85.20	31,665	$81.66
$21.00	2,281	$21.00
$16.80	16,666	$16.80
$11.10	15,832	$11.10
$9.00	3,010,412	$9.00
$2.40	16,666	$2.40
$0.60	18,332	$0.60
	3,111,854	$9.72

NOTE 9 – Income taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company’s effective income tax rate is higher than would be expected if the federal statutory rate were applied to income before tax, primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes during the year ended December 31, 2009 and 2008.

The Company’s operations for the year ended December 31, 2009 and 2008 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2009 and 2008, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal Tax Law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income taxes consist of the following:

	As of December 31,
	2009	2008
Current tax	$-	$-
Benefits of operating loss carryforward	3,295,000	3,780,000
Change in valuation allowance	(3,295,000)	(3,780,000)
Provision for income tax	$-	$-

Below is a summary of deferred tax asset calculations as of December 31, 2009 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	Deferred tax asset	34% tax rate
Net operating loss	$27,730,124	$9,425,000
Reserves and allowances	8,859,582	1,025,000
Goodwill, net of amort.	3,027,045	3,010,000
		13,460,000
Valuation allowance		(13,460,000)
Deferred tax asset		$-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2009.  Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2009	2008
Federal and state statutory rate	34%	34%
Non-deductible items in net loss	(23)%	13%
Change in valuation allowance	(11)%	(47)%
	-	-

Note 10 – Commitments and contingencies

As of December 31, 2009, the Company has five leases in effect for operating space.  Future obligations under these commitments are $275,431 for 2010, $234,775 for 2011, $239,777 for 2012 and $63,499 for 2013.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 which has been accrued through the year ended December 31, 2009.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 11 – Segment Reporting

Generally Accepted Accounting Principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Upon completion of FuelCellStores.com, Innergy Power Corporation, Electric Transportation Engineering Corporation (eTec) and eTec’s Minit-Charger business acquisitions from June through December 2007, the Company identified its segments based on the way management expects to organize the Company to assess performance and make operating decisions regarding the allocation of resources. The Company has concluded it has three reportable segments for the years ended December 31, 2009 and 2008; ECOtality Stores segment, Innergy Power segment and eTec segment. The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal .  The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues.  This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger  systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K.  Management continues to assess how it evaluates segment performance, and currently utilize income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization and income taxes.  For year ended December 31, 2009 and 2008 inter-segment sales were $28,723 and $0.  All inter-segment sales have been eliminated in the consolidation process.

Summarized financial information concerning our reportable segments for the year ended December 31, 2009 are as follows:

YEAR ENDED DECEMBER 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$5,702,323	$2,111,198	$788,153	$8,601,674
Depreciation and amortization	$320,064	$7,078	$3,561	$330,703
Operating income (loss)	$(2,077,492)	$646,001	$147,715	$(1,283,776)
Interest Income (expense)	$(1,289)	$-	$-	$(1,289)
Gain / (Loss) on disposal of assets	$48,523	$-	$-	$48,523
Other Income (expense)	$236	$-	$-	$236
Segment Income before Corporate Overhead Allocation	$(2,030,022)	$646,001	$147,715	$(1,236,306)
Corporate Overhead Allocation	$18,653,977	$6,906,350	$2,578,280	$28,138,607
Segment Income / (Loss)	$(20,683,999)	$(6,260,349)	$(2,430,565)	$(29,374,913)

Not Included in segment income:
Depreciation on Corporate Assets				$132,840
Reported Net income after tax				$(29,507,750)
Capital Expenditures	$771,919	$-	$5,945	$777,864

Total segment assets - excluding intercompany receivables	$2,876,733	$714,433	$186,909	$3,778,075
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$12,352,371
Total Reported Assets				$19,626,324

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2008 is as follows:

YEAR ENDED DECEMBER 31, 2008
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$8,072,664	$2,324,170	$790,549	$11,187,384
Depreciation and amortization	$470,929	$6,229	$3,560	$480,718
Operating income (loss)	$(528,193)	$(40,368)	$49,859	$(518,702)
Interest Income	$9,632	$519	$-	$10,151
Gain / (Loss) on disposal of assets	$(95)	$-	$-	$(95)
Other Income - Working Capital True Up	$364,645	$-	$-	$364,645
Segment Income before Corporate Overhead Allocation	$(154,011)	$(39,849)	$49,859	$(144,001)
Corporate Overhead Allocation	$5,721,432	$1,534,970	$531,566	$7,787,968
Segment Income / (Loss)	$(5,875,443)	$(1,574,819)	$(481,707)	$(7,931,969)

Not Included in segment income:
Depreciation on Corporate Assets				$135,241
Reported Net income after tax				$(8,067,210)
Capital Expenditures	$251,260	$12,025	$-	$263,284

Total segment assets - excluding intercompany receivables	$3,637,112	$512,532	$158,599	$4,308,243
Other items Not included in Segment Assets:
Goodwill	$-	$-	$-	$3,495,878
Other Corporate Assets	$-	$-	$-	$1,022,336
Total Reported Assets				$8,826,457

NOTE 12 – Related Party Transactions

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line is secured by a second position on receivables (junior to previously issued debentures). During the nine months ended September 30, 2008, $300,000 was advanced by Mr. Karner and Ms. Forbes. This line carried a loan fee of $45,000 payable when the line expired on December 15, 2008. No other interest payments or fees were required under the agreement. The fee of $45,000 was expensed over the life of the Line. Imputed interest of $1,425 and financing charges of $6,962 were expensed in the nine month period ending September 30, 2008.  The balance of the note payable of $450,000 was paid July 9, 2009.

Please refer to Note 7 for information on equity awards to employees.

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through April 15, 2010, the date the financial statements were issued, and determined that there are no subsequent events to record, and the following subsequent events to disclose:

On January 6,  2010, Ecotality Inc. established a new, wholly-owned subsidiary, Ecotality Australia Pty Ltd.  The Company, headquartered in Brisbane, Queensland, will market and distribute battery charging equipment to support on-road electric vehicles (EV), industrial equipment, and electric airport ground support equipment (GSE).

On January 15, 2010 the Company issued 673,505 common shares to the CEO of the Company in satisfaction of the management incentive plan award that was triggered in September 2009 but for which the final structure of the equity award was not determined and finalized until 2010.  This award is described further in footnote 7.

 On October 31, 2009, Ecotality Inc. signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors  pursuant to which the Investors agreed to purchase shares of the Common Stock at a purchase price of $7.20 per share.  On January 7, 2010 we received the remaining $5,000,000 investment in this offering that remained outstanding after the closing on November 20, 2009.   As a result, the Company issued 1,388,888 shares in January 2010 to the investor for whom the total commitment was $10 million, of which $5 million was received in 2009 and $5 million was received in 2010.

From January 1, through April 13, 2010,  a consultant to the company exercised 19,998 warrants with an exercise price of $0.60 for cash and 19,998 shares of the Company's common stock were issued.

On March 1, 2010 a lease for a new Corporate Headquarters location for Ecotality went into effect.  This lease is for a term of  68 months for 4,441 rentable square feet in Tempe, AZ.  For the first 8 months of rent were abated and all tenant improvements were funded by the landlord, CH Realty III.  The first 20 months of the lease call for payments of $27.50 per square foot.

On March 3rd, 2010 BridgePointe Master Fund converted 60,000 of their series A preferred shares into 60,000 shares of the Company's common stock.

From January 1, through April 13, 2010,  17,766 shares of the Company's common stock were issued in to two consultants  in accordance with their contracts.

On April 7th 2010, 1,100 shares were issued to an employee of eTec in accordance with an employment agreement.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2009.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2009.

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

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2009:

Names:	Ages	Titles:	Board of Directors
Jonathan R. Read	53	Chief Executive Officer and President	Director
Barry S. Baer	66	Chief Financial Officer	Director
E. Slade Mead	48		Director
Carlton Johnson	50		Director
Daryl Magana	41		Director
Jack Smith	41		Director
Dave Kuzma	64		Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Biographical resumes of each officer and director are set forth below.

Jonathan R. Read, Chief Executive Officer, President and Director

Mr. Read has been our Chief Executive Officer, President and a Director since February 2006. From 1976 to 1978, Mr. Read was a Regional Manager for Specialty Restaurant Corporation, operating a theme dinner house throughout California.  From 1979 to 1984, he was Managing Director for a group of international companies based in Malaysia, Indonesia and Singapore ranging from hospitality interests to manufacturing and real estate.  From 1984 until he sold that company in 1989, he was the Chairman and Chief Executive Officer of Shakey’s International, a worldwide restaurant chain with operations in the United States, Southeast Asia, Japan, South America, Mexico, Europe and the Caribbean.  In 1986, Mr. Read founded Park Plaza International (Park Inn International/ Park Plaza Worldwide) and served as Chairman and CEO from 1986 to 2003.  He expanded Park Plaza from four hotels into a global hotel group.  Mr. Read sold the companies to Carlson Hospitality and Golden Wall Investments in 2003 and was an investor for his own accounts until he joined us in February 2006.

Barry S Baer, Chief Financial Officer, Director

Colonel Barry S. Baer joined us as our Chief Financial Officer in December, 2006. He was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). Previously, he worked with the City of Indianapolis as its Director of Public Works.  Between June 2005 and December 2008, Mr. Baer served as a member of the State of Indiana Unemployment Insurance Board. Since October 2007, Colonel Baer has also served as CFO for Buck-A-Roo$ Holding Corporation.

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

Slade Mead, Director

Mr. Mead has been a Director since October 2007.  Mr. Mead is currently the Director of College Placement at the Trinity-Pawling School and does some consulting work representing professional athletes.  Previously, Mr. Mead worked for Advantage International, a leading global sports management firm, where he ran the London office and represented several professional tennis and baseball players. Between 2002 and 2004, Mr. Mead was an Arizona State Senator where he served on the Appropriations, Government and Education (Vice-Chair) Committees.  With a deep commitment to education, Mr. Mead was voted the Arizona School Board Legislator of the Year (2003), Arizona Women’s Political Caucus Legislator of the Year (2004), and Arizona Career Technical Education Policy Maker of the Year (2004).  Mr. Mead remains very active in education and state politics as he ran for Arizona Superintendent of Public Instruction in 2006, and is a Court appointed School Board and Receiver Board member for the Maricopa Regional School District.  Mr. Mead holds a Yale Undergraduate and attended the University of Connecticut Law School.

Carlton Johnson, Director

Mr. Johnson has been a Director since October 2009.  Mr. Johnson has been In-House Legal Counsel of Roswell Capital Partners since April 1996. His responsibilities include general corporate, securities law, business litigation, and corporate governance. Mr. Johnson has been a member of the Alabama Bar since 1986, the Florida Bar since 1988, and the State Bar of Georgia since 1997.  From 1993 to 1996 he served on the Florida Bar Young Lawyers Division Board of Governors. Mr. Johnson earned a degree in History/Political Science, with high honors, at Auburn University in 1982 and Juris Doctorate at Samford University – Cumberland School of Law, with high honors in 1986. He has served on the Board of Directors for Peregrine Pharmaceuticals Inc. since 1999. He is the Chair of their Audit Committee, and has served in various positions for this biotech company including assisting in business development and licensing, financing and general corporate governance. Since 2001, Mr. Johnson has served on the Board of Directors of Patriot Scientific, Inc. He is Chair of the Compensation Committee and serves on the Audit Committee, as well as the Executive Committee and is Patriot Scientific Co-Chair to the holding company for intellectual property licensing and enforcement.

Daryl Magana, Director

Mr. Magana has been a Director since December 2009.  Mr. Magana is a Partner at Cybernaut Capital Management, a private equity firm with a focus on the China market. Mr. Magana joined Cybernaut in February of 2006 as Partner and Head of Global Operations.  In 2002, Mr. Magana Founded, and was Chairman and CEO of the China based consulting and technology firm SRS2.  In 1997, Mr. Magana founded Bidcom; one of the industry’s first Application Service Providers. BidCom was recognized by Fortune Magazine as one of 1999’s Top Ten Technology Companies. Mr. Magana is a respected technology expert and innovative web-pioneer featured in numerous conferences, major business publications, television and radio broadcasts and has served as guest lecturer at several Universities including Harvard and Stanford. Mr. Magana attended the University of San Francisco.

Jack Smith, Director

Mr. Smith has been a Director since December 2009.  Mr. Jack Smith invented and co-founded Hotmail and served as the company’s Chief Technology Officer prior to it being acquired by Microsoft in 1997. After Hotmail’s acquisition, Mr. Smith focused on advanced infrastructure design as a general manager at Microsoft. Mr. Smith next served as co-founder and CEO of Akamba Corporation where he invented and marketed the first Web server accelerator card that boosted server performance by 300 percent. From 2001 until 2007, Mr. Smith seed funded, advised, and/or directed early stage tech startup companies. One such company was Ironport Systems, into which he invested and where he served on its board for seven years, prior to its acquisition by Cisco.Mr. Smith was named CEO of Proximex Corporation in 2007 and has successfully developed Proximex’s leadership margin in the physical security information management market.Mr. Smith co-founded Valley Inception, LLC which makes seed investments in early stage companies and provides marketing, public relations, and project management services for equity. His earlier background includes semiconductor design as an engineer and various technical positions at Apple Computer and FirePower Systems, a subsidiary of Canon Computer Systems .

Dave Kuzma, Director

Mr. Kuzma has been a Director since December 2009.  Mr. Dave Kuzma is former president of Sempra Energy Resources and Chief Financial Officer/Treasurer of three Fortune 500 companies. Sempra is a diversified energy company involved in electric generation, oil and gas drilling, pipelines and gas processing. Prior to Sempra Energy, Mr. Kuzma was Chief Financial Officer and treasurer of Enova Corporation, which is the parent company of San Diego Gas & Electric (SDG&E) and several other US-based subsidiaries, for which he also served as CFO/Treasurer. He also served as the Chief Financial Officer and Senior Vice President at Florida Progress Corporation. Mr. Kuzma began his career as an auditor for Price Waterhouse, after which he joined Consolidated Natural Gas Company of Pittsburgh. There he held the positions of Manager of Finance, Director of Internal Auditing, Assistant Treasurer, Finance Treasurer and Vice President and General Manager during his 20-year career with the company.  Mr. Kuzma is a Certified Public Accountant.

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

Family Relationships

None.

Board Committees and Independence

At December 31, 2009 we were not required to have any independent members of the Board of Directors. However, the board of directors has determined that (i) Messrs. Read and Baer have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Mead, Johnson, Magana, Smith and Kuzma are independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market. Subsequent to December 31, 2009 at its regularly scheduled Board meeting on February 8, 2010 Board committees for Audit and Compensation were established and such “independent director” determination has been made pursuant to the committee independence standards.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2009 beneficial owners did comply with Section 16(a) filing requirements applicable to them.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2009and 2008,and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the five other most highly compensated executive officers of the Company in all capacities in which they served

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Johnathan R Read	2009	390,884	75,000		3,731,778	(1),(2)							4,197,662
CEO and President	2008	337,224					55,168	(3)					392,392
	2007	218,000	150,000				295,742	(3)					663,742

Harold W. Sciotto	2009	120,000											120,000
Secretary and Treasurer	2008	120,000											120,000
	2007	120,000											120,000

Barry S. Baer	2009	143,844	39,375		27,500	(4)							210,719
Chief Financial Officer	2008	142,908											142,908
	2007	96,439					86,650	(5)					183,089

Donald B. Karner	2009	262,500	600,000	(6)							8,083	(7)	870,583
CEO, eTec Subsidiary	2008	250,001									8,750	(7)	258,751
	2007	120,600									4,463	(7)	125,063

Kevin P. Morrow	2009	170,833	400,000	(6)							9,800	(7)	580,633
Exec. VP eTec Subsidiary	2008	132,150									6,000	(7)	138,150
	2007	125,693									4,524	(7)	130,217

Notes:

(1) On September 30, 2009, triggering conditions were met under the management incentive plan resulting in the grant of an equity award to Mr. Read valued at $8.1MM. This award, originally stated in terms of warrants was never issued, was subsequently revised and reduced, with final grant and award of 673,505 shares of the Company’s $0.001 par value common stock being granted to Mr. Read on January 15, 2010, with final issuance of the shares on January 27, 2010. The value of the final award was calculated at the time of the issuance of the shares on January 27, 2010. The share price on that date was $5.50 for total compensation of $3,704,278.

(2) On July 28, 2009 we issued 4,167 (post-Reverse Split) shares of the Company’s $0.001 par value common stock to Mr. Read as compensation for services valued at $27,500, calculated at $6.60 using the Black Scholes Option Calculator.

(3) On November 1, 2007 we granted 33,333 (post-Reverse Split) options to acquire shares of the Company’s $0.001 par value common stock to Mr. Read as additional incentive compensation for services, the first 16,667 options vested on November 1,2007 and were valued at $281,300 calculated at $16.878 per share using the Black Scholes Option Calculator. The second 16,666 options vested on November 1, 2008. The portion of these options earned in 2007 was valued at $14,442, calculated at $10.398 using the Black Scholes Option Calculator, the remainder of the options were earned in 2008 and were valued at $55,168, calculated monthly resulting in a weighted average value per share of $6.618 using the Black Scholes Option Calculator.

(4) On July 28, 2009 we issued 4,167 (post-Reverse Split) shares of the Company’s $0.001 par value common stock to Mr. Baer as compensation for services valued at $27,500, calculated at $6.60 using the Black Scholes Option Calculator.

(5) On December 31, 2007 we issued 8,333 (post-Reverse Split) options to acquires shares of the Company’s $0.001 par value common stock to Mr. Baer as compensation for services valued at $86,650, calculated at $10.398 using the Black Scholes Option Calculator.

(6) On September 30, 2009, triggering conditions were met under the management incentive plan resulting in the payment of a cash award on December 22, 2009 to Don Karner of $600,000 and to Kevin Morrow of $400,000.

(7) Employer match for 401K contributions.

Employment Agreements and Executive Compensation

 In October 2007 we entered into a two-year employment agreement with Mr. Read for an annual salary of $300,000 and a one-time bonus of $150,000 payable upon the execution of the agreement.  In April 2009 Mr. Read's contract was renewed for an additional 2 years at a base salary of $300,000

In February 2008 we renewed our employment agreement with Mr. Sciotto extending it for another two years, providing for an annual salary of $120,000 per year.

In November 2006 we engaged Barry S. Baer to serve as Chief Financial Officer at a rate of $100.00 per hour.  This engagement continues based on mutual agreement between the parties. In  May 2008 this rate was increased to $125 per hour and the engagement has continued at this rate through December 2009.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR -END

Option Awards							Equity Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number or shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Johnathan R. Read	16,667	-	-	$2.40	11/1/2018	(1)	-	-	-	-
CEO and President	16,667	-	-	$16.80	11/1/2017	(1)	-	-	-	-
										-

Barry S. Baer Chief Financial Officer	8,333	-	-	$11.40	12/31/2012	(2)	-	-	-	-

Notes:

(1) On November 1, 2007 we granted 33,334 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Read as additional incentive compensation for services, the first 16,667 options vested on November 1,2007 and were valued at $281,300 calculated at $16.8777 per share using the Black Scholes Option Calculator. The second 278 options vested on November 1,2008. The portion of these options earned in 2007 was valued at $14,442, calculated at $l0.398 using the Black ScholesOption Calculator, the remainder of the options were earned in 2008 and were valued at $55,l68, calculated monthly resulting in a weighted average value per share of $6.618 using the Black Scholes Option Calculator.

(2) On December 31, 2007 we issued 8,333 options to acquires shares of the Company’s $0.001 par value common stock to Mr. Baer as compensation for services valued at $86,650, caculated at $10.3984 using the Black Scholes Option Calculator.

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Directors received compensation for their services for the fiscal year ended December 31, 2009 as set forth below:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash $		Stock Awards $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $

E. Slade Mead	$12,000	(1)	-	-	-	-	$12,000
Jerry Y.S. Lin	$35,000	(2)	-	-	-	-	$35,000

	$47,000		-	-	-	-	$47,000

(1) E. Slade Mead serves as a member of the Board of Directors and is compensated at a rate of $1,000 per month to cover his travel expenses and time for attending meetings and managing correspondence.

(2) Jerry Y.S. Lin served as a Director through November 1, 2009 and was compensated at a rate of $3,500 per month to serve as both a member of the Board of Directors, as well as the Chairman of the Tehnology Committee. This compensation covered his travel expenses and time for attending meetings and managing correspondence.

Dr. Lin’s responsibilities as Chairman of the Technology Committee include the following:

a.      Maintain currency in the field of Hydrogen research and development and ensuring Ecotality stays abreast of developments in this field.

b.      Maintain currency in the commercialization of hydrogen based energy/storage products and advising the Company on the appropriateness of performing further work to commercialize products for which the Company owns or has the license to the Intellectual Property.

c.      Oversee the development or commercialization of any hydrogen related products by the Company

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

The plan is administered by our Board of Directors.  Currently, we have 28,000shares of common stock reserved for future issuance upon the exercise of stock options granted under the plan.  Under the plan, the Board of Directors determine which individuals will receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 5, 2010.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

BENEFICIAL OWNERSHIP AT JANUARY 28, 2010
				Percent of
Title of				Of
Class	Name of Beneficial Owner		Number of Shares Beneficially Owned	Class

Common Stock	Harold Sciotto, Secretary and Treasurer	(1)	95,098	1.08%
Common Stock	Jonathan R. Read, CEO, President and Director	(1) (12)	805,173	9.16%
Common Stock	Donald Karner, CEO, eTec Subsidiary	(1)	163,240	1.86%
Common Stock	Kevin Morrow, Vice President, eTec Subsidiary	(1)	106,560	1.21%
Common Stock	Edward S Mead, Director	(1)	11,776	0.13%
Common Stock	Daryl Magana, Director	(1) (14)	78,319	0.89%
Common Stock	Barry Baer, CFO, Director	(1) (13)	12,500	0.14%
	Officers and Directors as a Group		1,272,666
Common Stock	Enable Growth Partners LP, Enable Opportunity Partners, LP &	(2) (7) (11)	878,023	9.99%
	Pierce Diversified Strategy Master Fund, LLC
Common Stock	BridgePointe Master Fund Ltd, Providence Christian Foundation Inc.	(4) (8) (11)	878,023	9.99%
Common Stock	Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment	(5) (9)	1,388,889	15.80%
	LLC., Global LearnNet Ltd.
Common Stock	Marion Lynton, Ardsley Partners Institutional, Ardsley Partners
	Fund, Ardsley Offshore Fund, Ardsley Partners Renewable,	(3) (10)	878,023	9.99%
	Ardsley Renewable Offshore
Common Stock	Edison Enterprises	(6) (15)	555,556	6.32%

Notes:
(1)	The address for these shareholders is c/o ECOtality, Inc., 6821 E. Thomas Road, Scottsdale, AZ 85251

(2)	The address for these shareholders is One Ferry Building, Suite 255, San Francisco, CA 94111

(3)	The address for these shareholders is 262 Harbor Drive, Stamford, CT 06902

(4)	The address for these shareholders is 1120 Sanctuary Pkwy, Suite 325, Alpharetta, GA 30004.

(5)	The address for these shareholders is 12167 Kate Dr. Los Altos Hills, CA 94022

(6)	The address for these shareholders is 2244 Walnut Grove, Rosemead, CA 91770

(7)
Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, are presented here as an affiliated group (Enable).  This affiliation is described in the 13G filing on February 12, 2009 by Enable Capital Management, LLC, (ECM) Enable Growth Partners, LP (EGP) and Mitchell S. Levine.  "The securities" are "owned by EGP, and other client accounts, for which ECM serves as general partner and/or investment manager.  ECM, as EGP's and those other investment limited partnerships' and client accounts' general partner and/or investment manager, and Mitchell S. Levine, as managing member and majority owner of ECM, may therefore be deemed to beneficially own the Securities owned by EGP and such other investment limited partnerships and client accounts for the purpose of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "Act"), in so far as they may be deemed to have the power to direct the voting or disposition of those Securities."

Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively own an aggregate of 551,111 shares of our common stock, or 6.27% of our total issued and outstanding.

Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively have 277,778 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively have 4,585,632 preferred shares associated with the October 31, 2009 Securities Exchange Agreement 20% of which (917,126) are currently convertible to common shares at a rate of one for one.

The percent ownership for Enable in the table above includes their current shares as well as those they have the right to acquire within sixty days subject to the Ownership Limitation of 9.99% (see note 7 below).
Shares owned of 551,111 + warrants 277,778 + Convertible Preferred 917,126 = 1,194,904 Ownership before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares  8,789,016* 9.99% = 878,023878,023 (maximum ownership) - 551,111 (currently outstanding) = 326,912 shares they have rights to acquire in the next 60 days (January 29, 2010 - March 2, 2010).

(8)	BridgePointe Master Fund and Providence Christian Foundation collective own an aggregate of 566,666 shares of our common stock or 6.45% of our total issued and outstanding.

BridgePointe Master Fund and Providence Christian Foundation collectively have 416,666 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

Bridge Pointe Master Fund has 1,382,365 preferred shares associated with the October 31, 2009 Securities Exchange Agreement 20% of which (276,473) are convertible to common shares at a rate of one for one.

The percent ownership for BridgePointe and Providence Christian Foundation in the table above includes their current shares as well as those they have the right to acquire within sixty days subject to the Ownership Limitation of 9.99% (see note 7 below).
Shares owned of 566,666 + warrants 416.666 + Convertible Preferred 276,473 = 1,259,805 Beneficial  Ownership Before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares  8,789,016* 9.99% = 878,023878,023 (maximum ownership) - 566,666 (currently outstanding) = 311,357 shares they have rights to acquire in the next 60 days (January 29, 2010 - March 2, 2010).

The natural persons with voting or investment power over BridgePointe's shares are Eric S. Swartz and Michael C. Kendrick.

(9)	Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd collectively own an aggregate1,388,889 shares of our common stock or 15.8% of our total issued and outstanding.

Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd. collectively have 1,388,889 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

Zhu-Xu Charitable Remainder Trust has 1,430,741preferred shares associated with the October 31, 2009 Securities Exchange Agreement 20% of which (286,148) are convertible to common shares at a rate of one for one.

The percent ownership for Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd in the table above includes their current shares as well as those they have the right to acquire within sixty days (January 29, 2010 - March 2, 2010). subject to the Ownership Limitation of 9.99% (see note 7 below).
Shares owned of 1,388,889 + warrants 1,388,889 + Convertible Preferred 286,148 = 3,063,926 Beneficial  Ownership Before Limitation. Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares  8,789,016* 9.99% = 878,023, 878,023 (maximum ownership) -  1,388,889 (currently outstanding) = 0 shares they have rights to acquire in the next 60 days (January 29, 2010 - March 2, 2010).

The natural persons with voting or investment power over Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC. and Global LearnNet Ltd. Is Yuqing Xu.

(10)
Marion Lynton, Ardsley Partners Institutional, Ardsley Partners Fund, Ardsley Offshore Fund, Ardsley Partners Renewable and Ardlsey Renewable Offshore are presented here as an affiliated group.  This affiliation is described in their 13G Filing dated November 25, 2009. Mr. Hempleman is the Managing Partner of Ardsley and Ardsley Partners and in that capacity directs their operations and therefore may be deemed to be the indirect beneficial owner of the shares held by the entities listed above.

The Ardsley Group collectively owns an aggregate 694,443 shares of our common stock or 7.9% of our total issued and outstanding.

The Ardsley Group collectively has 694.443 warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

The percent ownership for the Ardsley Group in the table above includes their current shares as well as those they have the right to acquire within sixty days (January 29, 2010 - March 2, 2010), subject to the Ownership Limitation of 9.99% (see note 7 below).
Shares owned of 694,444 + warrants 694,444 = 1,399,888 Beneficial  Ownership Before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares  8,789,016* 9.99% = 878,023. 878,023 (maximum ownership) -  694,444 (currently outstanding) = 183,580 shares they have rights to acquire in the next 60 days (January 29, 2010 - March 2, 2010).

The natural person with voting or investment power over the Ardsley Group is Philip J. Hempleman.

(11)	Beneficial Ownership Limitation of 9.99%
The conversion of the Convertible Notes and the exercise of the Warrants are subject to restrictions (the "Ownership Limitations") that prohibit conversion or exercise to the extent that, after giving effect to such conversion or exercise, the holder of the Convertible Notes or Warrants (together wish such holder's affiliates, and any other person or entity acting  as a group together with such holder or any of such holder's affiliates) would, as a result of such conversion or exercise, beneficially own in excess of 9.99% of the total number of issued and outstanding shares of the Issuer's common stock (including for such purposes the shares of the Issuer's common stock issued upon such conversion and/or exercise).

(12)
Jonathan Read owns 771,839 shares of common stock. He also has rights to exercise 33,334 warrants which were granted in accordance with employment agreements.  16,667 warrants are exercisable at $16.80, the remaining 16,667 are exercisable at $2.40.  If these were exercised, his ownership would total 805,173 shares.  The percent ownership for Jonathan Read in the table above includes his current shares as well as those he has right to acquire within the next 60 days(January 29, 2010 - March 2, 2010). :  shares owned 771,839 + warrants 33,334 = 805,173 Beneficially Owned Shares

(13)
Barry Baer owns 4,167 shares of common stock.  He also has rights to exercise 8,333 warrants for an exercise price of $11.40 per share. granted in accordance with his contract for services.  If these were exercised, his ownership would total 12,500 shares. shares.  The percent ownership for Barry Baer in the table above includes his current shares as well as those he has a right to acquire within sixty days (January 29, 2010 - March 2, 2010) :  shares owned= 4,167 + warrants 8,333 =12,500 Beneficially Owned Shares.

(14)
Daryl Magana owns 391,596 preferred shares associated with the October 31, 2009 Securities Exchange Agreement 20% of which (78,319) are convertible to common shares at a rate of one for one. The percent ownership for Daryl Magana in the table above includes his current shares as well as those he has a right to acquire within sixty days (January 29, 2010 - March 2, 2010) :  shares owned = 0+ Convertible Preferred 78,319 = Beneficially Owned Shares.

(15)
Edison Enterprises has the sole power to vote and/or dispose  of all of its 33,333,333 shares of Ecotality common stock. The natural persons with voting or investment power for Edison Enterprises are:  W. James Scilacci, CEO, President, Financial Officer and Chairman of the Board; Robert L. Adler, Vice President and Director; and Theodore F. Craver, Jr., Director.

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

(1)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(2)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(3)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(5)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 30, 2008.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 07, 2009.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 03, 2009.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 11, 2009.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 10, 2009.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on May 18, 2009.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 06, 2009.

(15)	Incorporated by reference herein to the Form 8-K/A previously filed with the SEC on July 09, 2009

(16)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on August 27, 2009.

(17)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 2, 2009

(18)	Incorporated by reference herein to the Form 8-K (1 of 2), previously filed with the SEC November 4, 2009.

(19)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 4, 2009

(20)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 18, 2009

(21)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on November 23, 2009

(22)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 16, 2009

(23)	Incorporated by reference herein to the Form 8-K (1 of 2) previously filed with the SEC on January 13, 2010

(24)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on Janury 13, 2010

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008
Audit fees	125,500	$131,325

Audit-related fees	—	—

Tax fees	11,000	10,000

All other fees	0	1,522

Total fees	136,500	$142,847

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	April 15, 2010
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	April 15, 2010
Jonathan R. Read	President and Director

/s/ Barry S. Baer	Chief Financial Officer	April 15, 2010
Barry S. Baer	Principal Accounting Officer and Director

/s/ Dave Kuzma	Director	April 15, 2010
Dave Kuzma

/s/ E. Slade Mead	Director	April 15, 2010
E. Slade Mead

/s/ Jack Smith	Director	April 15, 2010
Jack Smith

/s/Daryl Magana	Director	April 15, 2010
Daryl Magana

/s/Carlton Johnson	Director	April 15, 2010
Carlton Johnson