Form 10-Q
period 2010-03-31
ECOTALITY, INC.
filed 2010-05-14
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number: 000-50983

ECOTALITY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 E. Rio Salado Parkway, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check of a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2010
8,994,017

ECOtality, Inc.

PART 1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	For the Three Months Ended March 31,

	2010	2009

Revenue	$2,700,086	$2,470,199
Cost of goods sold	2,391,524	1,394,293

Gross profit	308,561	1,075,906

Expenses:
Depreciation	141,605	138,970
General and administrative expenses	2,239,554	1,342,509
Research and development	12,834	11,467
Total expenses	2,393,991	1,492,944

Operating loss	(2,085,429)	(417,038)

Other income:
Interest income	15,210	-
Gain on Disposal of Assets	-	9,760
Total other income	15,210	9,760

Other expenses:
Interest expense	328,794	616,277
Total other expenses	328,794	616,277

Loss from operations before income taxes	(2,399,015)	(1,023,555)

Provision for income taxes	-	-

Net (loss)	$(2,399,015)	$(1,023,555)

Weighted average number of
common shares outstanding - basic and fully diluted	8,297,496	2,522,375

Net (loss) per share-basic and fully diluted	$(0.29)	$(0.41)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	Decenber 31, 2009
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$14,885,506	$11,824,605
Receivables, net of allowance for bad debt of $88,898 and $92,494 as of 3/31/10 and 12/31/09 respectively	1,474,495	1,296,696
Inventory, net of allowance for obsolescence of $292,896 and $335,864 as of 03/31/10 and 12/31/09 respectively	994,949	749,492
Prepaid expenses and other current assets	364,812	387,327
Total current assets	17,719,762	14,258,120

Fixed assets, net accumulated depreciation of $4,284,328, and $4,124,431 as of 3/31/10 and 12/31/09 respectively	1,933,149	1,872,347

Goodwill	3,495,878	3,495,878

Total assets	$23,148,788	$19,626,344

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$882,933	$372,982
Accrued liabilities	1,839,256	1,438,177
Total current liabilities	2,722,188	1,811,159

Total LT Debt	287,500	287,500

Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, 8,537,299 and 8,597,299 shares issued and outstanding as of 3/31/10 and 12/31/09 respectively	8,537	8,597
Common stock, $0.001 par value, 1,300,000,000 shares
authorized, 8,872,474 and 6,713,285 shares issued
and outstanding as of 3/31/10 and 12/31/09, respectively	8,871	6,712
Common stock owed but not issued; 0 and 2,079,061 shares at
3/31/10 and 12/31/09 respectively	-	2,079
Additional paid-in capital	88,423,053	88,411,074
Subscription receivable	-	(5,000,000)
Retained deficit	(68,244,383)	(65,845,368)
Accumulated Foreign Currency Translation Adjustments	(56,979)	(55,409)
Total stockholders' equity	20,139,099	17,527,685

Total liabilities and stockholders' equity	$23,148,788	$19,626,344

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited
	For the three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net Income (loss)	$(2,399,015)	$(1,023,555)
Adjustments to reconcile:
Stock and options issued for services and compensation	-	90,000
Depreciation	159,894	138,970
Amortization of stock issued for services	-	35,163
Amortization of discount on notes payable	-	382,525
Gain on disposal of assets	-	(9,760)
Changes in operating assets and liabilities:
Accounts Receivable	(177,799)	187,322
Inventory	(245,458)	143,291
Prepaid expenses and other	22,531	90,497
Accounts Payable	509,951	(97,350)
Accrued Liabilities	401,064	191,934
Net cash provided (used) by operating activities	(1,728,832)	129,036

Cash flows from investing activities
Purchase of fixed assets	(220,696)	(4,157)
Proceeds from sales of fixed assets	-	9,760
Net cash (used) by investing activities	(220,696)	5,603

Cash flows from financing activities

Proceeds from Warrant Exercise	11,999	-
Proceeds from Subscription Receivable	5,000,000	-
Net cash provided (used) by financing activities	5,011,999	-

Effects of exchange rate changes	(1,570)	(5,319)

Net increase (decrease) in cash	3,060,901	129,320
Cash – beginning	11,824,605	327,332
Cash – ending	$14,885,506	$456,652

Supplemental disclosures:
Interest paid	$4,852	$-
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$-	$90,000
Shares of stock issued	-	1,075,000

Stock issued for acquisition	$-	$1,880,000
Shares of stock issued	-	31,333,333

Amortization of stock issued for services	$-	$35,163

Amortization of discount on notes payable	$-	$382,525

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

On January 7, 2010 the Company established a new, wholly owned subsidiary, ECOtality Australia Pty Ltd., headquartered in Brisbane, Queensland.  This subsidiary will market and distribute battery charging equipment to support on-road vehicles (EV), industrial equipment , and electric airport ground support equipment (GSE).

The consolidated financial statements as of March 31, 2010 include the accounts of ECOtality Stores, Innergy Power Corporation, eTec and ECOtality Australia Pty Ltd.  .  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred herein as the “Company”.

Note 2 -- Summary of Significant Accounting Policies

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

Interest income is credited to cash balances as earned.  For the quarter ended March 31, 2010 and 2009 interest income was $15,120 and $0 respectively.

Credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At March 31, 2010 and 2009, the Company had approximately $14,000,000 and $250,000 in excess of FDIC insured limits, respectively.

Accounts receivable at March 31, 2010 was $1,474,495, and at March 31, 2009 was $1,296,696. At March 31, 2010 we had one customer that represented in excess of 10% of our receivable balance.  United States Department of Energy had a balance of $514,337. The Company has not experienced material losses in the past from this or any other significant customer and continues to monitor its exposures to minimize potential credit losses.

Impairment of long-lived assets and intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the three months ended March 31, 2010 and 2009,  the Company had no impairment expense.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns.  As of March 31, 2010 and 2009, management has concluded that no reserve is required for product returns.

The Company warrants a limited number of eTec products against defects for periods up to 120 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At March 31, 2010 and 2009 the warranty reserve was $243,489 and $144,613 respectively.  The increase to the reserve was made in response to lengthening the warrantee period on several items.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by the Company for accounts receivable.  The allowance for doubtful accounts was $88,898 and $38,641 as of March 31, 2010 and 2009, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence as of March 31, 2010 and 2009 was $292,896 and $182,487 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were advertising costs of  $574 and $4,087 included in general and administrative expenses for the quarter ended March 31, 2010 and 2009, respectively.

Research and development costs
Research and development costs are charged to expense when incurred.  For the quarter ended March 31, 2010 and 2009, research and development costs were $12,834 and $11,467, respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter ended March 31, 2010 and 2009, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
For the quarter ended March 31, 2009 one Company subsidiary, Portable Energy De Mexico, was operating outside the United States .  In the quarter ended March 31, 2010 a second subsidiary, ECOtality Australia Pty was established and the two entities were operating outside the United States ..  For both entities their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate is used for revenue and expense accounts for each respective period. The resulting translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months. As of March 31, 2010 no income tax expense has been incurred.

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

Segment reporting
Generally accepted accounting procedures  require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores,, Innergy Power segment and eTec segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the quarter ended March 31, 2010 and 2009 inter-segment sales were $128,354 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

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

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) . ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes ”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock "). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

 In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles . The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$14,885,506	$-	$-	$14,885,506
Accounts receivable	-	1,474,495	-	1,474,495
Accounts payable	-	882,966	-	882,933
Accrued liabilities	-	1,839,256	-	1,839,256
Notes payable	-	287,500	-	287,500
Total	$14,885,506	$4,484,217	$-	$19,369,690

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$11,824,605	$-	$-	$11,824,605
Accounts receivable	-	1,296,696	-	1,296,696
Accounts payable	-	372,982	-	372,982
Accrued liabilities	-	1,438,177	-	1,438,177
Notes payable	-	287,500	-	287,500
Total	$11,824,605	$3,395,355	$-	$15,219,960

 Note 4 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. Our consolidated financial statements for the quarter ended March 31, 2010 and 2009 include the financial results of ECOtality Stores, Inc.

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. Our consolidated financial statements for the the quarter ended March 31, 2010 and 2009  include the financial results of Innergy Power Corporation and its subsidiary.

eTec acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as eTec). eTec develops and provides fast-charge systems designed for electric vehicle (EVs and PHEVs), mobile material handling, airport ground support, and marine and transit applications. eTec also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. Our consolidated financial statements for the quarter ended March 31, 2010 and 2009 include the financial results of eTec.

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

The balance of the note payable attributable to the Working Capital True up as of December 31, 2008 was $400,000.  Payment of this amount was made on December 11, 2009.  The balance due at March 31, 2010 was $0.

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
$5,437,193

The Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2008 no impairment was taken in the year ended December 31, 2008.  In December 2009 and March 2010,  the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing again revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing no impairment was taken in the year ended December 31, 2009, resulting in $0 impairment for those periods.

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

The fair value of the common stock given, based on the closing price of the Company’s common stock on December 31, 2007, was $370,000. A liability for the balance of $1,630,000 based on the December 31 closing price was recorded as a current liability for purchase price on the consolidated balance sheet as of December 31, 2007. This liability has been adjusted to reflect the actual obligation due of $1,880,000 on the December 31, 2008 balance sheet.   This obligation totals the $2,000,000 remaining purchase price obligation multiplied by $56.40 (the difference between $60 and the VWAP of $3.60 for the thirty days prior to the true up date of December 15, 2008).  The stock was issued in full satisfaction of the agreement in the first quarter of 2009.

Note 5 – Fixed assets

Fixed assets as of March 31, 2010 and 2009 consisted of the following:

	At March 31, 2010	At March 31, 2009
Equipment	$3,294,003	$3,145,604
Buildings	575,615	575,615
Vehicles	1,282,577	1,575,010
Furniture and fixtures	167,847	47,409
Leasehold improvements	727,203	470,380
Computer Software	170,232	80,530
	6,217,477	5,894,548
Less: accumulated depreciation	(4,284,328)	(4,397,046)
	1,933,149	1,497,503

Depreciation expense totaled $141,605 and $138,970, for the quarters ended March 31, 2010 and 2009 respectively.

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

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. See note 4 for details. As of December 31, 2008, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.  This balance was paid in full on December 11, 2009 and $0 was reflected in the financial statements on March 31, 2010.

NOVEMBER AND DECEMBER 2007 DEBENTURES & SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $18 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 163,399 shares of the Company’s common stock with an exercise price of $19.20. The warrants were exercisable immediately upon issue. The Warrants expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $19.20, market price of $13.20-$19.20, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount is being amortized over the loan term of two and one half years.  As of December 31, 2009 the total discount was fully amortized and recorded as interest expense.  $0 was remaining at March 31, 2010.

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

The current portion of the debentures was recorded, net of a $1,530,101 discount, at $4,448,837 at March 31, 2009.  The long-term portion of the debentures was recorded, net of a $166,211 discount, at $1,029,577 as of March 31, 2009.

Included in accrued liabilities was $104,753 of accrued interest relating to the debentures at March 31, 2009.

Interest expense totaled $616,277 for the quarter ended March 31, 2009.

For the quarter ended March 31, 2010

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

IMPACT OF THE MAY 2009 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
In the quarter ended June 30, 2009, the financial impact of the May waiver was calculated and fully amortized as noted below, over the waiver period of May 15, 2009 through December 31, 2009.

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

As of March 31, 2010  a liability has been accrued of  $641,089 in anticipation of  a potential penalty related to the registration rights agreement as included in the October 31 Securities Purchase Agreement (SPA).  This agreement’s provisions called for the filing of a registration statement within 45 days of the SPA being signed.  For reasons largely outside Management’s control, this filing has been delayed.  A waiver agreement is currently being circulated amongst the affected investors seeking relief for all or the majority of this penalty to be waived in recognition of these circumstances.  As no waiver has yet been signed, at the date of this filing the maximum penalty has been accrued and expensed.

IMPACT OF THE PROVISIONS OF THE SECURITIES EXCHANGE AGREEMENT ON THE FINANCIAL STATEMENTS:
 The outstanding principal and unpaid interest on the date of the agreement was $9,111,170.  The outstanding debenture liability was relieved in full and a credit was recorded to additional paid in capital in the amount of  9,102,573 and preferred stock was credited at par value of $0.001 multiplied by the 8,597,299 shares that were issued, for a credit of $8,597.  The unamortized discount on the convertible debentures was $676,244 immediately prior to the transaction.  This amount was charged in full to interest expense in the year ended December 31, 2009.

The balance of the debenture debt at March 31, 2010 was $0.
.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but was extended to April 20, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line are due and payable in full on April 20, 2009. The balance of the note payable was $450,000 at December 31, 2008.  This balance was paid in full on December 11, 2009 leaving a $0 balance in accrued liabilities related to this item at March 31, 2010.

.
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

On October 31, 2009, ECOtality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Company's Common Stock at a purchase price of $7.20 per share.  $20,500,000 was raised pursuant to the Purchase Agreement in the year ended December 31, 2009.   Total fees to brokers associated with the capital raise were $1,204,935 in cash as per their contracted fee agreements.  $15,500,000 was received in the year ended December 31, 2009.  1,458,330 Shares were issued in 2009 in satisfaction of $10,500,000 of the investment received.  The the remaining $5,000,000 received in 2009 and an additional $5,000,000 subscribed in 2009 were related to a single investor.  To capture the partial receipt and outstanding commitment,  a subscription receivable of $5,000,000 and 1,388,889shares owed but not issued were recorded at December 31, 2009 and were subsequently issued upon receipt of the second half of the investor's total $10,000,000 investment in January of 2010.  At March 31, 2010 all related shares were issued and outstanding.  In addition to the shares and fees described above, the purchase agreement called for the issuance of  2,847,222 warrants to the new investors and 163,194 warrants to the brokers involved in the capital raise, as part of the contractual fee agreements.  These are five year warrants with an exercise price of $9.00 and were issued November 10, 2009.

On September 30, 2009, triggering conditions were met under the management incentive plan resulting in the grant of an equity award to Mr. Jonathan Read valued at $8.1 million. This award, originally stated in terms of warrants was never issued, was subsequently revised and reduced, with final grant and award of 673,505 shares of the Company’s $0.001 par value common stock being granted to Mr. Read on January 15, 2010, with final issuance of the shares on January 27, 2010. The value of the final award was calculated at the time of the issuance of the shares on January 27, 2010. The share price on that date was $5.50 for total compensation of $3,704,278. At December 31, 2009 the full amount of the original award of $8.1 million was recorded in additional paid in capital and the shares were shown as owed but not issued. At March 31, 2010 the 673,505 shares are issued and outstanding.  The award amount booked to additional paid in capital was not reduced from the original $8.1 million estimate to the $3.7 million final award value in compliance with GAAP.

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

Shares owed but not issued at December 31, 2009 (as described in detail above) were subsequently issued in the quarter ended March 31, 2010 as follows:  673,505 shares were issued to Jonathan Read, 16,666 shares were issued to a consultant and 1,388,888 shares were issued to new investors.

19,998 shares of Common Stock were issued in the quarter ended March 31, 2010 relating to the exercise of  warrants with an exercise price of $0.60.  The warrants were exercised in the following increments:  9,999 on January 11, 2010, 3,333 on January 15, 2010, 3,333 on January 19, 2010 and 3,333 on March 22, 2010.  These warrants were exercised for cash.

On March 3, 2010 60,000 shares were issued to BridgePointe Master fund on the conversion of the same number of preferred shares.

130 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 8,872,474 shares of Common Stock outstanding and 0 shares owed but not issued at March 31, 2010.

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

On March 3, 2010 BridgePointe Master Fund converted 60,000 shares of their preferred stock into 60,000 shares of Common Stock.

There were 8,537,299 shares of Series A Convertible Preferred Stock outstanding at March 31, 2010.

Note 8 – Options and Warrants

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

During the year ended December 31, 2009: 18,332 five year warrants with an exercise price of $0.60 were issued to two consultants in accordance with their contractual agreements, 17,615 five year warrants with an exercise price of $0.60 were issued to Brookstreet Investors in satisfaction of anti-dilution provisions as outlined in their Securities Purchase Agreements, and 105,693 warrants with an exercise price of $0.60 were cashless exercised by Brookstreet Investors in return for 98,610 shares of common stock.

On October 31, 2009, ECOtality, Inc. (“ECOtality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all 6,455,083 related warrants into an aggregate of 8,597,299 shares of Series A Convertible Preferred Stock.

The following is a summary of the status of the Company’s stock warrants:

	Number Of Shares	Weighted-Average Exercise Price
Outsatnding at December 31, 2008	963,979	$8.40
Granted	11,685,721	$2.78
Exercised	(8,817,143)	$0.60
Cancelled	(720,703)	$0.60
Outsatnding at December 31, 2009	3,111,854	$9.71
Granted	9,999	$0.60
Exercised	(9,999)	$0.60
Cancelled	-	$0.60
Outsatnding at March 31, 2010	3,111,854	$9.71

	STOCK WARRANTS OUTSTANDING
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$74.40-$85.20	31,665	1.30	$81.66
$21.00	2,281	1.58	$21.00
$16.80	16,666	7.58	$16.80
$11.10	15,832	7.75	$11.10
$9.00	3,010,412	4.61	$9.00
$2.40	16,666	8.58	$2.40
$0.60	18,332	4.81	$0.60
	3,111,854	4.61	$9.71

	STOCK WARRANTS EXERCISABLE
Range of Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$74.40-$85.20	31,665	$81.66
$21.00	2,281	$21.00
$16.80	16,666	$16.80
$11.10	15,832	$11.10
$9.00	3,010,412	$9.00
$2.40	16,666	$2.40
$0.60	18,332	$0.60
	3,111,854	$9.71

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

For financial reporting purposes, the Company has incurred a loss since inception to March 31, 2010.  Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax asset will not be fully realized and has therefore provided a valuation allowance for the full amount of the deferred tax assets.

The federal and state statutory income tax rate of 34% has been fully offset by the change in the valuation allowance during the quarters ended March 31, 2010 and 2009.  The effective income tax rate of the Company over these years is 0%.

Note 10– Commitments and contingencies

As of March 31, 2010, the Company has eleven leases in effect for operating space.  Future obligations under these commitments are $306,398 for 2010, $396,238 for 2011, $404,240 for 2012, $19,589 for 2013, $129,159 for 2014, $109,175 for 2015.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 which has been accrued (net $25,000 allowable reductions) through the quarter ended March 31, 2010.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 11 – Segment Reporting

Generally accepted accounting procedures  require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores,, Innergy Power segment and eTec segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the quarter ended March 31, 2010 and 2009 inter-segment sales were $128,354 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter ended March 31, 2010  is as follows:

THREE MONTHS ENDED MARCH 31, 2010
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,148,750	$347,456	$203,879	$2,700,086
Depreciation and amortization	$105,101	$969	$891	$106,961
Operating income (loss)	$(988,796)	$50,432	$46,934	$(891,431)
Interest Income (expense)	$(31)	$-	$-	$(31)
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(988,826)	$50,432	$46,934	$(891,461)
Corporate Overhead Allocation	$(1,172,152)	$(189,539)	$(111,217)	$(1,472,907)
Segment Income / (Loss)	$(2,160,978)	$(139,107)	$(64,283)	$(2,364,370)

Not Included in segment income:
Depreciation on Corporate Assets				$34,645
Reported Net income after tax				$(2,399,015)
Capital Expenditures	$220,696	$-	$-	$220,696
Total segment assets - excluding intercompany receivables	$3,318,011	$566,923	$255,321	$4,140,255
Other item Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$15,512,655
Total Reported Assets				$23,148,788

3 MONTHS ENDED MARCH 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,775,086	$478,814	$216,299	$2,470,199
Depreciation and amortization	$103,510	$1,455	$891	$105,856
Operating income (loss)	$(50,980)	$136,360	$47,648	$133,028
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(41,220)	$136,360	$47,648	$142,788
Corporate Overhead Allocation	$814,340	$219,661	$99,230	$1,133,231
Segment Income / (Loss)	$(855,560)	$(83,301)	$(51,582)	$(990,443)

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,023,555)
Capital Expenditures	$4,157	$-	$-	$4,157
Total segment assets - excluding intercompany receivables	$3,194,463	$526,609	$208,800	$3,929,872
Other item Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$974,102
Total Reported Assets				$8,399,852

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

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through May 14, 2010, the date the financial statements were issued, and determined that there are no subsequent events to record, and the following subsequent events to disclose:

On April 7, 2010 we issued 83 shares of Common Stock to an employee for compensation.

On April 8, 2010 we issued 1,100 shares of Common Stock to a consultant in accordance with an approved contract.

On April 21, 2010 we issued 20,418 shares of Common Stock to Glenwood Capital based on their conversion of an equal number of convertible preferred shares.

On April 27, 2010 we issued 100,000 shares of Common Stock to BridgePointe Master Fund based on their conversion of an equal number of convertible preferred shares.

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

The aggregate purchase price for the outstanding capital stock of eTec is $3,000,000 in cash and 6,500,000 shares of our common stock of the $3,000,000 in cash to be paid to eTec, $2,500,000 was paid upon closing of the stock purchase agreement and $500,000 will be paid in 10 equal monthly installments, beginning December 1, 2007.  The 6,500,000 shares were issued in the following manner: 6,500,000 were issued upon the close of the stock purchase agreement, 3,250,000 were released on date of signing, and 3,250,000 were released on the first anniversary of the closing of the stock purchase agreement from the Company corporate secretary The shares bear a restrictive legend and are not subject to piggy-back registration rights.

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

The aggregate purchase price is $1,000,000 in cash and 2,000,000 shares of our common stock.  The company guaranteed to the sellers that the shares would be worth $1 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of $31,333,333 shares of ECOtality’s $0.001 par value common stock.  .

.

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

Status of any announced new product or service

On January 8, 2009 ECOtality announced its EV Microclimate Program. It is an integrated turnkey program that provides a blueprint for a comprehensive Electric Vehicle infrastructure system.  As part of this program ECOtality works with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation.  The implementation of an EV Micro-Climate includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with a n EV Micro-Climate.  As part of the process, ECOtality will assist the automotive manufactures with the  installation of home charging systems in car owners’ homes (or in public areas) in advance of vehicle delivery, as well as install fast charging systems in strategic locations (ie fuel stations, grocery stores, shopping areas)

.

Stage of Commercialization of the Hydrality Technology
We believe the Hydrality technology has a promising future, but this future was not as eminent as it was two years ago. There have been dramatic changes in the hydrogen industry and an absence of expected interrelated product advancements (i.e. fuel cells). Thus we have determined that the extreme vagaries of the hydrogen technology industry, the immediate advancement of other renewable technologies to the commercial forefront, and the potentially long and expensive road to commerciality and profitability for any hydrogen technology necessitates us to prudently and significantly scale back all hydrogen expenditures, and proceed only on the basis of joint development projects or significantly subsidized development with potential licensees or federal grants.

This shift to joint development projects and the scaling back on our hydrogen research and development expenditures  is clearly reflected in our  2009 and 2010  operating results.

Segment Information

Generally accepted accounting procedures  require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores,, Innergy Power segment and eTec segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The eTec segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec holds exclusive patent rights to the eTec SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, eTec and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the quarter ended March 31, 2010 and 2009 inter-segment sales were $128,354 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter ended March 31,2010  is as follows:

THREE MONTHS ENDED MARCH 31, 2010
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,148,750	$347,456	$203,879	$2,700,086
Depreciation and amortization	$105,101	$969	$891	$106,961
Operating income (loss)	$(988,796)	$50,432	$46,934	$(891,431)
Interest Income (expense)	$(31)	$-	$-	$(31)
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(988,826)	$50,432	$46,934	$(891,461)
Corporate Overhead Allocation	$(1,172,152)	$(189,539)	$(111,217)	$(1,472,907)
Segment Income / (Loss)	$(2,160,978)	$(139,107)	$(64,283)	$(2,364,370)

Not Included in segment income:
Depreciation on Corporate Assets				$34,645
Reported Net income after tax				$(2,399,015)
Capital Expenditures	$220,696	$-	$-	$220,696
Total segment assets - excluding intercompany receivables	$3,318,011	$566,923	$255,321	$4,140,255
Other item Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$15,512,655
Total Reported Assets				$23,148,788

3 MONTHS ENDED MARCH 31, 2009
	ETEC	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,775,086	$478,814	$216,299	$2,470,199
Depreciation and amortization	$103,510	$1,455	$891	$105,856
Operating income (loss)	$(50,980)	$136,360	$47,648	$133,028
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(41,220)	$136,360	$47,648	$142,788
Corporate Overhead Allocation	$814,340	$219,661	$99,230	$1,133,231
Segment Income / (Loss)	$(855,560)	$(83,301)	$(51,582)	$(990,443)

Not Included in segment income:
Depreciation on Corporate Assets				$33,114
Reported Net income after tax				$(1,023,555)
Capital Expenditures	$4,157	$-	$-	$4,157
Total segment assets - excluding intercompany receivables	$3,194,463	$526,609	$208,800	$3,929,872
Other item Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$974,102
Total Reported Assets				$8,399,852

Employees

As of March 31, 2009, we had 91 employees, including 13 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Results of Operations

QUARTER ENDED MARCH 31, 2010, COMPARED WITH QUARTER ENDED MARCH 31, 2009

CONSOLIDATED RESULTS

Since January 1, 2008 we have been transitioning ourselves from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure. Beginning January 2009 we initiated additional efforts to strengthen our financial viability including steps to reduce or eliminate our debt structure, obtain adequate working capital, establish strong partnerships and secure federal stimulus contracts. Thus, the variations reflected in our results of operations when comparing the quarter  ended  March 31, 2010 to the quarter ended March 31, 2009 and described below reflect these steps as well as this transformation and the impact of the global economic slowdown.

In the quarter ended March 31, 2010, we had revenues of $2,700,086 compared to the quarter ended March 31, 2009 of $2,470,199.  The increase in revenue is largely related to the effect of our ramp up of work on our recently awarded contract with the US Department of Energy.  The cost of goods sold percentage for the quarter ending March 31, 2010 was 89% leaving us with a gross profit of $308,561. Our gross margin was down 11% from the same period prior year of 44%.  This reduction is directly related to the nature of our cost reimbursement contract with the US Department of Energy (DOE).  This contract provides for a cost match of 50%, which is expected to continue to reduce our gross margin in the early stages of the contract pending the launch of electric vehicles in 4th quarter 2010.

Total operating expenses during the three months ended March 31, 2010 were $2,393,991 compared to $1,492,944 for the three months ended March 31, 2009, a 60% increase over prior year.  This increase reflects staffing and other start up expenses to service the contract with the DOE including but not limited to expanding office space, recruiting and hiring new employees, and implementing a new Enterprise Resource Planning (ERP) System at our eTec subsidiary.  General and administrative expenses were $2,239,554 or 94% of total operating expenses for the three months ended March 31, 2010 compared with $1,342,509 or 77% for the three months ended March 31, 2009. The increase of 67% is consistent with our ramp up in resource deployment for the DOE contract as discussed above.  Details around the changes in these expenses are described below:

Professional fees were $131,488 for the three months ended March 31, 2009 compared with $13,579 for the three months ended March 31, 2009.  This increase is attributable to recruiting and other outsourced human resource activities as we manage the increase in our employee base as well as the opening of new field offices to support the DOE contract.  New media, marketing, advertising and investor and public relations expenses were $109,658 for the three months ended March 31, 2009 compared with $4,087 for the three months ended March 31, 2009.  The spend in 2010 is related to outsourced branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend.  Legal fees were $225,925 for the quarter ended March 31, 2010 compared with $229,778 for the quarter ended March 31, 2009.  While legal spend in both years has been substantial, each of these figures were driven by different business issues.  In 2009 much of our legal fees were attributable to managing our debt.  In contrast, for the quarter ending March 31, 2010 our legal fees are related to efforts around establishing and protecting our Intellectual Property (IP) including the expansion of these IP protections into targeted international markets.  Also included in the first quarter 2010 legal fees are the costs around establishing our new subsidiary in Australia.  Accounting fees were $65,250 for the quarter ended March 31, 2010, compared with $0 for the quarter ended March 31, 2009.  Accounting fees in 2010 are attributable to our 2009 financial statement audit.  Executive compensation was $275,042 for the three months ended March 31, 2010 compared with $193,677 for the three months ended March 31, 2009. Depreciation expense was $141,605 for the quarter ended March 31, 2010 compared to $138,970 for the quarter ended March 31, 2009.  All other general and administrative (G&A) spending totaled $1,419,273 for the three months ended March 31, 2010 compared to $1,074,329 for the three months ended March 31, 2009.  The increase in all other G&A is attributable to the costs of larger employee base to service larger contracts and the systems to support them.

Expenses for research and development totaled $12,834 for the three months ended March 31, 2010 compared to $11,467 for the three months ended March 31, 2009.   Expenses for R&D is anticipated to remain low.  Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a focus on research and development activities, and expect to continue to incur additional research and development costs, although at a significantly reduced rate, for the foreseeable future as reflected in the minimal amount expensed during the first quarter 2010.

Our operating loss was $2,085,429 for the quarter ended March 31, 2010 compared with a loss of $417,038 for the quarter ended March 31, 2009.  The overall loss was greater in first quarter 2010 due to the lower margins for the DOE contract and the higher expenses as we ramp up in the early stages of the contract.

For the quarter ended March 31, 2010, we earned interest income in the amount of $15,210 compared with $0 for the quarter ended March 31, 2009.

Interest expense was $328,794 for the three months ended March 31, 2010 compared to $616,277 for the three months ended March 31, 2009.  The amount in first quarter 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007.  For first quarter 2010 the amount is attributable to the potential penalty associated with our obligation to file an S-1 within a short time frame following our capital raise in October. Due to circumstances largely outside our control we were unable to meet the filing deadline.  We are currently circulating a waiver agreement due to these extenuating circumstances and anticipate  having all or most of this penalty waived prior to our next filing. We had a gain on disposal of assets in the three months ended March 31, 2009, there were no assets disposed of in the quarter ended March 31, 2010.

Our net loss after other income and expenses was $2,399,015 for the quarter ended March 31, 2010 compared to a loss of $1,023,555 for the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $14,885,806 of cash on hand compared to a March 31, 2009 balance of $456,652 of cash on hand and $28,044 in certificates of deposit.

We had a use of cash for operating activities in the first quarter of 2010 in the amount of $(1,728,832) compared to a generation of cash in first quarter 2009 of $129,036.   In addition, cash utilized in investing activities was $220,696 for the three months ended March 31, 2010 compared to a generation of cash of 5,603 for 2009.

Cash generated by financing activities was $5,011,999 in the first quarter of 2010 compared cash generated of $0 in 2009.  The cash in 2010 represented the collection of a subscription receivable in January 2010 related to our October 2009 capital raise.

It is important to understand our complex financing transactions from January 1, 2009 through March 31, 2010 as we have endeavored to become a leader in the renewable energy sector during a period characterized by a lack of capital markets in a down economy. These activities are described in detail below:

During the quarter ended March 31, 2009 we continued to seek additional capital while working with our debt holders for additional time to begin paying interest and principal redemption.  As a result:

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

To allow the additional time necessary for us to achieve our working capital targets in the current economic environment, we requested our debenture holders to further extend a waiver of debt service requirements.  In exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defers interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to a number of conditions that were subsequently amended on May 15, 2009

 On May 15, 2009, despite the current tenuous economic environment, the financial opportunities offered specifically in the Stimulus projects related to electric transportation, were deemed material to the Company’s  future, thus the Company  and the November and December 2007 Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s  equity as well as establishing an inducement for additional working capital. The Agreement’s effective date was May 1, 2009.   The Agreement signed on May 15, 2009 provided for $2,000,000 in new capital as well as additional capital (up to $500,000) to be invested by the November and December 2007 Debenture Holders.

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

On January 7, 2010 we received the final commitment of $5 million from the Securities Purchase Agreements signed on October 31, 2009.

The culmination of all the activities noted above have resulted in a strong working capital position, the elimination of debt and related interest obligations and have positioned us favorably to meet our obligations in the early stages of the DOE contract.

Management’s Plan of Operation

Our long term plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth had been  reflected in our budget and business plans for 2009. However, growth consistent with our plans did not occur during 2009, nor in the first half of 2009.  Sales, consulting services and manufacturing levels have remained at lower levels..

However, with the signing of the DOE contract on September 30, 2009 and the Securities Exchange Agreements with our debenture holders and Securities Purchase Agreements with current and new investors on October 31,2009 ,we  have taken the following actions to significantly strengthen our financial viability which has continued through the first quarter of 2010:

1.	Raised $20.5 million for working capital in equity financing from original investors/debt holders ($15 million) and new investors ($5.5 million).

	a.	This has resulted in positive shareholder equity on our balance sheet.

	b.	This private offering has provided an adequate level of working capital to support initial requirements of the DOE contract awarded to our subsidiary eTec.

2.	Convert $9.08 million of debt on balance sheet to equity (preferred shares).

3.	Convert $9.08 million of debt on balance sheet to equity (preferred shares).

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at March 31, 2010 was positive by $14,997,573.

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

As of March 31, 2010, the Company has eleven leases in effect for operating space.  Future obligations under these commitments are $306,398 for 2010, $396,238 for 2011, $404,240 for 2012, $19,589 for 2013, $129,159 for 2014, $109,175 for 2015.

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended March 31, 2010.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the quarter ended March 31, 2010.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March  31, 2010 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2009.

Unregistered Sales of Equity Securities

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

Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended March 31, 2010.

Submission of Matters to a Vote of Security Holders

None

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

(1)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 8, 2008.

(2)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(3)	Incorporated by reference herein to the Form SB-2, previously filed with the SEC on January 31, 2008.

(4)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 31, 2008.

(5)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on April 11, 2008.

(6)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 4, 2008.

(7)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 25, 2008.

(8)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on December 30, 2008.

(9)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on January 07, 2009.

(10)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 03, 2009.

(11)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on February 11, 2009.

(12)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on March 10, 2009.

(13)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on May 18, 2009.

(14)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on July 06, 2009.

(15)	Incorporated by reference herein to the Form 8-K/A previously filed with the SEC on July 09, 2009

(16)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on August 27, 2009.

(17)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on September 2, 2009

(18)	Incorporated by reference herein to the Form 8-K (1 of 2), previously filed with the SEC November 4, 2009.

(19)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 4, 2009

(20)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on November 18, 2009

(21)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on November 23, 2009

(22)	Incorporated by reference herein to the Form 8-K previously filed with the SEC on December 16, 2009

(23)	Incorporated by reference herein to the Form 8-K (1 of 2) previously filed with the SEC on January 13, 2010

(24)	Incorporated by reference herein to the Form 8-K (2 of 2) previously filed with the SEC on January 13, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	May 14, 2010
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	May 14, 2010
Jonathan R. Read	President and Director

/s/ Barry S. Baer	Chief Financial Officer	May 14, 2010
Barry S. Baer	Principal Accounting Officer and Director

/s/ Dave Kuzma	Director	May 14, 2010
Dave Kuzma

/s/ E. Slade Mead	Director	May 14, 2010
E. Slade Mead

/s/ Jack Smith	Director	May 14, 2010
Jack Smith

/s/Daryl Magana	Director	May 14, 2010
Daryl Magana

/s/Carlton Johnson	Director	May 14, 2010
Carlton Johnson