Form 10-Q
period 2010-06-30
ECOTALITY, INC.
filed 2010-08-16
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number: 000-50983

ECOTALITY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3720 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 992-3000

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☒

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
 Yes ☐    No ☒

There were 9,348,734 shares of common stock outstanding at August 9, 2010.

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3

Financial Statements

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	27

Quantitative and Qualitative Disclosures about Market Risk	35

Controls and Procedures	35

PART II - OTHER INFORMATION	36

Legal Proceedings	36

Risk Factors	36

Unregistered Sales of Equity Securities and use of Proceeds	36

Defaults Upon Senior Securities	36

Submission of Matters to a Vote of Security Holders	36

Exhibits	37

SIGNATURES	38

PART1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations
Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$3,411,589	$1,747,085	$6,111,674	$4,217,284
Cost of goods sold	3,061,504	819,630	5,453,028	2,213,922

Gross profit	350,085	927,455	658,646	2,003,362

Expenses:
Depreciation	149,107	111,337	290,711	250,307
General and administrative expenses	7,768,923	1,543,850	10,008,477	2,886,361
Research and development	51,493	695	64,327	12,162
Total expenses	7,969,520	1,655,880	10,363,513	3,148,830

Operating loss	(7,619,438)	(728,427)	(9,704,869)	(1,145,468)

Other income:
Interest income	8,734	-	23,943	-
Gain on Disposal of Assets	(12,201)	-	(12,201)	9,760
Other Income	317,824	-	317,825	-
Total other income	314,357	-	329,567	9,760

Other expenses:
Interest expense	(322,751)	2,872,418	6,043	3,488,695
Other Expense	-	-	-	-
Total other expenses	(322,751)	2,872,418	6,043	3,488,695

Loss from operations before income taxes	(6,982,330)	(3,600,845)	(9,381,345)	(4,624,403)

Provision for income taxes	-	-	-	-

Net (loss)	$(6,982,330)	$(3,600,845)	$(9,381,345)	$(4,624,403)

Weighted average number of
common shares outstanding - basic and fully diluted	8,960,550	2,522,375	8,629,023	2,610,441

Net (loss) per share-basic and fully diluted	$(0.78)	$(1.43)	$(1.09)	$(1.77)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010	Decenber 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and Cash Equivalents	$13,565,314	$11,824,605
Restricted Cash	672,868	-
Receivables, net of allowance for bad debt of $83,988 and $92,494 as of 6/30/10 and 12/31/09 respectively	1,336,554	1,296,696
Inventory, net of allowance for obsolescence of $292,896 and $335,864 as of 06/30/10 and 12/31/08 respectively	1,166,390	749,492
Prepaid expenses and other current assets	335,906	387,327
Total current assets	17,077,032	14,258,120

Fixed assets, net accumulated depreciation of $4,270,095, and $4,124,431 as of 06/30/10 and 12/31/09 respectively	1,837,812	1,872,347

Goodwill	3,495,878	3,495,878

Total assets	$22,410,724	$19,626,344

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$802,919	$372,982
Accrued liabilities	3,075,203	1,438,177
Total current liabilities	3,878,122	1,811,159

Total LT Debt	287,500	287,500
Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares authorized, 8,416,881 and 8,597,299 shares issued and outstanding as of 06/30/10 and 12/31/09 respectively	8,417	8,597
Common stock, $0.001 par value, 1,300,000,000 shares authorized, 8,994,065 and 6,713,285 shares issued and outstanding as of 06/30/10 and 12/31/09, respectively	8,993	6,712
Common stock owed but not issued; 0 and 2,079,061 shares at 06/30/10 and 12/31/09 respectively	-	2,079
Additional paid-in capital	93,519,127	88,411,074
Subscription receivable	-	(5,000,000)
Retained deficit	(75,226,712)	(65,845,368)
Accumulated Foreign Currency Translation Adjustments	(64,721)	(55,409)
Total stockholders' equity	18,245,103	17,527,685

Total liabilities and stockholders' equity	$22,410,724	$19,626,344

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the 6 Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net Income (loss)	$(9,381,345)	$(4,624,403)
Adjustments to reconcile:
Stock and options issued for services and compensation	5,096,076	95,175
Depreciation	326,164	250,307
Amortization of stock issued for services	-	117,206
Amortization of discount on notes payable	-	765,050
Amortization of Financing Costs	-	2,302,811
Issuance of Letters of Credit	(672,868)
Gain on disposal of assets	12,201	(9,760)
Changes in operating assets and liabilities:
Certificate of Deposit	-	28,044
Accounts Receivable	(39,859)	1,035,426
Inventory	(416,877)	130,330
Prepaid expenses and other	51,416	72,744
Accounts Payable	429,937	(498,612)
Accrued Liabilities	1,637,026	605,875
Net cash provided (used) by operating activities	(2,958,129)	270,193

Cash flows from investing activities
Purchase of fixed assets	(335,347)	(113,882)
Proceeds from sales of fixed assets	31,500	9,761
Net cash provided (used) by investing activities	(303,847)	(104,121)

Cash flows from financing activities

Proceeds from Warrant Exercise	11,999	-
Proceeds from Subscription Receivable	5,000,000	-
Net cash provided (used) by financing activities	5,011,999	-

Effects of exchange rate changes	(9,312)	(9,403)

Net increase (decrease) in cash	1,740,710	156,669
Cash – beginning	11,824,605	327,332
Cash – ending	$13,565,314	$484,002

Supplemental disclosures:
Interest paid	$9,703	$-
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$5,096,074	$95,175
Number of options Issued	945,833
Number of warrants Issued	9,999
Shares of stock issued	1,183	19,167

Stock issued for acquisition	$-	$1,880,000
Shares of stock issued	-	522,222

Amortization of stock issued for services	$-	$117,206

Amortization of discount on notes payable	$-	$765,050

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
 Note 1 – History and organization of the company

The Company was incorporated April 21, 1999 under the laws of the State of Nevada, as Alchemy Enterprises, Ltd.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

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

On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as ECOtality North America).  ECOtality North America designs fast-charge systems for material handling and airport ground support applications.  ECOtality North America also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions.  See note 4 for further information.

On December 6, 2007, the Company acquired through ECOtality North America the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of lift trucks using revolutionary technologies.  See note 4 for further information.

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

On January 7, 2010 the Company established a new, wholly owned subsidiary, ECOtality Australia Pty Ltd., headquartered in Brisbane, Queensland.  This subsidiary will market and distribute battery charging equipment to support on-road vehicles (EV), industrial equipment, and electric airport ground support equipment (GSE).

On May 20, 2010 the Company was listed on the NASDAQ and the ticker symbol was changed from “ETLE” to “ECTY”

The consolidated financial statements as of June 30, 2010 include the accounts of ECOtality Inc., ECOtality Stores, Innergy Power Corporation, ECOtality North America and ECOtality Australia Pty Ltd.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred to herein as the “Company”.

Note 2 — Summary of Significant Accounting Policies

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

Interest income is credited to cash balances as earned.  For the six months ended June 30, 2010 and 2009 interest income was $23,943 and $0 respectively.

Credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At June 30, 2010 and 2009, the Company had approximately $13.3 million and $0.1 million in excess of FDIC insured limits, respectively.

Accounts receivable at June 30, 2010 was $1,336,554, and at June 30, 2009 was $927,646.  At June 30, 2010, we had one customer that represented in excess of 10% of our receivable balance.  This customer had a balance of $182,860. The Company has not experienced material losses in the past from this or any other significant customer and continues to monitor its exposures to minimize potential credit losses. The allowance for doubtful accounts was $83,988 and $114,019 as of June 30, 2010 and 2009, respectively.

Impairment of long-lived assets and intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the six months ended June 30, 2010 and 2009, the Company had no impairment expense.

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns.  As of June 30, 2010 and 2009, management has concluded that no reserve is required for product returns.

The Company warrants a limited number of ECOtality North America products against defects for periods up to 120 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. At June 30, 2010 and 2009 the warranty reserve was $232,723 and $111,692 respectively.  The increase to the reserve was made in response to lengthening the warranty period on several items.

Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  There is no collateral held by the Company for accounts receivable.  The allowance for doubtful accounts was $83,988 and $114,019 as of June 30, 2010 and 2009, respectively.

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Inventory includes material, labor, and factory overhead required in the production of our products.  Inventory obsolescence is examined on a regular basis.  The allowance for obsolescence as of June 30, 2010 and 2009 was $292,896 and $182,487 respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were advertising costs of $0 and $21,298 included in general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively.

Research and development costs
Research and development costs are charged to expense when incurred.  For the six months ended June 30, 2010 and 2009, research and development costs were $64,327 and $12,162, respectively.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the quarter ended June 30, 2010 and 2009, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
For the six months ended June 30, 2010, two Company subsidiaries, Portable Energy De Mexico, and ECOtality Australia Pty. were operating outside the United States of America.   For both entities their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate is used for revenue and expense accounts for each respective period. The resulting translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC topic 718-20 using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months. As of June 30, 2010, no income tax expense has been incurred.

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

Segment reporting
Generally accepted accounting procedures require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores, Innergy Power segment and ECOtality North America segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The ECOtality North America segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECOtality North America holds exclusive patent rights to the ECOtality North America SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, ECOtality North America and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the six months ended June 30, 2010 and 2009 inter-segment sales were $339,373 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$13,565,314	$-	$-	$13,565,314
Accounts receivable	-	1,336,554	-	1,336,554
Accounts payable	-	802,919	-	802,919
Accrued liabilities	-	3,075,203	-	3,075,203
Notes payable	-	287,500	-	287,500
Total	$13,565,314	$5,502,176	$-	$19,067,490

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash and CDs	$11,824,605	$-	$-	$11,824,605
Accounts receivable	-	1,296,696	-	1,296,696
Accounts payable	-	372,982	-	372,982
Accrued liabilities	-	1,438,177	-	1,438,177
Notes payable	-	287,500	-	287,500
Total	$11,824,605	$3,395,355	$-	$15,219,960

 Note 4 - Acquisitions and Goodwill

FuelCellStore.com acquisition
On June 11, 2007, the Company acquired the assets of the FuelCellStore.com, a small web based seller of educational fuel cell products. The FuelCellStore.com product line includes demonstration kits, educational materials, fuel cell systems and component parts.  It also offers consulting services on establishing educational programs for all levels of educational institutions. FuelCellStore.com now operates as a wholly owned subsidiary called ECOtality Stores, Inc. Our consolidated financial statements for the six months ended June 30, 2010 and 2009 include the financial results of ECOtality Stores, Inc.

Innergy Power Corporation acquisition
On October 1, 2007, the Company acquired certain assets of the Innergy Power Corporation and its wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy Power Corporation designs and manufactures standard and custom solar-power and integrated solar-battery solutions for government, industrial and consumer applications. Our consolidated financial statements for the the six months ended June 30, 2010 and 2009  include the financial results of Innergy Power Corporation and its subsidiary.

ECOtality North America acquisition
On November 6, 2007, the Company acquired all the outstanding capital stock of Electric Transportation Engineering Corporation, as well as its affiliated company The Clarity Group (collectively referred to as ECOtality North America). ECOtality North America develops and provides fast-charge systems designed for electric vehicle (EVs and PHEVs), mobile material handling, airport ground support, and marine and transit applications. ECOtality North America also tests and develops plug-in hybrids, advanced battery systems and hydrogen ICE conversions. Our consolidated financial statements for the six months ended June 30, 2010 and 2009 include the financial results of ECOtality North America.

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

The $500,00 was initially payable in monthly installments of $50,000 beginning December of 2007.  The balance remaining at December 31, 2008 was $235,253 and payment of this amount was made on December 11, 2009.

Included in the purchase agreement was a Net Working Capital Adjustment which called for an adjustment to the purchase price to be made via a post-Closing payment from the Sellers to the Buyers or the Buyers to the Seller to the extent that the actual Net Working Capital as of the Closing Date was more or less than the agreed Net Working Capital Target. A reconciliation of actual vs. target net working capital was presented by the Sellers in August 2008 and a TrueUp Payment of $400,000 from the Buyers to the Sellers was agreed to in full satisfaction of this purchase agreement requirement. The true up obligation was an adjustment to the purchase price.  Full payment was made on December 11, 2009 and has been recorded as an increase to Goodwill of $400,000.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed on their preliminary estimated fair values at the date of the acquisition.  The excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the fair value of assets as part of the acquisition with eTec:

Tangible assets acquired, net of liabilities assumed	$1,941,315
Goodwill	3,495,878
$5,437,193

The Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing in 2008, no impairment was taken in the year ended December 31, 2008.  In December 2009 and at June 30, 2010, the Company reviewed the goodwill for impairment performing the necessary testing for recoverability of the asset and measuring its fair value.   This testing again revealed current, historic, and future (projected) positive cash flows supporting the full amount of goodwill.  As a result of this testing no impairment was taken in the six months ended June 30, 2010 nor in the year ending December 31, 2009.

Minit-Charger acquisition
On December 6, 2007 the Company acquired through eTec the Minit-Charger business of Edison Enterprises. Minit-Charger makes products that enable fast charging of mobile material handling equipment using revolutionary proprietary technologies.

Note 5 – Fixed assets

Fixed assets as of June 30, 2010 and at December 31, 2009 consisted of the following:

	At June 30, 2010	At December 31, 2009
Equipment	$3,239,044	$3,200,649
Buildings	575,615	575,615
Vehicles	1,191,937	1,282,577
Furniture & Fixtures	168,474	100,883
Leasehold improvements	731,936	704,911
Computer Software	200,901	132,144
	6,107,907	5,996,778
Less: accumulated depreciation	(4,270,095)	(4,124,431)
	1,837,812	1,872,347

Depreciation expense totaled $290,711 and $250,307, for the six months ended June 30, 2010 and 2009 respectively.

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

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. As of December 31, 2008, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.  This balance was paid in full on December 11, 2009 and $0 was reflected in the financial statements on June 30, 2010.

NOVEMBER AND DECEMBER 2007 DEBENTURES & SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $18 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 163,399 shares of the Company’s common stock with an exercise price of $19.20. The warrants were exercisable immediately upon issue. The Warrants were to expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $19.20, market price of $13.20-$19.20, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount was being amortized over the loan term.  As of December 31, 2009 the total discount was fully amortized and recorded as interest expense.  $0 was remaining at June 30, 2010.

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

IMPACT OF OCTOBER 2008 TRUE-UP (REQUIRED BY THE AUGUST 2008 WAIVER) TO THE FINANCIAL STATEMENTS
On October 17, 2008, a purchase price true up with Innergy was completed, whereby we satisfied our purchase price obligation to Innergy in the form of a share issuance (please see Note 4 for details).  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required us to immediately reset their warrant exercise price of $9.00 to the VWAP in place at the time of the Innergy True up of $3.60, as well as to change their debt conversion rate from the previous $9.00 to $3.60.  This true up also required the issuance of new warrants to allow the denture holders to maintain their previous aggregate exercise price following the update.  The calculation for this change to our debenture debt is outlined below.  All related charges were immediately charged to interest expense.

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

MARCH 2009 AMENDMENT TO THE DEBENTURES
 On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”)  (aggregate principal amount equal to $4,117,649) and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”)  (aggregate principle amount equal to $1,764,707).  The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”), and BridgePointe Master Find Ltd. (“BridgePointe”)(individually referred to as “Holder” and collectively as the “Holders”). The Agreement’s effective date is January 1, 2009.

MARCH 2009 WAIVER PROVISIONS:
In exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which deferred  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

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

Included in accrued liabilities was $104,753 of accrued interest relating to the debentures at March 31, 2009, and $0 at June 30, 2010.

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

1.
The change in value of the restated debenture warrants related to the reset of the exercise price (see #9 above) was calculated using the Black Scholes Model using the following assumptions: Strike Price $0.06 (old) and $0.01 (new), Stock Price $0.11 (price on date of agreement), time 162.34 days Volatility 162.34%, Risk Free Interest Rate 3.10%. The increase in value calculated totaled $887,843.  This amount was added to additional paid in capital, and a contra-equity account for “Unamortized Financing Charges” was established as the offset.  The portion of the Unamortized Financing Charges” that was charged to interest expense through September 30, 2009 was $532,706.  The remaining $355,137 was expensed over the remainder of the waiver period (October through December 2009).

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

As of June 30, 2010  a liability had been accrued of  $641,409 in anticipation of  a potential penalty related to the registration rights agreement as included in the October 31 Securities Purchase Agreement (SPA).  This agreement’s provisions called for the filing of a registration statement within 45 days of the SPA being signed.  For reasons largely outside Management’s control, this filing was delayed.   In recognition of this circumstance, a waiver of all penalties was signed by the affected investors and the accrued penalty was reversed in the quarter ended June 30, 2010.  This reversal was recorded as a reduction of interest expense for the portion of the penalty accrued and expensed to interest in 2010 ($323,910), and the portion of the penalty accrued and expensed in 2009 ($317,499) was recorded as “other income”.

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

The balance of the debenture debt at June 30, 2010 was $0.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but was extended to April 20, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line were due and payable in full on April 20, 2009. The balance of the note payable was $450,000 at December 31, 2008.  This balance was paid in full on December 11, 2009.

Interest expense totaled ($322,751) for the quarter and $6,043 for the six months ended June 30, 2010.  The negative interest expense in the quarter reflects the reversal of the portion of a penalty for a delayed filing of our S-1 that was accrued and expensed in 2010.  This penalty was related to the October 2009 Securities Exchange agreement and called for the filing of an S-1 within 45 days of the signing of that document.  This filing was delayed largely due to circumstances outside management’s control.  For this reason, the affected shareholders waived the penalty and the total associated accrued liability of $641,409 ($317,499 accrued in 2009 and $323,910 in 2010) has been reversed.  The 2009 portion of the accrual ($317,499) was recorded as other income.

Note 7 – Stockholders’ equity

The Company is authorized to issue 1,300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

Common Stock

On August 8, 2008 the Company entered into a contract for services with vendor that called for the issuance of 6,500 shares of the Company’s $0.001 common stock.  These shares were valued at $54,900 and were expensed over the life of the contract.  At December 31, 2008 $22,750 had been expensed leaving a balance of $31,850 in prepaid services.  In the nine months ended September 30, 2009 the remaining $31,850 was expensed leaving a balance of $0 in prepaid services at December 31, 2009.

There were 2,157,048 shares of common stock issued and outstanding at December 31, 2008.

On December 6, 2007 the Company acquired through ECOtality North America the Minit-Charger business of Edison Enterprises. The fair market value of the transaction was $3,000,000. The company paid $1,000,000 in cash and issued 33,333 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $60 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of 522,222 shares of ECOtality’s $0.001 par value common stock.

In March 2009 the Company issued 17,917 shares of the Company’s $0.001 common stock in satisfaction of $90,000 in accounts payable owed to two service vendors.

On April 13, 2009 1,250 shares of common stock owed in 2008 were issued to an employee in accordance with an employment agreement.

For the year ended December 31, 2009, 16,667 shares of common stock valued at $260,000 were issued and 16,667 were owed in return for professional services.

19,895 shares were issued to Corporate Headquarter employees as compensation.  These awards were valued at $128,987 and approved by the Board and were issued in recognition of performance during the year ended December 31, 2009.

On October 31, 2009, ECOtality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Company's Common Stock at a purchase price of $7.20 per share.  $20,500,000 was raised pursuant to the Purchase Agreement in the year ended December 31, 2009.   Total fees to brokers associated with the capital raise were $1,204,935 in cash as per their contracted fee agreements.  $15,500,000 was received in the year ended December 31, 2009.  1,458,330 Shares were issued in 2009 in satisfaction of $10,500,000 of the investment received.  The the remaining $5,000,000 received in 2009 and an additional $5,000,000 subscribed in 2009 were related to a single investor.  To capture the partial receipt and outstanding commitment, a subscription receivable of $5,000,000 and 1,388,889 shares owed but not issued were recorded at December 31, 2009 and were subsequently issued upon receipt of the second half of the investor's total $10,000,000 investment in January of 2010.  At June 30, 2010 all related shares were issued and outstanding.  In addition to the shares and fees described above, the purchase agreement called for the issuance of 2,847,222 warrants to the new investors and 163,194 warrants to the brokers involved in the capital raise, as part of the contractual fee agreements.  These are five year warrants with an exercise price of $9.00 and were issued November 10, 2009.

On September 30, 2009, triggering conditions were met under the management incentive plan (established as part of the May 15, 2009 amendment to the debentures) resulting in the grant of an equity award to Mr. Jonathan Read valued at $8.1 million. This award, originally stated in terms of warrants was never issued, was subsequently revised and reduced, with final grant and award of 673,505 shares of the Company’s $0.001 par value common stock being granted to Mr. Read on January 15, 2010, with final issuance of the shares on January 27, 2010. The value of the final award was calculated at the time of the issuance of the shares on January 27, 2010. The share price on that date was $5.50 for total compensation of $3,704,278. At December 31, 2009 the full amount of the original award of $8.1 million was recorded in additional paid in capital and the shares were shown as owed but not issued. At June 30, 2010 the 673,505 shares are issued and outstanding.  The award amount booked to additional paid in capital was not reduced from the original $8.1 million estimate to the $3.7 million final award value in compliance with GAAP.

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

There were 8,872,474 shares of Common Stock outstanding and 0 shares were owed but not issued at March 31, 2010.

On April 7, 2010, 83 shares were issued to an employee in accordance with an employment agreement.

On April 8, 2010, 1,100 shares were issued to a consultant in accordance with a contractual agreement.

On April 21, 20,418 shares of preferred stock were converted in exchange for the issuance of 20,418 shares of common stock.

On April 27, 2010 100,000 shares of preferred stock were converted in exchange for the issuance of 100,000 shares of common stock.

10 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 8,994,065 shares of Common Stock outstanding and 0 shares were owed but not issued at June 30, 2010.

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

On March 3, 2010 BridgePointe Master Fund converted 60,000 shares of their Preferred Stock into 60,000 shares of Common Stock.

There were 8,537,299 shares of Series A Convertible Preferred Stock outstanding at March 31, 2010.

On April 21, 2010 Glenwood Capital converted 20,418 shares of their Preferred Stock into 20,418 shares of Common Stock.

On April 27, 2010 BridgePointe Master Fund converted 100,000 shares of their Preferred Stock into 100,000 shares of Common Stock.

There were 8,416,881 shares of Series A Convertible Preferred Stock outstanding at June 30, 2010.

Note 8 – Options and Warrants

At December 31, 2008, there were 914,812 warrants outstanding.

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

In conjunction with the new July 2 debentures discussed more fully in Note 6, the November and December 2007 debenture holders surrendered 720,128 warrants in compliance with the June 30th True Up requirement contained in the May 15, 2009 debenture waiver.

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

During the year ended December 31, 2009: 26,665 five year warrants with an exercise price of $0.60 were issued to two consultants in accordance with their contractual agreements, 17,615 five year warrants with an exercise price of $0.60 were issued to Brookstreet Investors in satisfaction of anti-dilution provisions as outlined in their Securities Purchase Agreements, and 105,693 warrants with an exercise price of $0.60 were cashless exercised by Brookstreet Investors in return for 98,610 shares of common stock.

On October 31, 2009, ECOtality, Inc. (“ECOtality” or the “Company”) signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all 6,455,083 related warrants into an aggregate of 8,597,299 shares of Series A Convertible Preferred Stock.

In the six months ended June 30, 2010, 18,332, 5 year warrants with an exercise price of $0.60 were issued to a consultant in accordance with contract terms (valued at $51,036 using the Black Scholes Model) and 19,998 warrants with an exercise price of $0.60 were exercised by consultants for cash.

The following is a summary of the status of the Company’s stock warrants*:

*This table previously contained both warrants and employee options.  The options have been removed from the table to be disclosed separately going forward, resulting in a reduction in the outstanding number of shares in the warrant table by 49,167 starting in December of 2008.

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2008	914,812	$8.40
Granted	11,694,061	$2.76
Exercised	(8,817,722)	$0.60
Cancelled	(720,128)	$0.60
Outstanding at December 31, 2009	3,071,023	$9.71
Granted	9,999	$0.60
Exercised	(19,998)	$0.60
Cancelled	-	$0.60
Outstanding at June 30, 2010	3,061,024	$9.71

	STOCK WARRANTS OUTSTANDING
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$74.40-$85.20	31,665	1.17	$81.66
$21.00	2,281	1.33	$21.00
$9.00	3,010,412	4.36	$9.00
	3,061,024	4.32	$9.71

		STOCK WARRANTS EXERCISABLE
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$74.40-$85.20	31,665	1.17	$81.66
$21.00	2,281	1.33	$21.00
$9.00	3,010,412	4.36	$9.00
	3,061,024	4.32	$9.71

Options:

At December 31, 2008, there were 49,164 options outstanding.

On April 16, 2010 the Company’s outside directors received a total of 70,500 10 year options to purchase Common Stock at a $4.60 exercise price (the closing market price on that date).  These options were valued at $321,974 using the Black Scholes Model (time 1,825 days, volatility 237.55%, risk free rate 3.83%). These options were issued in accordance with a Director’s Compensation package implemented in the first quarter of 2010.

On April 26, 2010, Management and Employees were awarded a total of 767,000 ten year options to purchase Common Stock at a $5.39 exercise price (the closing market price on that date).  These options were valued at $4,103,834 using the Black Scholes Model (time 1,825 days, volatility 236.92%, risk free rate 3.83%). These options were issued at the direction of the Board of Directors in an employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

On June 14, 2010 an additional 100,000 10 year options were issued to Management and Employees to purchase Common Stock at a $6.19 exercise price (the closing market price on that date).  These options were valued at $613,570 using the Black Scholes Model (time 1,825 days, volatility 232.85%, risk free rate 2.07%). These options were issued at the direction of the Board of Directors as outlined in the employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

At June 30, 2010, there were 986,664 options outstanding with a weighted average exercise price of $5.61 and weighted average remaining life of 8.79 years.

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

The provision for income taxes consist of the following:

	As of December 31,
	2009	2008
Current tax	$-	$-
Benefits of operating loss carry forward	3,295,000	3,780,000
Change in valuation allowance	(3,295,000)	(3,780,000)
Provision for income tax	$-	$-

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

For financial reporting purposes, the Company has incurred a loss since inception to June 30, 2010.  Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the deferred tax asset will not be fully realized and has therefore provided a valuation allowance for the full amount of the deferred tax assets.

The federal and state statutory income tax rate of 34% has been fully offset by the change in the valuation allowance during the quarters ended June 30, 2010 and 2009.  The effective income tax rate of the Company over these years is 0%.

Note 10– Commitments and contingencies

As of June 30, 2010, the Company has eleven leases in effect for operating space.  Future obligations under these commitments are $194,540 for the remainder of 2010, $396,238 for 2011, $404,240 for 2012, $190,589 for 2013, $129,159 for 2014, $109,175 for 2015.

In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 and the second June 12, 2010, both of which have been accrued (total of $39,267 net allowable reductions) through the six months ended June 30, 2010.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Note 11 – Segment Reporting

Generally accepted accounting procedures  require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores, Innergy Power segment and ECOtality North America segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The ECOtality North America segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECOtality North America holds exclusive patent rights to the ECOtality North America SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, ECOtality North America and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the six months ended June 30, 2010 and 2009 inter-segment sales were $339,373 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter and the six months ended June 30, 2010 and 2009 is as follows:

THREE MONTHS ENDED JUNE 30, 2010
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TOTAL
Total net operating revenues	$2,925,941	$291,654	$193,994	$3,411,589
Depreciation and amortization	$109,638	$1,012	$890	$111,540
Operating income (loss)	$(4,178,933)	$(108,819)	$53,683	$(4,234,069)
Interest Income (expense)	$(74)	$-	$-	$(74)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(4,191,208)	$(108,819)	$53,683	$(4,246,344)
Corporate Overhead Allocation	$(2,314,293)	$(230,686)	$(153,441)	$(2,698,419)
Segment Income / (Loss)	$(6,505,501)	$(339,505)	$(99,758)	$(6,944,764)

Not Included in segment income:
Depreciation on Corporate Assets				$37,567
Reported Net income after tax				$(6,982,330)
Capital Expenditures	$114,651	$-	$-	$114,651

Total segment assets - excluding intercompany receivables	$4,711,355	$367,447	$273,535	$5,352,337
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

THREE MONTHS ENDED JUNE 30, 2009
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TOTAL
Total net operating revenues	$1,020,473	$572,008	$154,604	$1,747,085
Depreciation and amortization	$75,845	$1,471	$889	$78,205
Operating income (loss)	$(142,339)	$128,710	$13,696	$67
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(142,339)	$128,710	$13,696	$67
Corporate Overhead Allocation	$2,083,942	$1,168,117	$315,722	$3,567,781
Segment Income / (Loss)	$(2,226,281)	$(1,039,407)	$(302,026)	$(3,567,713)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(3,600,845)
Capital Expenditures	$109,725	$-	$-	$109,725

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,639

SIX MONTHS ENDED JUNE 30, 2010
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TOTAL
Total net operating revenues	$5,074,693	$639,109	$397,873	$6,111,674
Depreciation and amortization	$214,739	$1,981	$1,779	$218,499
Operating income (loss)	$(5,167,729)	$(58,387)	$100,617	$(5,125,500)
Interest Income (expense)	$(106)	$-	$-	$(106)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(5,180,036)	$(58,387)	$100,617	$(5,137,807)
Corporate Overhead Allocation	$(3,463,568)	$(436,203)	$(271,555)	$(4,171,327)
Segment Income / (Loss)	$(8,643,605)	$(494,590)	$(170,939)	$(9,309,134)

Not Included in segment income:
Depreciation on Corporate Assets				$72,212
Reported Net income after tax				$(9,381,345)
Capital Expenditures	$335,347	$-	$-	$335,347

Total segment assets - excluding intercompany receivables	$4,711,355	$367,447	$273,535	$5,352,337
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

SIX MONTHS ENDED JUNE 30, 2009
			FUEL CELL
	ETEC	INNERGY	STORE	TOTAL
Total net operating revenues	$2,795,559	$1,050,822	$370,903	$4,217,284
Depreciation and amortization	$179,355	$2,926	$1,780	$184,061
Operating income (loss)	$(193,319)	$265,070	$61,344	$133,095
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(183,559)	$265,070	$61,344	$142,855
Corporate Overhead Allocation	$2,898,282	$1,387,778	$414,952	$4,701,012
Segment Income / (Loss)	$(3,081,841)	$(1,122,708)	$(353,608)	$(4,558,157)

Not Included in segment income:
Depreciation on Corporate Assets				$66,246
Reported Net income after tax				$(4,624,403)
Capital Expenditures	$113,882	$-	$-	$113,882

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,639

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

Please refer to Note 7 and 8 for information on equity awards to employees and directors.

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued, and determined that there are no subsequent events to record, and the following subsequent events to disclose:

On July 7, 2010 a Preferred Shareholder converted 116,472 Preferred Shares into 116,472 shares of Common Stock.

On July 23, 2010 a Preferred Shareholder converted 31,328 Preferred Shares into 31,238 shares of Common Stock.

On July 31, 2010 Preferred Shareholders converted 206,984 Preferred Shares into 206,984 shares of Common Stock.

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

Business Development and Summary

ECOtality is a leader in clean electric transportation and storage technologies The primary focus of the Company is to facilitate and establish a robust  electric vehicle (“EV”) charging infrastructure throughout the world in anticipation of the broad commercialization of plug-in hybrid electric vehicles (“PHEVs”) and battery electric vehicles (“BEVs”) .  With nearly two-decades of industry expertise in EV technologies, the U.S. Department of Energy (“DOE”) awarded ECOtality’s wholly-owned subsidiary, ECOtality North America (formerly known as Electric Transportation Engineering Corporation or “eTec”), approximately $114.8 million in matching grants to undertake the largest deployment of electric vehicles and charging infrastructure in U.S. history.  As the sole project manager of the total $230 million public-private initiative known as “The EV Project,” the Company believes it is uniquely positioned to capture a significant share of the market for electric vehicles and charging solutions.

Through The EV Project, ECOtality is leading the first large-scale deployment of smart EV chargers for grid-tied electric vehicles.  This smart infrastructure will feature real time connectivity, programmable charging time and a robust media interface model that gives consumers added control of their charging beyond “on” or “off” and allows for interaction with utilities’ demand response initiatives and smart meter roll outs. The charging network is expected to support the initial launch of over 5,700Nissan Leaf batter electric vehicles (BEVs) and 2,600 Chevrolet Volt range extended electric vehicles (REEVs) and will deploy approximately  15,000 charging stations in sixteen U.S. cities across six states and the District of Columbia beginning in the fourth quarter of 2010.  The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread deployment of electric vehicles in the U.S. and internationally as well as to identify commercially viable business models to create a sustainable EV charging industry.  The Company believes that leading the world’s largest EV infrastructure project gives the Company unparalleled and distinct competitive advantages that will support our global business development initiatives into the future.  Operationally, The EV Project enables ECOtality to further develop its industry leading smart charging technologies and should serve as a platform to establish future revenue opportunities through commercial relationships with national retailers and partners throughout the electric vehicle value chain.  Beginning in late 2010 as part of The EV Project, our charging infrastructure is expected to be deployed in major metropolitan areas including Phoenix and Tucson, Arizona, Los Angeles and San Diego, California, Dallas, Fort Worth and Houston, Texas, Seattle, Washington, Portland, Eugene, Salem, and Corvallis, Oregon, Nashville, Knoxville and Chattanooga, Tennessee and Washington, DC.

ECOtality plans to deploy its newly launched “Blink” brand of electric vehicle smart chargers for both Level 2 charging (240V)  and Level 3 DC Fast Charging (480V), through The EV Project beginning in late 2010.  Blink chargers are currently available in two models, an in-home residential wall-mounted unit and a commercial stand-alone charger that can be easily installed at various points of interest, such as in a retailer’s parking lot.  ECOtality intends to introduce the Blink Level 3 model which can deliver a full charge in under 30 minutes (depending upon the battery size), or four to six times faster than can be achieved with conventional chargers, with battery life that is equal to or longer than those using traditional battery charging methods.  Blink can be optimized to fast-charge on-road batteries of all chemistries, while controlling battery temperature and avoiding the negative effects of overcharging.  Blink is programmable to charge the vehicle when electricity rates are lowest, providing energy and cost efficiencies, and can be formatted to link directly to participating public utilities for monitoring and billing.  Blink can also be controlled remotely through web and smart-phone applications. The Blink system is fully interactive with color touch screens delivering information, third-party media and connectivity to network headquarters. Through its ability to operate a national network, as well as enterprise networks, Blink should provide an array of applications for the monetization of the charging space for hosts and network operators. Blink Level 2 chargers for commercial and residential use are expected to be available for retail in the late 4th quarter of 2010 and the Blink DC Fast Charger will be available for retail in the first half of 2011.

While we are currently focused on successfully leading The EV Project in the United States, we are also pursuing EV charging infrastructure opportunities around the world, particularly in China, Australia and Europe.  We recently announced two strategic joint ventures with China-based Shenzhen Goch Investment Limited to manufacture, assemble and sell EV charging equipment in China.  These joint ventures make us the first EV charging solutions provider in China, representing an enormous growth opportunity for the Company as China is expected to lead the world in purchases of electric vehicles.

In addition to on-road applications, ECOtality specializes in providing EV smart chargers for airport ground support vehicles and material handling equipment. ECOtality offers DC Fast Charging systems, which have been installed at over 6,000 charging stations and powering electric ground support equipment at airports across North America and electric material handling equipment at warehouses and shipping facilities of industry-leading companies such as including Costco, ConAgra Foods, Kimberly-Clark, The Home Depot, Pepsi and Toyota.

ECOtality is also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems.  Through ECOtality subsidiary, Innergy Power Systems, we manufacture patented ThinLine sealed lead rechargeable batteries and fiberglass reinforced panel solar modules.  Innergy’s product line is focused on solar energy products for off-grid power in a broad range of applications for emergency preparedness and recreation.  Through the ECOtality Stores subsidiary, we operate an e-commerce marketplace that offers a range of educational and small commercial fuel cell products and consulting services.

ECOtality’s technology portfolio is linked through our ability to deliver a broad set of alternative energy solutions to a variety of energy consumers.  We operate with a commercial “electro-centric” strategy and plan to continue to pursue additional technologies and companies focused on the creation, storage, and/or delivery of clean or renewable electric power.  ECOtality’s technologically diverse, multi-product platform should enable us to effectively mitigate the uncertainty of clean technology demands and regulatory changes.

While we are positioned favorably to meet our obligations in the early stages of the DOE contract, we have a requirement for additional capital that we have publically disclosed.  We intend to seek the necessary capital prior to the end of 2010 that will allow us to complete our obligations related to the DOE contract.  It has not been determined whether this requirement will be met through debt or an equity raise.

Status of any announced new product or service

On January 8, 2009 ECOtality announced its EV Microclimate Program. It is an integrated turnkey program that provides a blueprint for a comprehensive Electric Vehicle infrastructure system.  As part of this program ECOtality works with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation.  The implementation of an EV Micro-Climate includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with a n EV Micro-Climate.  As part of the process, ECOtality will assist the automotive manufactures with the  installation of home charging systems in car owners’ homes (or in public areas) in advance of vehicle delivery, as well as install fast charging systems in strategic locations (ie fuel stations, grocery stores, shopping areas)

On July 27, 2010, ECOtality launched the new Blink brand of electric vehicle smart chargers for both Level 2 charging (240V) and Level 3 DC Fast Charging (480V), which will be brought to market through The EV Project beginning in late 2010.  Blink Level 2 chargers are currently available in two models, an in-home residential wall-mounted unit and a commercial stand-alone charger that can be easily installed at various points of interest, such as in a retailer’s parking lot. ECOtaloity intends to introduce the Blink Level 3 model which can deliver a full charge in under 30 minutes (depending upon the battery size), or four to six times faster than can be achieved with conventional chargers, with battery life that is equal to or longer than those using traditional battery charging methods.  Blink can be optimized to fast-charge on-road batteries of all chemistries, while controlling battery temperature and avoiding the negative effects of overcharging.  Blink is programmable to charge the vehicle when electricity rates are lowest, providing energy and cost efficiencies, and can be formatted to link directly to participating public utilities for monitoring and billing.  Blink can also be controlled remotely through web and smart-phone applications. The Blink system is fully interactive with color touch screens delivering information, third-party media and connectivity to network headquarters. Through its ability to operate a national network, as well as enterprise networks, Blink should provide an array of applications for the monetization of the charging space for hosts and network operators. Blink Level 2 chargers for commercial and residential use are expected to be available for retail in the late 4th quarter of 2010 and the Blink DC Fast Charger will be available for retail in the first half of 2011.

Segment Information

Generally accepted accounting procedures require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores, Innergy Power segment and ECOtality North America segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The ECOtality North America segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECOtality North America holds exclusive patent rights to the ECOtality North America SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality/Fuel Cell Store, ECOtality North America and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the six months ended June 30, 2010 and 2009 inter-segment sales were $339,373 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter and six months ended June 30, 2010 is as follows:

THREE MONTHS ENDED JUNE 30, 2010
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TOTAL
Total net operating revenues	$2,925,941	$291,654	$193,994	$3,411,589
Depreciation and amortization	$109,638	$1,012	$890	$111,540
Operating income (loss)	$(4,178,933)	$(108,819)	$53,683	$(4,234,069)
Interest Income (expense)	$(74)	$-	$-	$(74)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(4,191,208)	$(108,819)	$53,683	$(4,246,344)
Corporate Overhead Allocation	$(2,314,293)	$(230,686)	$(153,441)	$(2,698,419)
Segment Income / (Loss)	$(6,505,501)	$(339,505)	$(99,758)	$(6,944,764)

Not Included in segment income:
Depreciation on Corporate Assets				$37,567
Reported Net income after tax				$(6,982,330)
Capital Expenditures	$114,651	$-	$-	$114,651

Total segment assets - excluding intercompany receivables	$4,711,355	$367,447	$273,535	$5,352,337
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

THREE MONTHS ENDED JUNE 30, 2009
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TOTAL
Total net operating revenues	$1,020,473	$572,008	$154,604	$1,747,085
Depreciation and amortization	$75,845	$1,471	$889	$78,205
Operating income (loss)	$(142,339)	$128,710	$13,696	$67
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$-	$-	$-	$-
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(142,339)	$128,710	$13,696	$67
Corporate Overhead Allocation	$2,083,942	$1,168,117	$315,722	$3,567,781
Segment Income / (Loss)	$(2,226,281)	$(1,039,407)	$(302,026)	$(3,567,713)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(3,600,845)
Capital Expenditures	$109,725	$-	$-	$109,725

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,639

SIX MONTHS ENDED JUNE 30, 2010
	ECOTALITY
	NORTH		FUEL CELL
	AMERICA	INNERGY	STORE	TO TAL
Total net operating revenues	$5,074,693	$639,109	$397,873	$6,111,674
Depreciation and amortization	$214,739	$1,981	$1,779	$218,499
Operating income (loss)	$(5,167,729)	$(58,387)	$100,617	$(5,125,500)
Interest Income (expense)	$(106)	$-	$-	$(106)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(5,180,036)	$(58,387)	$100,617	$(5,137,807)
Corporate Overhead Allocation	$(3,463,568)	$(436,203)	$(271,555)	$(4,171,327)
Segment Income / (Loss)	$(8,643,605)	$(494,590)	$(170,939)	$(9,309,134)

Not Included in segment income:
Depreciation on Corporate Assets				$72,212
Reported Net income after tax				$(9,381,345)
Capital Expenditures	$335,347	$-	$-	$335,347

Total segment assets - excluding intercompany receivables	$4,711,355	$367,447	$273,535	$5,352,337
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

SIX MONTHS ENDED JUNE 30, 2009
			FUEL CELL
	ETEC	INNERGY	STORE	TO TAL
Total net operating revenues	$2,795,559	$1,050,822	$370,903	$4,217,284
Depreciation and amortization	$179,355	$2,926	$1,780	$184,061
Operating income (loss)	$(193,319)	$265,070	$61,344	$133,095
Interest Income (expense)	$-	$-	$-	$-
Gain / (Loss) on disposal of assets	$9,760	$-	$-	$9,760
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(183,559)	$265,070	$61,344	$142,855
Corporate Overhead Allocation	$2,898,282	$1,387,778	$414,952	$4,701,012
Segment Income / (Loss)	$(3,081,841)	$(1,122,708)	$(353,608)	$(4,558,157)

Not Included in segment income:
Depreciation on Corporate Assets				$66,246
Reported Net income after tax				$(4,624,403)
Capital Expenditures	$113,882	$-	$-	$113,882

Total segment assets - excluding intercompany receivables	$2,448,983	$585,398	$195,742	$3,230,123
Other items Not included in Segment Assets:
Goodwill				$3,495,878
Other Corporate Assets				$844,638
Total Reported Assets				$7,570,639

Employees

As of June 30, 2010 we had 98 employees, including 12 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

We anticipate the need to add significant numbers of full- or part- time employees over the next 12 months per the award of the Stimulus Department of Energy related contracts.  We plan to outsource the research and development and production of our products when cost effective to do so.

Results of Operations

QUARTER ENDED JUNE 30, 2010, COMPARED WITH QUARTER ENDED JUNE 30, 2009

CONSOLIDATED RESULTS

Since January 1, 2008, we have been transitioning from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure. Beginning January 2009, we initiated additional efforts to strengthen our financial viability including steps to reduce or eliminate our debt structure, obtain additional working capital, establish strong partnerships and secure federal stimulus contracts. Thus, the variations reflected in our results of operations when comparing the quarter ended June 30, 2010 to the quarter ended June 30, 2009 and described below reflect these steps as well as this transformation and the impact of the global economic slowdown.

In the quarter ended June 30, 2010, we had revenues of $3,411,589 compared to the quarter ended June 30, 2009 of $1,747,085.  The increase in revenue is largely related to the effect of our ramp up of work on our recently awarded contract with the US Department of Energy (DOE).  The cost of goods sold percentage for the quarter ending June 30, 2010 was 90% leaving us with a gross profit of $350,085. Our gross margin was down 43% from the same period prior year of 53%.  This reduction is directly related to the nature of our cost reimbursement contract with the DOE.  This contract provides for a cost match of 50%, which is expected to continue to reduce our gross margin in the early stages of the contract pending the launch of electric vehicles in 4 th quarter 2010.

Total operating expenses during the three months ended June 30, 2010 were $7,969,520 compared to $1,655,880 for the three months ended June 30, 2009, a 79% increase over prior year.  This increase reflects costs associated with our recent listing on the NASDAQ stock exchange and our S-1 (Registration Statement) and proxy filing as well as continued staffing and other start up expenses to service the contract with the DOE.  These costs include but are not limited to expanding office space, recruiting and hiring new employees and related administrative efforts at both our ECOtality North America subsidiary and our corporate headquarters. We incurred expenses in the form of increased staffing for the new offices established in the EV Project cities in line with our budget projections that will in accordance with our DOE contract be reimbursed in subsequent fiscal quarters.  In addition, the Board Compensation Committee implemented an employee equity incentive program for 2010 to ensure continuity in key leadership and line staff positions critical to our execution of the contract.  The Board also adopted a new compensation program for independent directors comparable to companies of like size.  Both of these programs took effect in the quarter ending June 30, 2010. General and administrative expenses were $7,768,923 or 97% of total operating expenses for the three months ended June 30, 2010 compared with $1,543,850 or 93% for the three months ended June 30, 2009. Details around the changes in these expenses are described below:

Professional fees were $242,106 for the three months ended June 30, 2009 compared with $14,225 for the three months ended June 30, 2009.  This increase is attributable to the costs to be listed on NASDAQ and to secure services from an outside consulting firm to advise the board compensation committee on the appropriate compensation plans for employees and outside directors.  It also includes other outsourced human resource activities to support our growing employee base and IT costs to facilitate strong communications between our new and existing office locations. New media, marketing, advertising and investor and public relations expenses were $141,860 for the three months ended June 30, 2009 compared with $17,211 for the three months ended June 30, 2009.  The spend in 2010 is related to outsourced branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend.  Legal fees were $184,418 for the quarter ended June 30, 2010 compared with $159,645 for the quarter ended June 30, 2009.  While legal spend in both years has been substantial, each of these figures were driven by different business issues.  In 2009 much of our legal fees were attributable to managing our debt.  In contrast, for the quarter ending June 30, 2010 our legal fees are related to efforts around registering shares for the investors who supported us in our recent capital raise and continuing to establish and protect our Intellectual Property (IP) including the expansion of these IP protections into targeted international markets. Accounting fees were $48,500 for the quarter ended June 30, 2010, and for the quarter ended June 30, 2009.  Accounting fees in both periods are attributable to our financial statement audits which were negotiated to be flat for those periods.  Executive compensation was $3,046,661 for the three months ended June 30, 2010 compared with $201,126 for the three months ended June 30, 2009. The increase is directly attributable to equity based (in the form of stock options vs. cash based) compensation for our employees.  This compensation plan is directly related to recommendations by an outside consulting firm and our Board Compensation Committee who were engaged to ensure our employee incentive plans are on par with similarly situated companies and that they clearly align rewards for executive and non-executive management and staff with the expectations of our shareholders.  Depreciation expense was $149,107 for the quarter ended June 30, 2010 compared to $111,337 for the quarter ended June 30, 2009.  All other general and administrative (G&A) spending totaled $4,105,378 for the three months ended June 30, 2010 compared to $1,103,143 for the three months ended June 30, 2009.  The increase in all other G&A is primarily driven by the extension of the equity incentive plan discussed above to executive and non-executive management and line staff employees to ensure engagement and continuity of the workforce responsible for the effective execution of our business plan and the fulfillment of our DOE contract obligations.

Expenses for research and development totaled $51,493 for the three months ended June 30, 2010 compared to $695 for the three months ended June 30, 2009.   Expenses for R&D, while higher than previous year, are anticipated to remain relatively low.  Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a focus on research and development activities, and expect to continue to incur additional research and development costs, although at a low rate, for the foreseeable future.

Our operating loss was $7,619,438 for the quarter ended June 30, 2010 compared with a loss of $728,427 for the quarter ended June 30, 2009.  Unlike 2009, the loss in the second quarter of 2010 is influenced primarily by our investment in our business and workforce, vs. the significant costs of debt service that we experienced in 2009.

For the quarter ended June 30, 2010, we earned interest income in the amount of $8,734 compared with $0 for the quarter ended June 30, 2009.

Interest expense was ($322,751) for the three months ended June 30, 2010 compared to $2,872,418 for the three months ended June 30, 2009.  The amount in second quarter 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007.  For second quarter 2010 the amount is attributable to the reversal of a penalty associated with our obligation to file an S-1 within a short time frame following our capital raise in October. Due to circumstances largely outside our control we were unable to meet the filing deadline.  Management was able to successfully secure a waiver agreement due to these extenuating circumstances resulting in the total penalty being waived prior to this filing.  This waiver also accounts for the 317,824 of other income.  This amount is the portion of the penalty expensed and accrued in 2009.  We had a gain on disposal of assets of 12,201 in the three months ended June 30, 2010, there were no assets disposed of in the quarter ended June 30, 2009.

Our net loss after other income and expenses was $6,982,330 for the quarter ended June 30, 2010 compared to a loss of $3,600,845 for the quarter ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2010, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

It is difficult to compare the six months ended June 2010 results to the same period in 2009 as during the six months ended June 30, 2010 we have been wholly engaged in ramping up the organization to service our new DOE contract, to successfully become listed on a national stock exchange (NASDAQ), and to refocus the business, now free from debenture debt, on pursuing new opportunities to capitalize on our strong position as a leader in electric vehicle charging and infrastructure development.  This, in contrast to the same period in 2009, which was spent largely on managing onerous debt service obligations, overcoming limited growth due to the precipitous economic downturn, and attempting to secure investment in an adverse capital market.  Thus, the variations reflected in our results of operations described below are based upon these factors.

In the six months ended June 30, 2010, we had revenues of $6,111,674 compared to the six months ended June 30, 2009 of $4,217,284. The cost of goods sold percentage for the six months ending June 30, 2010 was 89% leaving us with a gross profit of $656,646. The increase in revenues in 2010 as compared to 2009 is driven by the early stages of our new US Department of Energy (DOE) contract.  The increased cost of goods sold percentage is directly related to the nature of our cost reimbursement contract with the DOE.  This contract provides for a cost match of 50%, which is expected to continue to reduce our gross margin in the early stages of the contract pending the launch of electric vehicles in 4 th quarter 2010.

Total operating expenses during the six months ended June 30, 2010 were $10,363,513 compared to $3,148,830 for six months ended June 30, 2009. General and administrative expenses were $10,008,477 for the six months ended June 30, 2010 compared with $2,886,361 for the six months ended June 30, 2009. This increase in general and administrative expenses is in line with our budget for the period and reflects our investments in our business and employees, as well as our ramp up to service the DOE contract in the first half of 2010.  Details of these expenses are outlined below.

Professional fees were $386,511 for the six months ended June 30, 2010 compared with $27,804 for the six months ended June 30, 2009. The increase in 2010 reflects the costs of listing on the NASDAQ exchange as well as ramping up our use of cost effective outsourced recruiting and human resource firms to staff as required by our DOE contract, as well as to design appropriate compensation plans for employees and our outside directors. New media, marketing, advertising and investor and public relations expenses of $251,518 for the six months ended June 30, 2010 is up substantially from prior year of $21,298 for the six months ended June 30, 2009.  This increase is directly attributable to significant investment in the “Blink” branding of our electric vehicle charging product line in 2010. Legal fees were $410,343 for the six months ended June 30, 2010 compared with $216,481 for the six months ended June 30, 2009.  This increase is commensurate with our investments in securing and protecting our IP (Intellectual Property) rights both in the US and abroad, as well as filing a registration statement, our proxy and other key activities focused on future growth.  Accounting fees were $113,750 for the six months ended June 30, 2010 compared with $113,322 for the six months ended June 30, 2009. Executive compensation was $3,339,552 for the six months ended June 30, 2010 compared with $394,502 for the six months ended June 30, 2009. The increase in compensation is related to the equity compensation plan introduced by the Board Compensation Committee in April of 2010. Depreciation expense was $290,177 for the six months ended June 30, 2010 compared to $250,307 for the six months ended June 30, 2009.  All other general and administrative spending totaled $5,506,802 for the six months ended June 30, 2010 compared to $2,112,652 for the six months ended June 30, 2009.  The increase in other spending in 2010 is attributable to our roll out of our 2010 compensation plan to executive, non-executive and line staff personnel critical to our successful execution of the DOE contract and our future growth.

Expenses for research and development totaled $64,237 for the six months ended June 30, 2010 compared to $12,162 for the six months ended June 30, 2009. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a low rate, for the foreseeable future.

Our operating loss of $9,704,869 for the six months ended June 30, 2010 compared with the loss of $1,145,468 for the six months ended June 30, 2009 is directly attributable to our investment in the business and workforce in 2010, as well as our increased resource deployment required to service the DOE contract.

For the six months ended June 30, 2010, we earned interest income in the amount of $23,943 compared with $0 for the six months ended June 30, 2009.

Interest expense was $6,043 for the six months ended June 30, 2010 compared to $3,448,695 for the six months ended June 30, 2009. The significantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007 and the related non-cash consideration for waivers granted by our debenture holders in extending additional time to make required principal and interest payments.

Liquidity and Capital Resources

As of June 30, 2010, we had $13,565,314 of cash on hand compared to a June 30, 2009 balance of $484,002 of cash on hand.  This increase is due to our successful capital raise efforts in the fourth quarter of 2009, and our continued tight management of the funds received.

We had a use of cash for operating activities for the six months ended June 30, 2010 in the amount of $(2,958,129) compared to a generation of cash for the six months ended June 30, 2009 of $270,193   In addition, cash utilized in investing activities was $303,847 for the three months ended June 30, 2010 compared to a use of cash of 104,121 for the same period in 2009.  The use of cash in the six months ended June 30, 2010 is in line with our budget for the DOE cost match contract.

Cash generated by financing activities was $5,011,999 for the six months ended June 30, 2010 compared cash generated of $0 in 2009.  The cash in 2010 represented the collection of a subscription receivable in January 2010 related to our October 2009 capital raise.

It is important to understand our complex financing transactions from January 1, 2009 through June 30, 2010 as we have endeavored to become a leader in the renewable energy sector during a period largely characterized by a lack of capital markets in a down economy. These activities are described in detail below:

On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the March “Agreement”) restructuring our equity with the institutional debt holders of the Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”).   This agreement arranged a deferral of interest payments until May 1, 2009 subject to conditions that were subsequently amended on May 15, 2009.

 On May 15, 2009, despite the current tenuous economic environment, the financial opportunities offered specifically in the American Reinvestment and Recovery Act (ARRA) projects related to electric transportation, were deemed material to the Company’s  future, thus the Company and the November and December 2007 Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s  equity as well as establishing an inducement for additional working capital. The Agreement’s effective date was May 1, 2009.   The Agreement signed on May 15, 2009 provided for $2,000,000 in new capital as well as additional capital (up to $500,000) to be invested by the November and December 2007 Debenture Holders.

On July 2, 2009 the Company completed two amendments to the May 15, 2009 Amendment to Debentures and Warrants, Agreement and Waiver, and issued $2,500,000 in 8% Secured Convertible Debentures that were important to the Company’s future and tied together the series of November and December 2007 Debenture documents that were amended three times since the initial issuing of the debentures  in November and December 2007.  The transactions/agreements that have been consummated include:

On October 31, 2009, the Company signed a Securities Exchange Agreement with all holders of its convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, it could be subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock.

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

The culmination of all the activities noted above have resulted in a strong working capital position, the elimination of our debenture debt and related interest obligations and have positioned us favorably to meet our obligations in the early stages of the DOE contract.  In line with the requirement for additional capital for the DOE contract, we have publically disclosed that we intend to seek this capital prior to the end of 2010 in order to complete our obligations related to the DOE contract.  It has not been determined whether this requirement will be met through debt or an equity raise.

Management’s Plan of Operation

Our long term plan of operation calls for sustained organic growth. We believed that the acquisitions we completed during 2007 would provide us with a base to support this objective and this growth had been reflected in our budget and business plans for 2009. However, growth consistent with our plans did not occur during 2009.  Sales, consulting services and manufacturing levels remained at lower levels.

However, with the signing of the DOE contract on September 30, 2009 and the Securities Exchange Agreements with our debenture holders and Securities Purchase Agreements with current and new investors on October 31, 2009, we have taken the following actions to significantly strengthen our financial viability which has continued through the June 30, 2010:

•	Raised $20.5 million for working capital in equity financing from original investors/debt holders ($15 million) and new investors ($5.5 million).
o
This has resulted in positive shareholder equity on our balance sheet and will allow us to secure working capital to invest in the later stages of the DOE contract awarded to our Ecotality North America Subsidiary.

•	Converted $9.08 million of debt on balance sheet to equity (preferred shares).

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at June 30, 2010 was positive by $13,198,910.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As of June 30, 2010, the Company has eleven leases in effect for operating space.  Future obligations under these commitments are $194,540 for the remainder of 2010, $396,238 for 2011, $404,240 for 2012, $190,589 for 2013, $129,159 for 2014, $109,175 for 2015.

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, our Chief Executive Officer  and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period ended June 30, 2010.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for six months ended June 30, 2010.

PART II - OTHER INFORMATION

Legal Proceedings

We are not a party to any pending legal proceedings.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2010 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2009.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities for the period covered by this report.

Defaults upon Senior Securities

There were no defaults upon senior securities in the six months ended June 30, 2010.

Submission of Matters to a Vote of Security Holders

None.

Exhibit Number	Name and/or Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation (Note 2)

3.2	Amended and Restated Bylaws (Note 1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

(1)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

(2)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 2, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	August 16, 2010
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	August 16, 2010
Jonathan R. Read	President and Director

/s/ Barry S. Baer	Chief Financial Officer	August 16, 2010
Barry S. Baer	Principal Accounting Officer and Director