Form 10-Q
period 2010-09-30
ECOTALITY, INC.
filed 2010-11-15
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50983

ECOTALITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3720 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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
Yes ☐    No ☐

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
 Yes ☐    No ☒

There were 10,666,699 shares of common stock outstanding at November 12, 2010.

ECOtality, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3

Financial Statements

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Quantitative and Qualitative Disclosures about Market Risk	21

Controls and Procedures	21

PART II - OTHER INFORMATION	26

Legal Proceedings	26

Risk Factors	26

Unregistered Sales of Equity Securities and use of Proceeds	26

Defaults Upon Senior Securities	26

Submission of Matters to a Vote of Security Holders	26

Exhibits	26

SIGNATURES	27

PART1. FINANCIAL INFORMATION

ECOtality, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$3,196,806	$1,900,002	$9,308,480	$6,117,286
Cost of goods sold	3,085,028	1,018,388	8,538,056	3,232,310

Gross profit	111,777	881,614	770,424	2,884,976

Expenses:
Depreciation	135,971	102,224	426,682	352,531
General and administrative expenses	2,877,803	11,291,586	12,886,280	14,177,947
Research and development	135,343	602	199,670	12,763
Total expenses	3,149,115	11,394,410	13,512,630	14,543,241

Operating loss	(3,037,339)	(10,512,798)	(12,742,208)	(11,658,265)

Other income:
Interest income	10,655	-	34,598	-
Gain/(Loss) on Disposal of Assets	(123,998)	4,424	(136,199)	14,184
Other Income	-	-	317,825	-
Total other income	(113,343)	4,424	216,224	14,184

Other expenses:
Interest expense	4,974	5,172,128	11,017	8,660,823
Other Expense	-	-	-	-
Total other expenses	4,974	5,172,128	11,017	8,660,823

Loss from operations before income taxes	(3,155,657)	(15,680,502)	(12,537,001)	(20,304,903)

Provision for income taxes	-	-	-	-

Net (loss)	$(3,155,657)	$(15,680,502)	$(12,537,001)	$(20,304,903)

Weighted average number of
common shares outstanding - basic and fully diluted	9,314,091	3,511,297	8,860,933	2,910,727

Net (loss) per share-basic and fully diluted	$(0.34)	$(4.47)	$(1.41)	$(6.98)

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
Assets	(Unaudited)	(Audited)

Current assets:
Cash and Cash Equivalents	$9,942,127	$11,824,605
Restricted Cash	673,662	-
Receivables, net of allowance for bad debt of $84,418 and $92,494 as of 9/30/10 and 12/31/09 respectively	922,823	1,296,696
Inventory, net of allowance for obsolescence of $292,896 and $335,864 as of 09/30/10 and 12/31/09 respectively	1,311,584	749,492
Prepaid expenses and other current assets	583,165	387,327
Total current assets	13,433,361	14,258,120

Fixed assets, net accumulated depreciation of $3,974,663, and $4,124,431 as of 09/30/10 and 12/31/09 respectively	2,207,482	1,872,347

Goodwill	3,495,878	3,495,878
Trademark	250,000	0

Total assets	$19,386,720	$19,626,344

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,270,962	$372,982
Accrued liabilities	2,586,782	1,438,177
Total current liabilities	3,857,744	1,811,159

Total Long Term Debt	287,500	287,500
Stockholders’ equity:
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, 7,862,097 and 8,597,299 shares issued and outstanding as of 09/30/10 and 12/31/09 respectively	7,862	8,597
Common stock, $0.001 par value, 1,300,000,000 shares
authorized, 9,548,846 and 6,713,285 shares issued
and outstanding as of 09/30/10 and 12/31/09, respectively	9,547	6,712
Common stock owed but not issued; 0 and 2,079,061 shares at
09/30/10 and 12/31/09 respectively	-	2,079
Additional paid-in capital	93,658,672	88,411,074
Subscription receivable	-	(5,000,000)
Retained deficit	(78,382,369)	(65,845,368)
Accumulated Foreign Currency Translation Adjustments	(52,235)	(55,409)
Total stockholders' equity	15,241,477	17,527,685

Total liabilities and stockholders' equity	$19,386,720	$19,626,344

The accompanying notes are an integral part of these financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the 9 Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net Income (loss)	$(12,537,001)	$(20,304,903)
Adjustments to reconcile:
Stock and options issued for services and compensation	5,235,620	499,738
Depreciation	501,741	352,531
Amortization of stock issued for services	-	117,206
Amortization of discount on notes payable	-	1,147,574
Amortization of Financing Costs	-	6,908,432
Issuance of Letters of Credit	(673,662)
(Gain)/Loss on disposal of assets	136,199	(14,184)
Changes in operating assets and liabilities:
Certificate of Deposit	-	28,044
Accounts Receivable	373,873	874,007
Inventory	(562,071)	198,828
Prepaid expenses and other	(195,843)	(167,625)
Accounts Payable	897,980	(749,018)
Accrued Liabilities	1,148,605	9,585,236
Net cash provided (used) by operating activities	(5,674,559)	(1,524,135)

Cash flows from investing activities
Purchase of fixed assets	(1,009,193)	(402,365)
Proceeds from sales of fixed assets	36,101	16,639
Purchase of trademark	(250,000)	-
Net cash provided (used) by investing activities	(1,223,092)	(385,726)

Cash flows from financing activities
Borrowings on Notes Payable		2,500,000
Proceeds from Warrant Exercise	11,999	-
Proceeds from Subscription Receivable	5,000,000	-
Net cash provided (used) by financing activities	5,011,999	2,500,000

Effects of exchange rate changes	3,174	(13,831)

Net increase (decrease) in cash	(1,882,479)	576,308
Cash – beginning	11,824,605	327,332
Cash – ending	$9,942,127	$903,640

Supplemental disclosures:
Interest paid	$11,017	$-
Income Taxes paid	$-	$-
Non-cash transactions:
Stock and options issued for services	$5,131,074	$499,738
Number of options Issued	980,833
Number of warrants Issued	9,999
Shares of stock issued	1,183	54,167

Stock issued for acquisition	$-	$1,880,000
Shares of stock issued	-	522,222

Amortization of stock issued for services	$-	$117,206

Amortization of discount on notes payable	$-	$1,147,574

Note Payable converted for common stock	$-	$1,090,000
Share of stock issued		302,778

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

On May 20, 2010 the Company was listed on the NASDAQ and the ticker symbol was changed from “ETLE” to “ECTY”

The consolidated financial statements as of September 30, 2010 include the accounts of ECOtality Inc., ECOtality Stores, Innergy Power Corporation, ECOtality North America and ECOtality Australia Pty Ltd.  All significant inter-company balances and transactions have been eliminated.  ECOtality and its subsidiaries will collectively be referred to herein as the “Company”.

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

Credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  At September 30, 2010 and December 31, 2009, the Company had approximately $9.3 million and $11.5 million in excess of FDIC insured limits, respectively.

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts.  Accounts receivable at September 30, 2010 was $922,823, and at December 31, 2009 was $1,296,696.  At September 30, 2010, we had one customer that represented in excess of 10% of our receivable balance.  This customer had a balance of $249,158. The Company has not experienced material losses in the past from this or any other significant customer and continues to monitor its exposures to minimize potential credit losses.

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

Revenue recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 and Accounting Research Bulletin (ARB) 45. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  All revenues are recorded net of sales tax.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns.  As of September 30, 2010 and December 31, 2009, management has concluded that no reserve is required for product returns.

Warranty
The Company warrants a limited number of ECOtality North America products against defects for periods up to 120 months. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly.  At September 30, 2010 and December 31, 2009 the warranty reserve was $245,641 and $211,345 respectively.

Trademarks
The Company capitalizes costs to develop trademarks including attorney fees, registration fees, design costs and the costs of securing it.  The Company capitalized costs associated with the establishment of our Blink trademark in the quarter ended September 30, 2010.

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

Contingencies

On October 28, 2010, we and our Ecotality North America, Inc. subsidiary ("eTec") as well as certain individuals, received subpoenas from the United States Securities and Exchange Commission (the "SEC"), pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in our shares of common stock from the period between August 1, 2008 and August 31, 2009.  The SEC has informed us, and the terms of the subpoenas confirm,  that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  At a meeting held on November 1, 2010, our board of directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas.  We are cooperating fully with the SEC.

While we have a backlog of approximately $100 million related to the DOE contract, we continue to generate negative cash flows from our operations. As we have publicly stated, we need to raise additional capital during the late 4th quarter 2010 and 1st quarter 2011 to complete our portion of the DOE contract.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the nine months ended September 30, 2010 and 2009, the assumed conversion of convertible preferred shares and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
For the nine months ended September 30, 2010, two Company subsidiaries, Portable Energy De Mexico, and ECOtality Australia Pty. Ltd. were operating outside the United States of America.   For both entities their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate is used for revenue and expense accounts for each respective period. The resulting translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive loss, net of tax where applicable.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC topic 718-20 using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees” using the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months. As of September 30, 2010 no income tax expense has been incurred.

The Company adopted the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance.

Segment reporting
Generally accepted accounting procedures require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  In this manner the Company has concluded it has three reportable segments; ECOtality Stores, Innergy Power segment and ECOtality North America segment (which includes ECOtality Australia). The ECOtality Stores segment is the online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. The Innergy Power segment is comprised of the sale of solar batteries and other solar and battery powered devices to end-users. The ECOtality North America segment includes our ECOtality Australia operations and relates to sale of fast-charge systems for material handling and airport ground support applications to the testing and development of plug-in hybrids, advanced battery systems and hydrogen ICE conversions and consulting revenues. This segment also includes the Minit-Charger business which relates to the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECOtality North America holds exclusive patent rights to the ECOtality North America SuperCharge™ and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. The Company has aggregated these subsidiaries into three reportable segments: ECOtality Stores dba Fuel Cell Store, ECOtality North America and Innergy.

Management evaluates segment performance utilizing income (loss) from operations, excluding depreciation of corporate assets. We also exclude goodwill from segment assets. For the nine months ended September 30, 2010 and 2009 inter-segment sales were $361,042 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810-Consolidation related to the consolidation of variable interest entities.  It requires reporting entities to evaluate former qualifying special purpose entities (“QPSE’s”) for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosrures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9.  ASU 2009-17 is effective as of the beginning of each reporting entitiy’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  On January 1, 2010, the Copany adopted ASU 2009-17.  The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued ASU 2010-06—Fair Value Measurement and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (“ASU 2010-06”),  ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis.  That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods withing those fiscal years.  Early adoption is permitted.  ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010.  The adoption of these provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.   The Company does not believe that the provisions of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 will have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU No. 2010-08- Technical Corrections to Various Topics (“ASU 2010-08”).  ASU 2010-08 is the result of the FASB’s review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent.  The FASB believes the amendments do not fundamentally change U.S. GAAP.  However, certain clarifications on embedded derivatives and hedging (Subtopic 815-15) may cause a change in the application of that Subtopic and special transition provisions are provided for those amendments.  The ASU contains various effective dates.  The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009.l  The amendments to te guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  All other amendments are effective as of the first reporting period (including interim periods) beginning after February 2, 2010.  On January 1, 2010, the Company adopted ASU 2010-08.  The Company is still determing what effect the adoption of ASU 2010-08 will have on the Company’s consolidated financial statements.

Pending Accounting Pronouncements
In October 2009 the FASB issued ASU No. 2009-13- Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall guidance will require entities to disclose more information about their multiple-element revenue arrangements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of qualitative and quantitative disclosures about the impact of the changes.  The Company is still determining what effect the adoption of ASU 2009-13 will have on its consolidated financial statements.

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

Note 4 – Fixed assets

Fixed assets as of September 30, 2010 and at December 31, 2009 consisted of the following:

	At September 30, 2010	At December 31, 2009
Equipment	$3,317,129	$3,200,649
Buildings	575,615	575,615
Vehicles	796,311	1,282,577
Furniture & Fixtures	169,061	100,883
Leasehold improvements	771,038	704,911
Computer Software	552,991	132,144
	6,182,145	5,996,778
Less: accumulated depreciation	(3,974,663))	(4,124,431)
	2,207,482	1,872,347

Depreciation expense totaled $501,741 and $352,531, for the nine months ended September 30, 2010 and 2009 respectively.

Note 5 – Stockholders’ equity

The Company is authorized to issue 1,300,000,000 shares of its $0.001 par value Common Stock and 200,000,000 shares of $0.001 par value preferred stock.

Common Stock

There were 6,713,285 shares of Common Stock outstanding and 2,079,061 shares owed but not issued at December 31, 2009.

Shares owed but not issued at December 31, 2009 were subsequently issued in the quarter ended March 31, 2010 as follows:  673,505 shares were issued to Jonathan Read, 16,666 shares were issued to a consultant in lieu of cash compensation (FMV of these shares was $129,994, based on the share price on the grant date of $7.80) and 1,388,888 shares were issued to new investors.

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

In the quarter ended March 31, 2010, 130 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 8,872,474 shares of Common Stock outstanding and 0 shares were owed but not issued at March 31, 2010.

On April 7, 2010, 83 shares of Common Stock were issued to an employee in accordance with an employment agreement.

On April 8, 2010, 1,100 shares of Common Stock were issued to a consultant in accordance with a contractual agreement.

On April 21, 2010,418 shares of preferred stock were converted in exchange for the issuance of 20,418 shares of Common Stock.

On April 27, 2010, 100,000 shares of preferred stock were converted in exchange for the issuance of 100,000 shares of Common Stock.

In the quarter ended June 30, 2010, 10 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 8,994,065 shares of Common Stock outstanding and 0 shares were owed but not issued at June 30, 2010.

On July 7, 2010, 116,472 shares of preferred stock were converted in exchange for the issuance of 116,472 shares of Common Stock.

On July 23, 2010, 31,328 shares of preferred stock were converted in exchange for the issuance of 31,328 shares of Common Stock.

On July 31, 2010, 206,984 shares of preferred stock were converted in exchange for the issuance of 206,984 shares of Common Stock.

On September 9, 2010, 200,000 shares of preferred stock were converted in exchange for the issuance of 200,000 shares of Common Stock.

In the quarter ended September 30, 2010, 3 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 9,548,846 shares of Common Stock outstanding and 0 shares were owed but not issued at September 30, 2010.

Preferred Shares

There were 8,597,299 shares of Series A Convertible Preferred Stock outstanding at December 31, 2009.

On March 3, 2010, BridgePointe Master Fund converted 60,000 shares of their Preferred Stock into 60,000 shares of Common Stock.

There were 8,537,299 shares of Preferred Stock outstanding at March 31, 2010.

On April 21, 2010, Glenwood Capital converted 20,418 shares of Preferred Stock into 20,418 shares of Common Stock.

On April 27, 2010, BridgePointe Master Fund converted 100,000 shares of Preferred Stock into 100,000 shares of Common Stock.

There were 8,416,881 shares of  Preferred Stock outstanding at June 30, 2010.

On July 7 and September 9, 2010 BridgePointe Master Fund converted 116,472 and 200,000 shares, respectively, of Preferred Stock into an equal number of shares of Common Stock.

On July 23 and 31, 2010, Tao Minga converted 31,328 and 125,311 shares, respectively, of Preferred Stock into an equal number shares of Common Stock.

On July 31, 2010, Glenwood Capital converted 81,673 shares of Preferred Stock into 81,673 shares of Common Stock.

There were 7,862,097 shares of Stock outstanding at September 30, 2010.

Note 6 – Options and Warrants

In the nine months ended September 30, 2010, 9,999, 5 year warrants with an exercise price of $0.60 were issued to a consultant in accordance with contract terms (valued at $51,036 using the Black Scholes Model), and 19,998 warrants with an exercise price of $0.60 were exercised by consultants for cash.

The following is a summary of the status of the Company’s stock warrants*:

*This table previously contained both warrants and employee options.  The options have been removed from the table to be disclosed separately going forward, resulting in a reduction in the outstanding number of shares in the warrant table by 49,167 starting in December of 2008.

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	3,071,023	$9.68
Granted	9,999	$0.60
Exercised	(19,998)	$0.60
Cancelled	-	$-
Outstanding at September 30, 2010	3,061,024	$9.71

	STOCK WARRANTS OUTSTANDING
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$74.40-$85.20	31,665	0.92	$81.66
$21.00	2,281	1.08	$21.00
$9.00	3,010,412	4.11	$9.00
$0.60	16,666	4.00	$0.60
	3,061,024	4.07	$9.71

	STOCK WARRANTS EXERCISABLE
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$74.40-$85.20	31,665	0.92	$81.66
$21.00	2,281	1.08	$21.00
$9.00	3,010,412	4.11	$9.00
$0.60	16,666	4.00	$0.60
	3,061,024	4.07	$9.71

Options:

At December 31, 2008, there were 49,164 options outstanding.

On April 16, 2010, the Company’s outside directors received a total of 70,500 10 year options to purchase Common Stock at a $4.60 exercise price (the closing market price on that date).  These options were valued at $321,974 using the Black Scholes Model These options were issued in accordance with a Director’s Compensation package implemented in the first quarter of 2010.

On April 26, 2010, Management and Employees were awarded a total of 767,000 ten year options to purchase Common Stock at a $5.39 exercise price (the closing market price on that date).  These options were valued at $4,103,834 using the Black Scholes Model  These options were issued at the direction of the Board of Directors in an employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

On June 14, 2010 an additional 100,000 10 year options were issued to Management and Employees to purchase Common Stock at a $6.19 exercise price (the closing market price on that date).  These options were valued at $613,570 using the Black Scholes Model.  These options were issued at the direction of the Board of Directors as outlined in the employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

On September 22, 2010 35,000 9.7 year options were issued to an employee per an employment agreement to purchase Common Stock at a $4.04 exercise price (the closing market price on that date). These options were valued at $139,545 using the Black Scholes Model.

At September 30, 2010, there were 1,021,664 options outstanding with a weighted average exercise price of $5.56 and weighted average remaining life of 8.58 years.

Note 7 – Segment Reporting

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

Management utilizes income (loss) from operations, excluding depreciation of corporate assets to evaluate segment performance. For the nine months ended September 30, 2010 and 2009 inter-segment sales were $361,042 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter and the nine months ended September 30, 2010 and 2009 is as follows:

3 Month Ended September 30, 2010

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,689,001	$285,056	$222,749	$3,196,806
Depreciation and amortization	$95,735	$1,009	$891	$97,635
Operating income (loss)	$(1,769,818)	$(17,115)	$54,608	$(1,732,325)
Interest Income (expense)	$(122)	$-	$-	$(122)
Gain / (Loss) on disposal of assets	$3,358	$-	$-	$3,358
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,766,582)	$(17,115)	$54,608	$(1,729,089)
Corporate Overhead Allocation	$(1,167,714)	$(123,787)	$(96,730)	$(1,388,231)
Segment Income / (Loss)	$(2,934,296)	$(140,902)	$(42,122)	$(3,117,320)

Not Included in segment income:
Depreciation on Corporate Assets				$38,336
Reported Net income after tax				$(3,155,657)
Capital Expenditures	$673,846	$-	$-	$673,846

Total segment assets - excluding intercompany receivables	$8,015,257	$387,770	$187,559	$8,590,586
Other items Not included in Segment Assets:
Other Corporate Assets				$10,796,115
Total Reported Assets				$19,386,700

  3 Month Ended September 30, 2009

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,202,325	$448,983	$248,693	$1,900,002
Depreciation and amortization	$66,727	$1,475	$891	$69,093
Operating income (loss)	$(1,213,816)	$107,554	$49,528	$(1,056,734)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$4,424	$-	$-	$4,424
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,209,405)	$107,554	$49,528	$(1,052,323)
Corporate Overhead Allocation	$(9,235,780)	$(3,448,908)	$(1,910,360)	$(14,595,048)
Segment Income / (Loss)	$(10,445,185)	$(3,341,354)	$(1,860,832)	$(15,647,371)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(15,680,503)
Capital Expenditures	$298,113	$-	$-	$298,113

Total segment assets - excluding intercompany receivables	$6,032,609	$502,877	$195,933	$6,731,419
Other items Not included in Segment Assets:
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

9 Months Ended September 30, 2010

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$7,763,694	$924,165	$620,622	$9,308,480
Depreciation and amortization	$310,474	$2,990	$2,670	$316,134
Operating income (loss)	$(6,937,548)	$(75,502)	$155,225	$(6,857,825)
Interest Income (expense)	$(228)	$-	$-	$(228)
Gain / (Loss) on disposal of assets	$(8,843)	$-	$-	$(8,843)
Other Income (expense)	$1	$-	$-	$1
Segment Income before Corporate Overhead Allocation	$(6,946,618)	$(75,502)	$155,225	$(6,866,895)
Corporate Overhead Allocation	$(4,654,159)	$(544,011)	$(361,388)	$(5,559,558)
Segment Income / (Loss)	$(11,600,777)	$(619,513)	$(206,163)	$(12,426,453)

Not Included in segment income:
Depreciation on Corporate Assets				$110,548
Reported Net income after tax				$(12,537,001)
Capital Expenditures	$1,009,193	$-	$-	$1,009,193

Total segment assets - excluding intercompany receivables	$8,015,277	$387,770	$187,559	$8,590,606
Other items Not included in Segment Assets:
Other Corporate Assets				$10,796,115
Total Reported Assets				$19,386,720

9 Months Ended September 30, 2009

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,997,884	$1,499,805	$619,596	$6,117,286
Depreciation and amortization	$246,082	$4,401	$2,671	$253,154
Operating income (loss)	$(1,407,135)	$372,624	$110,872	$(923,639)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$14,184	$-	$-	$14,184
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,392,964)	$372,624	$110,872	$(909,468)
Corporate Overhead Allocation	$(12,134,062)	$(4,836,686)	$(2,325,312)	$(19,296,060)
Segment Income / (Loss)	$(13,527,026)	$(4,464,062)	$(2,214,440)	$(20,205,528)

Not Included in segment income:
Depreciation on Corporate Assets				$99,378
Reported Net income after tax				$(20,304,903)
Capital Expenditures	$411,995	$-	$-	$411,995

Total segment assets - excluding intercompany receivables	$6,032,609	$502,877	$195,933	$6,731,419
Other items Not included in Segment Assets:
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

Note 8 – Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued, and determined that there are no subsequent events to record, and the following subsequent events to disclose:

On October 18, 2010, 234,958, shares of Preferred Stock were converted in exchange for the issuance of 234,958 shares of Common Stock.

On October 20, 2010, 200,000, shares of Preferred Stock were converted in exchange for the issuance of 200,000 shares of Common Stock.

On October 21, 2010, 12,500 shares of Common Stock were issued to a consultant for professional services in lieu of cash, the FMV of these shares was $60,000 based on the share price on date of issuance.

On October 22, 2010, 14,502 shares of Common Stock were issued following the cashless exercise of 16,666 warrants.

On November 1, 2010, 655,893 shares of Preferred Stock were converted in exchange for the issuance of 655,893 shares of Common Stock.

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

GENERAL

Business Development and Summary

ECOtality is a leader in clean electric transportation and storage technologies The primary focus of the Company is to facilitate and establish a robust  electric vehicle (“EV”) charging infrastructure throughout the world in anticipation of the broad commercialization of plug-in hybrid electric vehicles (“PHEVs”) and battery electric vehicles (“BEVs”) .  With nearly two-decades of industry expertise in EV technologies, the U.S. Department of Energy (“DOE”) awarded ECOtality’s wholly-owned subsidiary, ECOtality North America (formerly known as Electric Transportation Engineering Corporation or “eTec”), approximately $114.8 million in matching grants to undertake the largest deployment of electric vehicles and charging infrastructure in U.S. history.  As the sole project manager of the total $230 million public-private initiative known as “The EV Project,” we believe we are uniquely positioned to capture a significant share of the market for electric vehicles and charging solutions.

Through The EV Project, ECOtality is leading the first large-scale deployment of smart EV chargers for grid-tied electric vehicles.  This smart infrastructure will feature real time connectivity, programmable charging time and a robust media interface model that gives consumers added control of their charging beyond “on” or “off” and allows for interaction with utilities’ demand response initiatives and smart meter roll outs. The charging network is expected to support the initial launch of over 5,700,Nissan Leaf batter electric vehicles (BEVs) and 2,600 Chevrolet Volt range extended electric vehicles (REEVs) and will deploy approximately  15,000 charging stations in sixteen U.S. cities across six states and the District of Columbia beginning in the fourth quarter of 2010.  The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread deployment of electric vehicles in the U.S. and internationally as well as to identify commercially viable business models to create a sustainable EV charging industry.  We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives into the future.  Operationally, The EV Project enables ECOtality to further develop its industry leading smart charging technologies and should serve as a platform to establish future revenue opportunities through commercial relationships with national retailers and partners throughout the electric vehicle value chain.  Beginning in late 2010 as part of The EV Project, our charging infrastructure is expected to be deployed in major metropolitan areas including Phoenix and Tucson, Arizona, Los Angeles and San Diego, California, Dallas, Fort Worth and Houston, Texas, Seattle, Washington, Portland, Eugene, Salem, and Corvallis, Oregon, Nashville, Knoxville and Chattanooga, Tennessee and Washington, DC.

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

While we are positioned favorably to meet our obligations in the early stages of the DOE contract, we have a requirement for additional capital that we have publicly disclosed.  We intend to seek the necessary capital prior to the end of Q1 2011 that will allow us to complete our obligations related to the DOE contract.  It has not been determined whether this requirement will be met through debt or an equity raise.

Status of any announced new product or service

On January 8, 2009 ECOtality announced its EV Microclimate Program. It is an integrated turnkey program that provides a blueprint for a comprehensive Electric Vehicle infrastructure system.  As part of this program ECOtality works with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation.  The implementation of an EV Micro-Climate includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with an EV Micro-Climate.  As part of the process, ECOtality will assist the automotive manufactures with the installation of home charging systems in car owners’ homes (or in public areas) in advance of vehicle delivery, as well as install fast charging systems in strategic locations (ie. fuel stations, grocery stores, shopping areas)

On July 27, 2010, ECOtality launched the new Blink brand of electric vehicle smart chargers for both Level 2 charging (240V) and Level 3 DC Fast Charging (480V), which will be brought to market through The EV Project beginning in late 2010.  Blink Level 2 chargers are currently available in two models, an in-home residential wall-mounted unit and a commercial stand-alone charger that can be easily installed at various points of interest, such as in a retailer’s parking lot. ECOtalty intends to introduce the Blink Level 3 model which can deliver a full charge in under 30 minutes (depending upon the battery size), or four to six times faster than can be achieved with conventional chargers, with battery life that is equal to or longer than those using traditional battery charging methods.  Blink can be optimized to fast-charge on-road batteries of all chemistries, while controlling battery temperature and avoiding the negative effects of overcharging.  Blink is programmable to charge the vehicle when electricity rates are lowest, providing energy and cost efficiencies, and can be formatted to link directly to participating public utilities for monitoring and billing.  Blink can also be controlled remotely through web and smart-phone applications. The Blink system is fully interactive with color touch screens delivering information, third-party media and connectivity to network headquarters. Through its ability to operate a national network, as well as enterprise networks, Blink should provide an array of applications for the monetization of the charging space for hosts and network operators. Blink Level 2 chargers for commercial and residential use are expected to be available for retail in the late 4 th  quarter of 2010 and the Blink DC Fast Charger will be available for retail in the first half of 2011.

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

Management evaluates segment performance utilizing income (loss) from operations, excluding depreciation of corporate assets. For the nine months ended September 30, 2010 and 2009 inter-segment sales were $361,042 and $28,723 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the quarter and the nine months ended September 30, 2010 and 2009 is as follows:

3 Months Ended September 30, 2010

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$2,689,001	$285,056	$222,749	$3,196,806
Depreciation and amortization	$95,735	$1,009	$891	$97,635
Operating income (loss)	$(1,769,818)	$(17,115)	$54,608	$(1,732,325)
Interest Income (expense)	$(122)	$-	$-	$(122)
Gain / (Loss) on disposal of assets	$3,358	$-	$-	$3,358
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,766,582)	$(17,115)	$54,608	$(1,729,089)
Corporate Overhead Allocation	$(1,167,714)	$(123,787)	$(96,730)	$(1,388,231)
Segment Income / (Loss)	$(2,934,296)	$(140,902)	$(42,122)	$(3,117,320)

Not Included in segment income:
Depreciation on Corporate Assets				$38,336
Reported Net income after tax				$(3,155,657)
Capital Expenditures	$673,846	$-	$-	$673,846

Total segment assets - excluding intercompany receivables	$8,015,257	$387,770	$187,559	$8,590,586
Other items Not included in Segment Assets:
Other Corporate Assets				$10,796,115
Total Reported Assets				$19,386,700

3 Months Ended September 30, 2009

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$1,202,325	$448,983	$248,693	$1,900,002
Depreciation and amortization	$66,727	$1,475	$891	$69,093
Operating income (loss)	$(1,213,816)	$107,554	$49,528	$(1,056,734)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$4,424	$-	$-	$4,424
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,209,405)	$107,554	$49,528	$(1,052,323)
Corporate Overhead Allocation	$(9,235,780)	$(3,448,908)	$(1,910,360)	$(14,595,048)
Segment Income / (Loss)	$(10,445,185)	$(3,341,354)	$(1,860,832)	$(15,647,371)

Not Included in segment income:
Depreciation on Corporate Assets				$33,132
Reported Net income after tax				$(15,680,503)
Capital Expenditures	$298,113	$-	$-	$298,113

Total segment assets - excluding intercompany receivables	$6,032,609	$502,877	$195,933	$6,731,419
Other items Not included in Segment Assets:
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,375

9 Months Ended September 30, 2010

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$7,763,694	$924,165	$620,622	$9,308,480
Depreciation and amortization	$310,474	$2,990	$2,670	$316,134
Operating income (loss)	$(6,937,548)	$(75,502)	$155,225	$(6,857,825)
Interest Income (expense)	$(228)	$-	$-	$(228)
Gain / (Loss) on disposal of assets	$(8,843)	$-	$-	$(8,843)
Other Income (expense)	$1	$-	$-	$1
Segment Income before Corporate Overhead Allocation	$(6,946,618)	$(75,502)	$155,225	$(6,866,895)
Corporate Overhead Allocation	$(4,654,159)	$(544,011)	$(361,388)	$(5,559,558)
Segment Income / (Loss)	$(11,600,777)	$(619,513)	$(206,163)	$(12,426,453)

Not Included in segment income:
Depreciation on Corporate Assets				$110,548
Reported Net income after tax				$(12,537,001)
Capital Expenditures	$1,009,193	$-	$-	$1,009,193

Total segment assets - excluding intercompany receivables	$8,015,277	$387,770	$187,559	$8,590,606
Other items Not included in Segment Assets:
Other Corporate Assets				$10,796,115
Total Reported Assets				$19,386,720

9 Months Ended September 30, 2009

	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total net operating revenues	$3,997,884	$1,499,805	$619,596	$6,117,286
Depreciation and amortization	$246,082	$4,401	$2,671	$253,154
Operating income (loss)	$(1,407,135)	$372,624	$110,872	$(923,639)
Interest Income (expense)	$(13)	$-	$-	$(13)
Gain / (Loss) on disposal of assets	$14,184	$-	$-	$14,184
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(1,392,964)	$372,624	$110,872	$(909,468)
Corporate Overhead Allocation	$(12,134,062)	$(4,836,686)	$(2,325,312)	$(19,296,060)
Segment Income / (Loss)	$(13,527,026)	$(4,464,062)	$(2,214,440)	$(20,205,528)

Not Included in segment income:
Depreciation on Corporate Assets				$99,378
Reported Net income after tax				$(20,304,903)
Capital Expenditures	$411,995	$-	$-	$411,995

Total segment assets - excluding intercompany receivables	$6,032,609	$502,877	$195,933	$6,731,419
Other items Not included in Segment Assets:
Other Corporate Assets				$1,775,953
Total Reported Assets				$8,507,372

Employees

As of September 30, 2010 we had 114 employees, including 12 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

We anticipate the need of additional full- or part- time employees over the next 12 months per the award of the Department of Energy Stimulus related contracts.  We plan to outsource the research and development and production of our products when cost effective to do so.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 2010, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2009

CONSOLIDATED RESULTS

Since January 1, 2008, we have been transitioning from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure.

Beginning January 2009, we initiated additional efforts to strengthen our financial viability including steps to reduce or eliminate our debt structure, obtain additional working capital, establish strong partnerships and secure federal stimulus contracts. Thus, the variations reflected in our results of operations when comparing the quarter ended September 30, 2010 to the quarter ended September 30, 2009 and described below reflect these steps as well as this transformation and the impact of the global economic slowdown.

In the quarter ended September 30, 2010, we had revenues of $3,196,806 compared to the quarter ended September 30, 2009 of $1,900,002.  The increase in revenue is largely related to the effect of our ramp up of work on our recently awarded contract with the US Department of Energy (DOE).  The cost of goods sold percentage for the quarter ending September 30, 2010 was 97% leaving us with a gross profit of $111,777. Our gross profit was 43% down from the same period prior year of 46%.  This reduction is directly related to the nature of our cost reimbursement contract with the DOE.  This contract provides for a cost match of 50%, which is expected to continue to reduce our gross margin in the early stages of the contract pending the launch of electric vehicles late in the 4th quarter 2010.

Total operating expenses during the three months ended September 30, 2010 were $3,149,115 compared to $11,394,410 for the three months ended September 30, 2009, a 72% reduction from prior year.  The reduction in overall costs is attributable to the inclusion in the quarter ended September 30, 2009, of one time executive bonuses ($9.1 million), partially offset by our planned increase in spending in the quarter ended September 30, 2010 to support the DOE contract. The higher spending includes but is not limited to expanding office space, recruiting and hiring new employees and related administrative efforts at both our ECOtality North America subsidiary and our corporate headquarters.  General and administrative expenses were $2,877,803 or 91% of total operating expenses for the three months ended September 30, 2010 compared with $11,291,586 or 99% for the three months ended September 30, 2009.  Included in general and administrative expense are professional fees, marketing, advertising, investor and public relations, legal, accounting, payroll, and other general administrative expenses. Details around the changes in our expenses are described below:

Professional fees were $295,341 for the three months ended September 30, 2010 compared with $179,731 for the three months ended September 30, 2009.  This increase is attributable to the costs to secure services from an outside consulting firm to advise the board compensation committee on the appropriate compensation plans for employees and outside directors.  It also includes other outsourced human resource activities to support our growing employee base and IT costs to facilitate strong communications between our new and existing office locations. New media, marketing, advertising and investor and public relations expenses were $139,201 for the three months ended September 30, 2010 and $28,423 for the three months ended September 30, 2009.  The higher spending in 2010 is attributable to promoting our new EV products.  Legal fees were $281,151 for the quarter ended September 30, 2010 compared with $281,254 for the quarter ended September 30, 2009.  While legal spend in both years has been substantial, each of these figures were driven by different business issues.  In 2009 much of our legal fees were attributable to managing our debt.  In contrast, for the quarter ending September 30, 2010 our legal fees are related to efforts around registering shares for the investors who supported us in our recent capital raise and continuing to establish and protect our Intellectual Property (IP) including the expansion of these IP protections into targeted international markets. Accounting fees were $23,684 for the quarter ended September 30, 2010, and $18,500 for the quarter ended September 30, 2009.  Accounting fees in both periods are attributable to reviews of our quarterly filings, as well as the filing of our corporate tax returns.  Executive compensation was $320,484 for the three months ended September 30, 2010 compared with $9,308,134 for the three months ended September 30, 2009.  The compensation figure for the three months ended September 30, 2009 is primarily attributable to one time executive bonuses of $8.1 million in equity compensation (in the form of stock grants) and $1 million in cash compensation for executives.  These bonuses were designed to retain key employees.  Depreciation expense was $135,971 for the quarter ended September 30, 2010 compared to $102,224 for the quarter ended September 30, 2009.  All other general and administrative (G&A) spending totaled $1,817,942 for the three months ended September 30, 2010 compared to $1,475,543 for the three months ended September 30, 2009.  The increase in all other G&A is primarily driven by increased resources to support the effective execution of our business plan and the fulfillment of our DOE contract obligations.

Expenses for research and development totaled $135,343 for the three months ended September 30, 2010 compared to $602 for the three months ended September 30, 2009.   Expenses for R&D, while higher than previous year, are anticipated to remain relatively low as our strategy remains to fund these costs in whole or in part by partnering with government and industry through R&D cost share contracts.   Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a focus on research and development activities, and expect to continue to incur additional research and development costs in the future.

Our operating loss was $3,037,339 for the quarter ended September 30, 2010 compared with a loss of $10,512,798 for the quarter ended September 30, 2009.

For the quarter ended September 30, 2010, we earned interest income in the amount of $10,655 compared with $0 for the quarter ended September 30, 2009.

Interest expense was $4,974 for the three months ended September 30, 2010 compared to $5,172,128 for the three months ended September 30, 2009.  The amount in third quarter 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007.  We had a loss on disposal of assets of $123,998 in the quarter ended September 30, 2010 attributable to the disposal of a hydrogen bus no longer operational for use in the business.  In the three months ended September 30, 2009 we had a gain on the disposal of assets of $4,424.

Our net loss after other income and expenses was $3,155,657 for the quarter ended September 30, 2010 compared to a loss of $15,680,502 for the quarter ended September 30, 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

It is difficult to compare the nine months ended September 2010 results to the same period in 2009 as during the nine months ended September 30, 2010 we have been wholly engaged in ramping up the organization to service our new DOE contract, to successfully become listed on a national stock exchange (NASDAQ), and to refocus the business, now free from debenture debt, on pursuing new opportunities to capitalize on our strong position as a leader in electric vehicle charging and infrastructure development.  This is in strong contrast to the same period in 2009.  The nine month period ending September 30, 2009 was spent largely on managing onerous debt service obligations, overcoming limited growth due to the precipitous economic downturn, and attempting to secure investment in an adverse capital market.  Thus, the variations reflected in our results of operations described below are based upon these factors.

In the nine months ended September 30, 2010, we had revenues of $9,308,480 compared to the nine months ended September 30, 2009 of $6,117,286. The cost of goods sold percentage for the nine months ending September 30, 2010 was 92% leaving us with a gross profit of $770,424. The increase in revenues in 2010 as compared to 2009 is driven by the early stages of our new US Department of Energy (DOE) contract.  The increased cost of goods sold percentage (up from 39% in 2009) is directly related to the nature of our cost reimbursement contract with the DOE.  This contract provides for a cost match of 50%, which is expected to continue to reduce our gross margin in the early stages of the contract pending the launch of electric vehicles late in the 4th quarter 2010.

Total operating expenses during the nine months ended September 30, 2010 were $13,512,630 compared to $14,543,241 for nine months ended September 30, 2009. General and administrative expenses were $12,866,280 for the nine months ended September 30, 2010 compared with $14,177,947 for the nine months ended September 30, 2009. Details of these expenses are outlined below.

Professional fees were $668,935 for the nine months ended September 30, 2010 compared with $207,536 for the nine months ended September 30, 2009. The increase in 2010 reflects the costs of listing on the NASDAQ exchange as well as ramping up our use of cost effective outsourced recruiting and human resource firms to staff as required by our DOE contract, as well as to design appropriate compensation plans for employees and our outside directors. New media, marketing, advertising and investor and public relations expenses of $390,719 for the nine months ended September 30, 2010 is up from prior year of $49,722 for the nine months ended September 30, 2009. This planned increase is in support of launching our new On Road (EV) business. Legal fees were $691,494 for the nine months ended September 30, 2010 compared with $670,677 for the nine months ended September 30, 2009.  The 2010 figure is commensurate with our investments in securing and protecting our IP (Intellectual Property) rights both in the US and abroad, as well as filing a registration statement, our proxy and other key activities focused on future growth.  Accounting fees were $137,434 for the nine months ended September 30, 2010 compared with $67,000 for the nine months ended September 30, 2009. Executive compensation was $3,642,187 for the nine months ended September 30, 2010 compared with $9,702,937 for the nine months ended September 30, 2009. The higher compensation in 2009 is related to one-time equity bonuses paid in 2009 to retain employees key to the successful execution of our business plan. Depreciation expense was $426,682 for the nine months ended September 30, 2010 compared to $352,531 for the nine months ended September 30, 2009.  All other general and administrative spending totaled $7,355,511 for the nine months ended September 30, 2010 compared to $3,480,074 for the nine months ended September 30, 2009.  The increase in other spending in 2010 is attributable to our roll out of our 2010 compensation plan to executive, non-executive and line staff personnel critical to our successful execution of the DOE contract and our future growth.

Expenses for research and development totaled $199,670 for the nine months ended September 30, 2010 compared to $12,763 for the nine months ended September 30, 2009. Since a primary objective of the Company continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a strong focus on research and development activities, and expect to continue to incur additional research and development costs, although at a low rate, for the foreseeable future.

Our operating loss was $12,742,208 for the nine months ended September 30, 2010 compared with the loss of $11,658,265 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, we earned interest income in the amount of $34,598 compared with $0 for the nine months ended September 30, 2009.

Interest expense was $11,017 for the nine months ended September 30, 2010 compared to $8,660,823 for the nine months ended September 30, 2009. The significantly higher amount for 2009 was driven by the interest on the convertible debentures we issued in November and December of 2007 and the related non-cash consideration for waivers granted by our debenture holders in extending additional time to make required principal and interest payments.

Liquidity and Capital Resources

As of September 30, 2010, we had $9,942,127 of cash on hand and $673,662 in standby letters of credit, compared to a September 30, 2009 balance of $903,640 of cash on hand.  This increase is due to our successful capital raise efforts in the fourth quarter of 2009, and our continued tight management of the funds received.

We had a use of cash for operating activities for the nine months ended September 30, 2010 in the amount of $(5,674,559) compared to a use of cash for the nine months ended September 30, 2009 of $(1,524,135).   In addition, cash utilized in investing activities was $1,223,092 for the nine months ended September 30, 2010 compared to a use of cash of 385,726 for the same period in 2009.  The use of cash in the nine months ended September 30, 2010 is in line with our budget for the DOE cost match contract.

Cash generated by financing activities was $5,011,999 for the nine months ended September 30, 2010 compared cash generated of $2,500,000 in 2009.  The cash in 2010 represented the collection of a subscription receivable in January 2010 related to our October 2009 capital raise.  For 2009 the monies were related to debenture borrowings subsequently converted to equity in our October 2009 Securities Exchange Agreement.

It is important to understand our complex financing transactions from January 1, 2009 through September 30, 2010 as we have endeavored to become a leader in the renewable energy sector during a period largely characterized by a lack of capital markets in a down economy. These activities are described in detail below:

On March 5, 2009 we entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the March Agreement”) restructuring our equity with the institutional debt holders of the Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”).   The March Agreement arranged a deferral of interest payments until May 1, 2009 subject to conditions that were subsequently amended on May 15, 2009.

 On May 15, 2009, despite the current tenuous economic environment, the financial opportunities offered specifically in the American Reinvestment and Recovery Act (ARRA) projects related to electric transportation, were deemed material to the Company’s  future, thus the Company and the November and December 2007 Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “May Agreement”) restructuring the Company’s  equity as well as establishing an inducement for additional working capital. The Agreement’s effective date was May 1, 2009.   The
May Agreement provided for $2,000,000 in new capital as well as additional capital (up to $500,000) to be invested by the November and December 2007 Debenture Holders.

On July 2, 2009 the Company completed two amendments to the May Agreement and Waiver, and issued $2,500,000 in 8% Secured Convertible Debentures that were important to the Company’s future and tied together the series of November and December 2007 Debenture documents that were amended three times since the initial issuing of the debentures  in November and December 2007.  The transactions/agreements that have been consummated include:

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

The culmination of all the activities noted above have resulted in a strong working capital position, the elimination of our debenture debt and related interest obligations and have positioned us favorably to meet our obligations in the early stages of the DOE contract.  While we have an approximate $100 million dollar backlog related to the DOE contract, we have publicly disclosed that we are seeking additional capital prior to the end of Q1 2011 in order to complete our obligations related to our component of the DOE contract. As we have identified in our 2009 Annual Report Risk Factors that while we have raised capital in the past, there is no guarantee that we will be able to complete this contract without requiring additional working capital given this contract is reimbursable for costs incurred.  If the Company is unable to obtain additional capital it will have an adverse effect on our business plan. It has not been determined whether this requirement will be met through debt or an equity raise.

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

However, with the signing of the DOE contract on September 30, 2009 and the Securities Exchange Agreements with our debenture holders and Securities Purchase Agreements with current and new investors on October 31, 2009, we have taken the following actions to significantly strengthen our financial viability, which has continued through September 30, 2010:

	Raised $20.5 million for working capital in equity financing from original investors/debt holders ($15 million) and new investors ($5.5 million).

	Converted $9.08 million of debt on balance sheet to equity (preferred shares).

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at September 30, 2010 was positive by $9,575,617.

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

As of September 30, 2010, the Company has thirteen leases in effect for operating space.  Future obligations under these commitments are $141,324 for the remainder of 2010, $462,115 for 2011, $472,093 for 2012, $190,589 for 2013, $129,159 for 2014, $109,175 for 2015.

Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period ended September 30, 2010.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for nine months ended September 30, 2010.

PART II - OTHER INFORMATION

Legal Proceedings

On October 28, 2010, we and our Ecotality North America, Inc. subsidiary ("eTec") as well as certain individuals, received subpoenas from the United States Securities and Exchange Commission (the "SEC"), pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in our shares of common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred. At a meeting held on November 1, 2010, our board of directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas. We are cooperating fully with the SEC.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended September 30, 2010 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2009.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities for the period covered by this report.

Defaults upon Senior Securities

There were no defaults upon senior securities in the nine months ended September 30, 2010.

Submission of Matters to a Vote of Security Holders

None.

Exhibit Number	Name and/or Identification of Exhibit

3.1	Amended and Restated Articles of Incorporation (Note 2)

3.2	Amended and Restated Bylaws (Note 1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certifications of CEO and CFO under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:

(1)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on September 2, 2009

(2)	Incorporated by reference herein to the Form 8-K, previously filed with the SEC on November 2, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	November 15, 2010
Jonathan R. Read

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	November 15, 2010
Jonathan R. Read	President and Director

/s/ Barry S. Baer	Chief Financial Officer	November 15, 2010
Barry S. Baer	Principal Accounting Officer and Director

RIDER A

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certifications of CEO and CFO under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)