Form 10-K
period 2010-12-31
ECOTALITY, INC.
filed 2011-04-15
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 000-50983

ECOTALITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3720
San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 992-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐   Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐   Yes  ☒   No

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
☐   Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒    No

The registrant’s common stock is listed on the NASDAQ Capital Market under the stock ticker symbol “ECTY.”  As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $47,308,177, based upon a closing sale price of $5.26 as reported by the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 11, 2011 was 13,724,959.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In this Annual Report we use the terms the “Company”, “we”, “us” and “our” to refer to Ecotality Inc. and its consolidated subsidiaries.

PART I

Item 1.  Description of Business

Business Development and Summary

We are a leader in clean electric transportation and storage technologies with 20 years of experience in electric transportation. Through innovation, acquisitions, and strategic partnerships, we aim to establish electric vehicle smart charging infrastructures that enable mass-market acceptance of advanced electric technologies to replace traditional fuels. We are a leader in providing plug-in electric vehicle charging infrastructure products and solutions that are used by on-road grid-connected vehicles (including plug-in hybrid electric vehicles (“PHEV”), battery electric vehicles (“BEV,” and together with PHEVs, “EVs”), material handling and airport electric ground support equipment (“eGSE”)).

Through our main operating subsidiary, Electric Transportation Engineering Corporation d.b.a. ECOtality North America (“eTec” or “ECOtality North America”), our primary product offerings are the Blink™ line of electric vehicle supply equipment (“EVSE” or “charging stations”) for on-road vehicular applications and the Minit-Charger® line of advanced fast-charge systems for off-road industrial applications. Utilizing our extensive transportation and engineering experience and research, we offer testing and consulting services to utilities and government agencies worldwide, including the Advanced Vehicle Testing Activities for the U.S. Department of Energy (the “DOE”) and the EV Micro-Climate Program for international government agencies. In addition to our electric transportation focus, we are also involved in the development, manufacture, assembly and sale of specialty solar products, advanced battery systems, and hydrogen and fuel cell systems. Our primary operating segments consist of ECOtality North America, Innergy Power Corporation (“Innergy”) and ECOtality Stores (d.b.a. Fuel Cell Store). We also have a wholly owned subsidiary in Mexico, Portable Energy De Mexico S.A. De C.V., that provides manufacturing and assembly services, and a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink™ and Minit-Charger® equipment.

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to “ECOtality, Inc.” to better reflect our renewable energy strategy. We acquired ECotality Stores, Innergy (and the Mexican subsidiary which is a wholly-owned subsidiary of Innergy) and ECOtality North America in 2007. Our Australian subsidiary was formed in January 2010.  Our executive offices are located at Four Embarcadero Center, Suite 3720, San Francisco, CA 94111, and our telephone number at that location is (415) 992-3000.

North American Operations
ECOtality North America, our wholly owned subsidiary, was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for EVs. As our primary operating subsidiary, ECOtality North America is a recognized leader in the research, development and testing of advanced transportation and energy systems, and is the exclusive provider of the Blink™ line of EV charging stations for on-road vehicular applications and the Minit-Charger® line of advanced fast-charge systems that are designed for material handling, airport ground support equipment and various motive applications. Specializing in alternative-fuel, hybrid and EVs and infrastructure, ECOtality North America also offers consulting, technical support and field services and is committed to developing and commercially advancing clean EV charge technologies with clear market advantages.

On August 5, 2009, ECOtality North America was selected by the DOE for a cost reimbursable contract of approximately $100 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.” On September 30, 2009, ECOtality North America accepted the original contract of approximately $100 million, of which approximately $13 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15 million contract extension from the DOE to expand the market footprint of The EV Project and include the
Chevrolet Volt.

On August 31, 2009, ECOtality North America was awarded $8 million from the California Energy Commission (the “CEC”) to support the deployment of charge infrastructure and EVs in California as part of the CEC “American Recovery and Reinvestment Act of 2009 Cost Share: Alternative and Renewable Fuel and Vehicle Technology Program.”

Australian Operations
ECOtality Australia was incorporated in January 2010 and is our wholly owned subsidiary with an office located in Brisbane, Australia.  ECOtality Australia provides consulting and retail operations of our products to the Australian and Southeast Asia marketplaces. This includes, but is not limited to, our Blink™ and Minit Charger® product lines. In addition to providing retail operations, ECOtality Australia has provided consulting services to municipal and utility groups.

In November 2010, ECOtality Australia was awarded part of the Victorian Electric Vehicle Trial from the Victoria Department of Transportation. This trial will deploy our Blink™ residential, commercial, and DC Fast Chargers in the State of Victoria for testing and data collection. The trial is expected to continue for three years from its inception and will expand the Blink™ product line outside the borders of the United States.

Electric Vehicle and Battery Charging Solutions

On-Road Advanced Transportation Energy Systems:
Our flagship on-road product line consists of Blink™ charging stations, which are available for both residential and commercial applications and include both Level 2 EVSE and DC fast charge systems and are connected through the Blink™ Network.  The Blink product family consists of a Level 2 wall-mount unit referred to as the Blink™ Home Charger, a commercial stand-alone Level 2 charger, known as the Blink™ Level 2 Pedestal Charger and the Blink™ DC Fast Charger. The Blink™ Level 2 chargers deliver a full charge in two to six hours and the Blink DC Fast Charger provides a full charge in less than 30 minutes (depending on battery size).  All Blink charging stations can be programmed to charge the car when electricity rates are the lowest, and will link to participating utilities and be controlled remotely through smart phone and web applications.

The Blink™ Home Charging stations are safe to use in indoor or outdoor installations, at a consumer’s home, garage or carport, and are available in both hardwired and plug-in models. The Blink™ Pedestal Charger’s design is convenient for commercial installations, and will be installed at locations where consumers normally travel—movie theaters, shopping malls, coffee shops, restaurants and retailers—and will charge an EV while consumers are going about their normal activities.

The industry leading Blink™ DC Fast Charger features a dual port design that utilizes the CHAdeMO standard for DC fast charge connectors, which are currently used on most fast-charge-capable EVs worldwide.  Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connects to the Blink™ network web portal for further information delivery. Businesses will be able to take advantage of advertising opportunities available through the Blink™ network. The DC fast chargers feature an optional 42” LCD display, and Blink™ network media content can be both tailored to specific markets and broadcast nationally across Blink™ network charger locations.

Real-time communication capabilities and an internal meter are included in all Blink chargers to support energy usage data evaluation and Advanced Metering Infrastructure (“AMI”) interfaces that can allow for remote load control capabilities to enable automated or cloud-based demand response and energy management services. All Blink™ charging stations are fully interactive with color touch screens and are connected through the Blink network, a cloud operating platform that provides data about EVs, charging, and Blink™ charging stations. The Blink™ network seeks to provide a rich infrastructure of public and commercial charging stations through which EV drivers can become members to receive exclusive benefits such as discounted charging fees, reservation capabilities, convenient payment methods, and enhanced functionality.

Industrial Systems:
ECOtality North America offers the Minit-Charger® brand of charging systems for electric motive applications, including material handling operations and airport eGSE. Minit-Charger® uses battery fast-charging Level 3 technology that is designed for on-road EVs, automated guided vehicles, material handling, airline, marine and transit applications. Minit-Charger® enables a more environmentally-friendly, energy and cost efficient means of recharging forklifts, automated guided vehicles, airport ground support equipment and other mobile material handling equipment. Eliminating the need for petroleum-based fuels commonly used in material handling vehicles, Minit-Charger is a clean system that emits no harmful emissions. The Minit-Charger system recharges batteries four- to six-times faster than conventional chargers, with battery life that is equal to or longer than those using traditional charging methods.

Testing, Engineering and Consulting Services

ECOtality North America has over two decades of experience in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or consulting engineer for projects with the DOE, several national research laboratories, national energy storage consortiums, and large electric utilities where we provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. We provide project management and comprehensive consulting services in the areas of EV systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, alternative fuel (compressed natural gas, hydrogen, biomass, etc.) creation, storage and dispensing systems, and coal hydrogasification programs. Currently, ECOtality North America holds the exclusive contract for the DOE’s Advanced Vehicle Testing Activity program, which provides baseline performance testing and battery analysis and has conducted more than 10 million miles of vehicle testing on more than 200 advanced fuel vehicles.

Utilizing our extensive EV experience, ECOtality North America has developed its EV Micro-Climate™ process, a detailed planning and consulting program designed for municipal planning organizations and utilities to provide a turnkey blueprint and action plan for the implementation of a comprehensive EV infrastructure system for a given market area. As part of this program, we collaborate with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation. The implementation of the EV Micro-Climate™ process includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with the EV Micro-Climate™ process.

Other Operations

Innergy Power Corporation

Founded in 1989, Innergy Power Corporation is based in San Diego, California, and operates as a division of ECOtality, Inc.  Innergy operates a manufacturing facility in Tijuana, Mexico, through our wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy provides after market solar solutions and manufactures thin-sealed rechargeable batteries. Innergy’s solar solutions are designed to meet a broad range of applications for emergency preparedness and recreation. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including ECOtality North America’s Blink™ and Minit-Charger® products. Innergy also provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, and provides strong manufacturing and assembly operations to assist other aspects of our business.

ECOtality Stores (d.b.a. Fuel Cell Store)

ECOtality Stores (d.b.a. Fuel Cell Store) is our wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. Fuel Cell Store is a leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Products and Services

We currently offer the following products and services:

Electric Vehicle and Battery Charging Solutions
•	Blink™ Level 2 residential wall mount charger;

•	Blink™ Level 2 commercial wall mount charger;

•	Blink™ Level 2 commercial pole mount charger;

•	Blink™ Level 2 commercial pedestal charger;

•	Blink™ DC fast-charge systems;

•	Minit-Charger® fast-charge systems;

Testing, Engineering and Consulting Services:
•	EV Micro Climate™ Program;

•	Bridge Power Manager (“BPM”) systems;

•	EV network management and software solutions;

Other:
•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure);

•	Hydrogen internal combustion engine vehicle conversions;

•	Industrial battery systems;

•	Specialty solar solutions;

•	Specialty thin-sealed lead battery products; and

•	Third-party hydrogen and education related products.

Customers
Our customer base consists of established commercial, industrial, institutional, governmental, and utility sector consumers. As the transition to renewable clean energy and electric transportation continues, we believe that our positioning within the commercial sector gives us an advantage over companies who focus on consumer products or distribution. Our customer base includes many Fortune 500 companies, colleges and universities, international research institutes, major electric utilities, the DOE, the U.S Department of Transportation, major industry research consortiums, regional government organizations, vehicle manufacturers and original equipment manufacturers (“OEM”). By providing testing and engineering services, as well as being a product provider, we are on the cutting edge of technology and product development for the production, storage and delivery of renewable energy sources, which allows us to develop innovative products and solutions for industry and government needs. Our customers use our products in commercial, retail, industrial settings and OEM applications.

The introduction of the Blink™ line of EV charging stations will expand our customer base. While we continue to achieve growth in the sale of battery charging products for material handling and airport applications, we have established a market leading role for charging products for on-road EVs. Our on-road customer base includes EV consumers, automotive OEMs, international retailers, property management firms, major utilities, traditional fuel providers and other commercial entities as EVSE purchasers and/or hosts.

EV Project
Through our ECOtality North America subsidiary, we have been awarded a variety of government reimbursable cost contracts, representing over $100 million in potential revenue to support the build out of EV charging infrastructure in the U.S. Under these contracts, we are serving as the project manager for “The EV Project,” which is sponsored by the DOE. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. The EV project is the world’s largest EV infrastructure project, to date.

Through The EV Project, we are developing, installing, and managing approximately 14,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 5,700 Nissan Leaf BEVs and 2,600 Chevrolet Volt PHEVs.

We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives. Operationally, The EV Project enables ECOtality to further develop and install its industry leading smart charging technologies and serves as a platform to establish future revenue opportunities through maintaining the Blink network and commercial relationships with national retailers and partners throughout the EV value chain. Through The EV Project, we have begun to deploy residential and commercial Blink™ charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

The EV Project is schedule to be completed in mid-2013. Upon completion of the EV Project, ECOtality expects to have the largest EV charging station footprint in the United States with approximately 14,000 combined residential and commercial charging stations deployed as well as the largest network connecting the charging stations to the grid, EVs and commercial retailers.

Strategic Partnerships
Based on our position as an innovator and market leader, we have established several key strategic partnerships to support product development, manufacturing, and deployment of our Blink™ charging network. On the product development and manufacturing side, we have forged important relationships with global power and automation technology firm, ABB, and auto and consumer product designer and manufacturer, Roush.

In January 2011, ECOtality secured a $10 million equity investment from ABB. In conjunction with the investment, ECOtality and ABB entered into a North American manufacturing agreement that establishes a collaborative and strategic supplier relationship between the ABB Group and ECOtality. This agreement will allow ECOtality to benefit from the ABB global value chains, streamline sourcing and production capabilities and allow for Blink charging systems to be powered by ABB’s industry leading power electronics.

Additionally, technology partnerships are in place with Cisco for the integration of Blink™ Level 2 home chargers with Cisco’s home energy management systems, Qualcomm, to support cellular connectivity, and Sprint Nextel for wireless machine to machine communications. Regarding deployment, we have announced agreements with ARCO, Best Buy, BP, Cracker Barrel and Fred Meyer (Kroger) to install commercial EVSE at select locations.

Manufacturing

The Blink™ Level 2 charging stations are currently manufactured and assembled in the U.S. by Roush Manufacturing. Fabrication and distribution are contracted to other entities under ECOtality’s direction.

Through our wholly owned subsidiary Portable Energy De Mexico S.A. De C.V., we have manufacturing facilities in Tijuana, Mexico operated under a maquiladora program for the production of solar and battery products. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada and China.

If needed, we have the ability to substantially expand our operations in Tijuana, Mexico, as well as our high-value manufacturing capability in Phoenix, Arizona. We have leased additional facilities in Arizona to handle growth in R&D capacity, vehicle and battery testing, shipping and handling, and customized fabrication. Part of our strategic growth plan includes more mechanized production systems, inclusive of International Organization for Standardization, for quality and environmental certifications. If, as we expect, the market for on-road grid-connected vehicles continues to expand, we anticipate a tremendous increase in market demand for our EVSE. As the market for EVSE enters a growth phase, the manufacturing capabilities in Tijuana and Phoenix may need to be expanded through the lease or purchase of additional buildings that will allow us to increase manufacturing capacity to meet the appropriate levels of market demands.

Research and Development

We spent $259,157 and $18,793 on research and development (“R&D”) in the fiscal years ended December 31, 2010 and 2009, respectively. We devoted a large percentage of our 2010 R&D expenditures to the creation of the Blink™ Level 2 Chargers, Blink™ DC Fast Chargers and supporting internal software platforms and network. This expenditure was accomplished mostly in house with some hardware and other features undertaken by supplier companies and was supported in large part through The EV Project. In 2011, we expect to continue to devote a large percentage of our R&D expenditures to continue EVSE hardware and software development. Future R&D expenses could increase as we continue to advance Blink™ systems. ECOtality also continues to invest in R&D of Minit-Chargers, introducing new models for airport eGSE and expanding our portfolio of industrial fast-charge equipment and software solutions.

Sales and Marketing

We have three business segments for financial reporting purposes. However, we actively market all of our segments and their products under the ECOtality brand as well as under their historic brand names to build a strong corporate identity as a “leader in clean electric transportation and storage technologies.” This corporate branding of our products is an important part of our strategy to provide individual and integrated electro-centric products and solutions.

The ECOtality brand has four major focuses for Sales and Marketing: (1) the ECOtality corporate brand; (2) the Blink™ line of charging stations for on-road vehicular use; (3) the Minit-Charger® line of charging stations for airport and industrial applications; (4) and the ECOtality segments such as ECOtality Stores. Product marketing is handled on a segment level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of our corporate headquarters in San Francisco, California. Support teams are in place in a number of U.S. cities including Seattle, Portland, Oakland, Los Angeles, San Diego, Phoenix, Nashville, and Dallas.

With the introduction of the Blink™ product line, a majority of the sales and marketing efforts are currently focused on promoting the Blink™ network and Blink™ charging stations. Marketing materials and advertising campaigns for general consumers and commercial businesses will promote the consumer product line of Blink™ EVSE and network.

ECOtality North America segment markets its solutions and services through three primary business lines: On-Road; Industrial; and Consulting. The On-Road business line, which includes all Blink™ branded products, markets and sells both EV charging hardware and networked solutions to optimize EV participation and usage. We are currently marketing Blink EVSE through The EV Project and in coordination with Nissan and Chevrolet dealerships and websites.  We anticipate sales of Blink EVSE to occur through online activities, automotive dealerships and traditional automotive and electronic retail channels.

Our Industrial business line markets and sells Minit-Charger and charging infrastructure for electric heavy duty, airport and industrial-type equipment.  We sell and market our Industrial equipment through online sources, trade shows, industry events and a nationwide distribution network, which is organized in three regional sales and marketing areas.

Our Consulting business line seeks to attract opportunities for project management, consulting and specialized services in its primary areas of expertise. Examples of these areas are battery management, vehicle usage, renewable energy optimization, infrastructure studies, data management and vehicle testing. The organization is also successfully marketing its industry leading EV Micro-Climate™ plan which provides a turn-key program for the location, roll-out and marketing of city, state and local governments’ adoption and attraction of EV charging infrastructure. These services are easily scalable and applicable to a myriad of diverse client types.

We engage marketing resources both externally as well natively from our San Francisco headquarters. The preponderance of sales are currently direct to consumers, however we expect growth to occur with strategic reseller, distributor and OEM channels.  We plan to focus on these sales channels to enhance the overall execution and success of each of our segments.

Government Policy, Regulation and Industry Standards

Government Policy

Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government contracts for research and development are often the precursors to the acceptance of and government incentives for new clean technologies. We closely monitor government policy, incentives, and regulations impacting renewable and clean tech energy. ECOtality North America has a large portfolio of contracts with DOE as well as state and local agencies that are committed to allocating funding to support EV and charging infrastructure.

Although consumer demand, based in part on rising gasoline prices and growing environmental awareness, has helped drive OEMs to PHEVs and BEVs, governments are also playing a critical role. The U.S. government has stated its goal of having one million EVs on the road by 2015, supported by $2.4 billion in stimulus funding. Beyond grants and cost reimbursement contracts for advanced battery manufacturing and efforts like The EV Project, the U.S. government is also providing tax credits for the purchase of EVs (up to $7,500 for an EV), as are many states. Additionally, the U.S. government offers a tax credit of 30% of the cost of EVSE, up to $1,000 for individuals and $30,000 for businesses, with many states offering tax refunds as well. Lastly, we believe automakers are moving toward PHEVs and BEVs as one means of addressing new federal corporate average fuel economy standards. According to the U.S. Environmental Protection Agency, the standards have held steady at 27.5 mpg since model year 1990, but the standards are scheduled to rise to 34.1 mpg by 2016 for the average passenger vehicle and light-duty truck.

Government Regulation and Industry Standards

The energy industry is highly regulated. ECOtality is currently participating in a regulatory proceeding by the California Public Utilities Commission (the “CPUC”) pertaining to EVs and charging infrastructure.  In August 2010, the CPUC concluded that the legislature did not intend it to regulate providers of electric vehicle charging services as public utilities.  A decision on the second phase of the proceeding was drafted on March 15, 2011 to further address policies to overcome barriers to the widespread use of EVs and develop a policy approach that makes optimal use of their regulatory authority to achieve these goals.  This draft has now entered the comment phase of the proceeding.

ECOtality is also participating in a regulatory proceeding in Oregon related to the investigation of rate structures for EVs.  This proceeding will address the nature of regulation of third party service providers for EV charging services as well as other issues related to the deployment of charging infrastructure in Oregon. Combined responses to staff opening comments and the Commissioners’ bench request were submitted on February 10, 2011.  A proposed decision in this proceeding is anticipated in April 2011.

ECOtality North America’s portfolio of battery-charging and fast-charging systems are subject to regulation under Article 625 of the 1999 National Electric Code (“NEC”), which is a model code adopted by the National Fire Protection Association, that governs, among other things, the installation of charging systems.

Additionally, standards are being devised by the Society of Automotive Engineers (“SAE”) for the connection and communications standards between battery charging systems and grid-connected vehicles. A number of employees of ECOtality North America occupy leadership positions on the relevant SAE committees overseeing standards for Level 2 EVSE and DC fast charging systems and communication protocols. We expect all of our EVSE to comply with the necessary current SAE standards and specifications.

Our Blink™ residential and commercial chargers have been certified by Underwriters Laboratories (“UL”) under UL Subject 2594, which is specific to EVSE, for both plug-in and hardwired models.  In addition, our Blink™ residential charger is compliant with the Federal Communications Commission Federal Code of Regulation Part 15C, pertaining to radio and frequency emitting devices.  Our Blink™  DC fast charging systems are pending certification by UL.

Our Blink™ chargers comply with NEMA 3R rating.  NEMA 3R enclosures constructed for either indoor or outdoor use to provide a degree of protection to personnel against incidental contact with the enclosed equipment; to provide a degree of protection against falling dirt, rain, sleet, and snow; and to remain undamaged by the external formation of ice on the enclosure

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

Electric vehicle infrastructure refers to companies that provide EVSE and services that support grid-connected vehicles. From a product standpoint, this primarily includes the physical charging system hardware and integrated software requirements. While the market is still in its relative infancy, competing firms that have publicly announced intentions to enter this market include Better Place, Coulomb Technologies, AeroVironment, Inc., Aker Wade Power Technologies, LLC, Car Charging Group, Delta-Q Technologies, Elektromotive (UK), Bosch, General Electric, Siemens and Schneider Electric.

The eTec SuperCharge® and Minit-Charger® systems (consolidated under the eTec Minit-Charger® brand) are designed for material handling applications, airport ground support equipment and industrial EVs. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the Minit-Charger® systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, Power Designers, LLC, and C&D Technologies, Inc. Some of the major industrial battery suppliers have begun to align themselves with fast-charge suppliers, creating a potentially more significant source of competition. In addition, the eTec SuperCharge® and Minit-Charger® systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery charging equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the Minit-Charger® fast-charge system reduces or eliminates the need for extra batteries.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2010, in the United States we held four provisional patent applications, one non-provisional patent application, one design patent, and 18 issued patents, which will expire at various times between 2011 and 2026. We also hold patents and patent applications in Canada, Japan, the United Kingdom, France, Germany, Italy, Australia, and at the European Patent Office. Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs, methodologies and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, and thin-cell battery technologies.

ECOtality’s primary product line consists of the Blink™ Level 2 residential and commercial electric vehicle chargers, the industrial Minit-Charger® line of battery fast-charge systems, the BPM technology, and Blink™ DC Fast Charger currently in testing. The Blink™ line of chargers provides interactive functionality, internal metering and remote communications. The Blink™ chargers are connected to a “back office” network providing full customer support, integration within the charger network and remote software upgrade functions. The network provides ECOtality chargers with a number of advantages, including data collection, remote instruction by the customer and location services for public chargers.

The Minit-Charger® brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge® and Edison Minit-Charger. Prior to rebranding all industrial fast-charge systems under the Minit-Charger® brand, ECOtality North America held exclusive patent rights to the flagship product line, eTec SuperCharge® - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge® technology was licensed to ECOtality North America from Norvic Traction in 1999. The eTec SuperCharge® system was specifically designed for airport ground support equipment, neighborhood and on-road EVs, and marine and transit system operations. Since the acquisition of the technology in 2007, ECOtality North America has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (Minit-Charger®), we are better able to streamline our operations and sales and marketing efforts.

The BPM technology allows for Minit-Charger® fast-charge systems for eGSE to share power with existing 480V AC supply circuits at airport terminal gates and jetway bridges. The BPM significantly reduces infrastructure transition and conversion costs by utilizing existing 480V AC gate power supply circuits that are typically used only when a jetway bridge is aligning with a plane. The BPM decreases power to Minit-Charger® fast-charge systems when a jetway bridge is in use, then returns to full power once the bridge is aligned. Up to four fast-charge ports can operate from each existing bridge supply with no impact to the airport operations. By eliminating the need for new supply circuits, the BPM substantially reduces transition costs as it provides a solution for the lengthy time needed to design and construct new power circuits at an airport. As electric ground support equipment has been shown to reduce annual fueling costs by 70-80% and total operating costs by 30-40% (when compared to internal combustion engine ground support equipment that operates on gasoline or diesel fuel), the BPM additionally increases efficiency by saving time and electricity by allowing eGSE fleets to recharge at the site of operation.

The Minit-Charger® product line of battery fast-charging systems has been approved by UL. The Minit-Charger® patented advanced algorithm technology provides a lighter, compact and more cost-effective fast-charging system that serves a variety of material handling equipment applications. Our “FC” and “SC” Minit-Charger systems feature a high-frequency, single-connector charger designed for medium and heavy duty applications. These chargers feature a light and compact design that allows for the system to be pole or wall mounted in order to save valuable floor space and allows better cable management. The chargers also feature advanced data collection capabilities, including the patented Minit-Trak® fleet and system data management system, which provides comprehensive performance evaluation of a battery’s state-of-health and state-of-charge and automatically adjusts its charging rates to increase and maximize battery life.

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between ECOtality and the JPL. CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and ECOtality, Inc. as exclusive licensee of the technology, for a Method and System for Storing and Generating Hydrogen. On June 12, 2006, ECOtality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. As partial consideration paid in connection with the License Agreement  ECOtality is obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.

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

Status of any announced new product or service
On January 26, 2010, ECOtality announced plans for the company’s electric vehicle networked software and provided an early software demonstration. This software allows EV drivers to log-in via a website to remotely check the charge status of an EV at any ECOtality charge station, initiate and control the vehicle charging, and locate the nearest EV charging stations. This software platform can use the networked portal to program the time of charge and choose the least expensive, “off-peak” time periods in which to charge. Custom text and email alerts remind drivers to plug in their vehicles, and notify them when there is a change in charging activities - including whether a charge is complete or has been interrupted.

On October 13, 2010, we introduced our Blink™ DC Fast Charger, a fast and intuitive EV charging station, capable of providing a full charge in less than 30 minutes (depending on battery size). The Blink™ DC Fast Charger utilizes two CHAdeMO compliant electric vehicle charging connectors, which are currently used on most fast-charge-capable electric vehicles worldwide. CHAdeMO is a quick charging method for EVs, delivering up to 62.5 kW of high-voltage direct current via a special electrical connector.  Real-time communication capabilities and an internal meter are included to support energy usage data evaluation and Advanced Metering Infrastructure (“AMI”) interfaces that can allow for demand response and energy management by utilities. AMI are systems that measure, collect and analyze energy usage, and communicate with metering devices such as electricity meters, gas meters, heat meters, and water meters, either on request or on a schedule.  Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connects to the Blink™ network web portal for further information delivery.

Employees

As of December 31, 2010, ECOtality employed 116 full time employees.  Of these employees, 11 work in locations outside of the United States.

None of our employees are represented by a union or governed by a collective bargaining agreement. We believe our long-term success depends in part on our continued ability to recruit and retain qualified personnel.

Available Information

We maintain a website at http://www.ecotality.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report.

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

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

A large percentage of our revenues will depend on our grants from the DOE, the loss of which would materially adversely affect our business, results of operations, and financial condition.

On September 30, 2009, our wholly-owned subsidiary, eTec, signed a contract with the DOE for a cost-reimbursable contract worth at least $99.8 million, of which approximately $13 million was sub-funded to federal research and development centers. On June 17, 2010, eTec was awarded a $15 million extension to the original cost-reimbursable contract (such contract, as extended, the “DOE Contract”). The contract term ends on 4/30/13. The DOE Contract will net approximately $100.2 million in revenue to us, which we expect to account for a substantial portion of our revenues in the immediate future. As a condition of the DOE Contract, we are required to meet certain obligations, including, but not limited to, producing and delivering products on a timely basis in accordance with required standards, and properly accounting for and billing our products. Conversely, if during the contract period, EV manufacturers do not deliver the desired number of EVs, we may not be able to achieve the desired revenue stream anticipated from the contract. In addition, we are subject to periodic compliance audits in connection with the DOE Contract.  If we are unable to properly perform our obligations under the DOE Contract, or if any compliance audits result in material deficiencies, the DOE could terminate the DOE Contract, which would have a material adverse effect on our business, financial condition and results of operations.

To complete the DOE Contract, we will require additional working capital, which may not be available on terms favorable to us or at all.

The DOE Contract is cost-reimbursable, however it requires a significant amount of up front expenditures that are not fully reimbursed until later in the contract term. We will require additional working capital to be able to complete this contract.  Such additional capital may not be available on a timely basis, on acceptable terms or at all.  If we are unable to obtain additional working capital to fulfill the DOE Contract on acceptable terms, we may be unable to fulfill our obligations pursuant to the DOE Contract, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of losses which may continue and may negatively impact our ability to achieve our business objectives.

We incurred net losses of $16,441,900 and $29,507,750 for the years ended December 31, 2010 and 2009, respectively. We may not achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Our future revenues and profits, if any, will depend upon various factors, including but not limited to, the following:

•	our ability to successfully perform and complete the DOE Contract and related contracts;

•	our ability to successfully develop, market, manufacture and distribute our charging stations and chargers;

•	our ability to resolve any technical issues in the development and production of our products and address any technological changes in the EV industry;

•	the rate of consumer adoption of EVs in general and the success of the automobile models that use our technologies;

•	our access to additional capital and our future capital requirements;

•	our ability to comply with evolving government standards related to the EV and automobile industry;

•	the timing of payments and reimbursements from the DOE, which directly impacts our cash flow requirements;

•	governmental agendas and changing funding priorities, budget issues and constraints;

•	delays in government funding or the approval thereof; and

•	general market and economic conditions.

We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future growth is dependent upon consumers’ willingness to purchase and use electric vehicles.

Our growth is highly dependent upon the purchase and use by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for electric vehicle original equipment manufacturers and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically electric vehicles, include:

•
perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•
perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

•	the limited range over which electric vehicles may be driven on a single battery charge and concerns about running out of power while in use;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail efforts to promote electric vehicles as a practical solution to vehicles that require gasoline;

•	the availability of other alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

•	perceptions about and the actual cost of alternative fuel.

The influence of any of the factors described above may cause current or potential customers not to purchase electric vehicles and could impact the widespread consumer adoption of electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in electric vehicle technology and evolving industry standards and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology or to conform to new industry standards would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology and we may not have sufficient capital resources to address all such changes. As technologies change, we plan to upgrade or adapt our charging stations in order to continue to provide electric vehicles with the latest technology, in particular battery cell technology. However, our charging stations may not compete effectively with other providers if we are not able to source and integrate the latest technology into our charging stations. For example, if a competitor was able to produce a charging station that fully charges electric vehicle batteries in less time, our products will be less desirable, which would materially adversely affect our business, operating results, financial condition and prospects.

We face competition from large established renewable and alternative energy development companies which are also seeking to develop alternative energy power sources.  Such competition could reduce our revenue or force us to reduce our prices, which would reduce our potential profitability.

The industry in which we operate is highly competitive.  Numerous companies, including many companies that have significantly greater financial, technical, marketing, sales, manufacturing, distribution and other resources than we do, are seeking to develop products and technologies that will compete with our products and technologies (including Minit-Charger and our Blink charging stations). Our primary competitors in the EV infrastructure market include Better Place, Coulomb Technologies, AeroVironment, Inc., Aker Wade Power Technologies, LLC, Car Charging Group, Delta-Q Techonologies, Elektromotive (UK), Bosch, General Electric, Siemens and Schneider Electric.  Our primary competitors in the industrial fast-charge market include AeroVironment, Inc., Aker Wade Power Technologies, LLC, Power Designers, LLC, C&D Technologies, Inc., and other suppliers of battery charging equipment and infrastructure, designers of battery charging rooms and battery manufacturers and dealers.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging systems expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

We may not be able to protect our patents and intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary or other rights of third parties.

Some of our intellectual property may not be covered by any patent or patent application.  Moreover, we do not know whether any of our pending patent applications will be issued or, if they are issued, whether they will be sufficiently broad to protect our technology and processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.  We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights, regardless of the merits of any such suits.  While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.  Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

Our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours.  If we are found to be infringing on third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, or at all.  Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours.  We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology.  Litigation and interference proceedings, even if they are successful, are frequently expensive to pursue and time consuming, could result in a diversion of our management’s attention and we could use a substantial amount of our financial resources in either case.

eTec may not continue to receive DOE funding or any other government funding, which currently comprises a large portion of our consolidated revenue.

Government funding of projects related to renewable energy, energy, and transportation is subject to cuts or cancellation without notice. A large portion of the consulting and testing revenue of eTec is DOE-related activity, including pursuant to the DOE Contract, and as such the future of certain of our large revenue streams is uncertain and out of our control.  If any of our current projects with the DOE are cut or cancelled, or future projects are reduced from those currently planned, our business, financial condition and results of operations could be materially and adversely affected.

The underlying technology of Minit-Charger or our Blink chargers may not remain commercially viable, and this could affect the revenue and potential profit of eTec.

Competitors may develop competing technology in fast charging, conditioning and monitoring batteries for transportation and industrial applications which could be a superior technology and/or be produced at a lower cost than our technology.  If this occurs and we are unable to modify our technology to provide greater results or at a lower price, we could lose our technology advantage, which would adversely impact or eliminate our revenue and profitability in our transportation and industrial charging segments.

The demand for hydrogen testing and educational materials, and small-scale applications for fuel cell products may not continue, and this could affect the prospects for the Fuel Cell Store.

We face competition in the provision of fuel cell products and educational materials from a number of companies. Additionally, the hydrogen industry is evolving; demand is unpredictable and follows outside forces such as school funding programs and government funding which are out of our control. If demand for these products and materials decreases, our business, financial condition and results of operations could be materially and adversely affected.

An increase in interest rates or a dramatic tightening of corporate credit markets could make it difficult for end-users to finance the cost of a conversion to renewable energy products and systems, and could reduce or eliminate the demand for our products.

Many of our end-users depend on debt financing to fund the initial capital expenditure required to purchase and install renewable energy products and systems. As a result, an increase in interest rates or further tightening in the credit markets could make it difficult for our end-users to secure the financing necessary to purchase and install renewable energy products and systems on favorable terms, or at all, and thus lower demand for our products and reduce our net sales. In addition, we believe that a significant percentage of our end-users install renewable energy products as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a renewable energy products and systems and make alternative investments more attractive relative to an investment in renewable energy products.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

Our products are sold with various materials and workmanship warranty for technical defects and a 10 year and 25 year warranty against declines of more than 10% and 20% of their initial rated power, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our products and recognized net sales. As of December 31, 2010, our accrued warranty expense was $262,082.

Because of the limited operating history of our products, we have been required to make assumptions regarding the durability and reliability of our products. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective products, which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of third-party suppliers for key raw materials and components and their failure to perform could cause manufacturing delays and impair our ability to deliver our products to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms, if at all, which could have a material adverse impact on our financial condition and results of operations. In addition, the tsunami in Japan may impact on the delivery of the Nissan Leaf as well as parts for the Chevrolet Volt. The failure to deliver vehicles related to the DOE Contract may impact on our ability to achieve full cost reimbursement.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have operations outside the United States and expect to continue to have operations outside the United States in the near future.  Currently, we have manufacturing operations in Mexico and established a subsidiary in Australia. In addition, we have signed agreements to establish joint ventures in the People’s Republic of China, although they have not yet been formed. As a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

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

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Jonathan Read, our Chief Executive Officer, H. Ravi Brar, our Chief Financial Officer, Barry Baer, our Secretary and Assistant Treasurer, Donald Karner, President of our eTec subsidiary and Kevin Morrow, Executive Vice President of our eTec subsidiary. The loss of Messrs. Read, Brar, Baer, Karner or Morrow could have a material adverse effect on us and our ability to achieve our business objectives. We may not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Read, Brar, Baer, Karner and Morrow, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice, and the enforceability of such non-competition provisions could be limited in certain circumstances.  Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions, or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our products results in personal injury or property damage. Our recharging systems, batteries, solar modules are electricity-producing devices, and it is possible that users could be injured or killed by our products due to product malfunctions, defects, improper installation or other causes. Our commercial shipment of products began in 1999 and, due to our limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption could result in substantial costs and diversion of resources.

Risks Relating to Our Common Stock

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value of the Company.

As of March 31, 2011 members of our Board of Directors and our executive officers, together with our affiliates, owned approximately 66.54% of our outstanding common stock, determined in accordance with the SEC’s rules for calculating beneficial ownership. Accordingly, these stockholders, if they act together, may be able to control all matters requiring the approval of our stockholders, including the election of directors and approval of significant corporate transactions.  In addition, these stockholders can exert significant influence over our business and operations and may have interests that are adverse to the interests of our other stockholders.  This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may also delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock.  This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Amended and Restated Articles of Incorporation authorize our Board of Directors to issue up to 200,000,000 shares of preferred stock, of which 6,329,650 shares were outstanding as of March 31, 2011, in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders.  As a result of the existence of “blank check” preferred stock, potential acquirers of the Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, the Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions. The Company is reviewing the existence of the “blank check” preferred stock and will make recommendations to the Board of Directors.

Our common stock has historically been thinly traded, so the price of our common stock could be volatile and could decline following future offerings at a time when you want to sell your holdings.

Our common stock is traded on the NASDAQ Capital Market under the symbol ECTY.  Our common stock has historically been thinly traded and the price of our common stock may be volatile. Between April 1, 2010 and March 31, 2011, our stock has traded as low as $2.42 and as high as $6.55 per share.  In addition, as of March 31, 2011, our average trading volume during the last three months has been approximately 51,544 shares per day.  As a result, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers, suppliers or the DOE;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the electric transportation industry;

•	demand for our products;

•	investor perceptions of the electric transportation industry in general and the Company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	failure to comply with Nasdaq rules;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies.  These market fluctuations may adversely affect the price of our common stock and other interests in the Company at a time when you want to sell your interest in us.

Our failure to maintain the listing requirements of the NASDAQ Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement or remaining current in our reporting obligations under the Exchange Act, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

A sale or perceived sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock or the perception that these sales could occur, may depress the trading price of our common stock. These sales could also impair our ability to raise additional capital through a sale of our equity securities on terms we deem favorable or at all. Our certificate of incorporation authorizes us to issue 1,300,000,000 shares of common stock. As of March 31, 2011, we had 13,724,959 shares of common stock issued and outstanding, shares of Series A Convertible Preferred Stock outstanding that may be converted into 6,329,650 shares of common stock and 5,785,467 shares of common stock issuable upon the exercise of outstanding warrants. All of the shares issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants may be sold without restriction assuming the continuing effectiveness of the registration statement that was deemed effective by the SEC on June 24, 2010.

Although certain holders of the Series A Convertible Preferred Stock and warrants may not convert their Series A Convertible Preferred Stock or exercise their warrants if such conversion or exercise would cause them to own more than 9.99% (or, in some cases, 19.99%) of our outstanding common stock, these restrictions do not prevent them from converting and/or exercising their holdings after they have sold shares.

The number of shares of common stock eligible for sale in the public market is limited by restrictions under federal securities law and may also be restricted under any agreements entered into with any underwriters who may participate in this offering.

We may continue to issue our stock and, subject to any restrictions in our debt instruments, if any, we may issue the stock of our subsidiaries to raise capital. Issuances of our stock or the stock of a subsidiary could dilute the interest of our existing stockholders and may reduce the trading price of our common stock. In addition, the shares issued upon conversion of the Series A Convertible Preferred Stock and/or exercise of the outstanding warrants could have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

Material weaknesses in our internal controls could have a material adverse effect on our business, financial condition and operating results and stockholders could lose confidence in our financial reporting.
Management concluded that our internal controls over financial reporting were ineffective due to material weaknesses for the fiscal year ended December 31, 2010. The areas in which material weaknesses were identified include accounts payable cutoff, stock-based compensation and external use software capitalization. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we are unable to correct these material weaknesses, we may not be able to provide reliable financial reports or prevent fraud, and our operating results could be harmed. Further, we may incur significant expenses in correcting these weaknesses and maintaining effective internal controls.

Pursuant to the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm, although we may be required to do so in the future.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. We have not obtained an independent audit of our internal controls and, as a result, we may have other deficiencies or weaknesses in addition to the weaknesses described above.  Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future.  Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be used to fund our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our Board of Directors may consider relevant. As a result, any return on your investment in our common stock may be limited to the amount of appreciation in the share price thereof, if any.

Certain provisions of our corporate governing documents and Nevada law could discourage, delay, or prevent a merger or acquisition at a premium price.

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our Company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our certificate of incorporation and by-laws permit us to issue, without any further vote or action by the stockholders, up to 200,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. In addition, our certificate of incorporation permits our Board of Directors to adopt amendments to our by-laws.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by a single analyst.  We may never obtain research coverage by other industry or financial analysts. If few analysts commence or provide coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price and/or trading volume to decline, which could adversely affect your ability to sell our common stock at favorable prices or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  PROPERTIES

Properties generally consist of office and manufacturing facilities to support our operations. Our facilities are summarized in the following table:

Segment	ST/Country	TYPE	Ownership	Approximate Square Feet
Ecotality Corporate	AZ	Office	Owned	1,735
Ecotality Corporate	CA	Office	Leased	3,475
Ecotality Corporate	AZ	Office	Leased	4,441
Ecotality North America	AZ	Office	Leased	15,000
Ecotality North America	AZ	Office	Leased	2,350
Ecotality North America	AZ	Office	Leased	7,500
Ecotality North America	AZ	Field Office	Leased	3,650
Ecotality North America	TN	Field Office	Leased	1,300
Ecotality North America	OR	Field Office	Leased	1,078
Ecotality North America	WA	Field Office	Leased	350
Ecotality North America	WA	Field Office	Leased	1,067
Ecotality North America	CA	Field Office	Leased	959
Ecotality North America	CA	Field Office	Leased	1,173
Ecotality North America	TX	Field Office	Leased	962
Innergy	MEX	Mfg	Leased	19,000
Innergy	CA	Office/Whse	Leased	5,400
Ecotality Australia	AUS	Office	Leased	550

On March 1, 2010, a lease for a new Corporate Headquarters location for Ecotality went into effect.  This lease is for a term of 68 months for 4,441 rentable square feet in Tempe, AZ.  The first 8 months of rent were abated and all tenant improvements were funded by the landlord, CH Realty III.  The first 20 months of the lease call for payments of $27.50 per square foot.

In July 2010, the Company subleased a space in San Francisco, CA.  This office now serves as the Company’s Executive Offices.  The office is 3,475 rentable square feet, and is leased at $25.41 per square foot.  This sublease expires February 28, 2012.

We own an office building that previously served as our headquarters and is located in Scottsdale, Arizona.  This building was purchased on January 16, 2007 for an aggregate price of $575,615.  A total of $288,115 has been paid as of December 31, 2010.  The remaining balance of $287,500 is structured as an interest-only loan, bears interest at a rate of 6.75% calculated annually, with monthly payments in the amount of $1,617. The entire principal balance of the loan is due on or before January 16, 2012.  The loan is secured by a deed of trust on the office building.

Our lease terms range from month to month through to 2015, with all terminating on or before December 31, 2015.

It is our belief that we are adequately insured regarding our leased and owned properties.

ITEM 3.  LEGAL PROCEEDINGS

On October 28, 2010, we and our Ecotality North America, Inc. subsidiary as well as certain individuals, received subpoenas from tthe SEC, pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in our shares of common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred. At a meeting held on November 1, 2010, our board of directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas. We are cooperating fully with the SEC.

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the United States District Court for the Eastern District of Texas.  SIPCO alleges that ECOtality's EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks.  SIPCO seeks monetary damages and injunctive relief.  ECOtality believes the allegations to be unfounded, and, if necessary, will defend the case vigorously.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
Our common stock trades on the NASDAQ Capital Market under the symbol “ECTY”.  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2010
First Quarter	$5.90	$4.20
Second Quarter	$6.45	$4.60
Third Quarter	$5.17	$2.45
Fourth Quarter	$5.00	$3.22
2009
First Quarter	$2.40	$1.20
Second Quarter	$10.20	$1.80
Third Quarter	$27.60	$5.40
Fourth Quarter	$7.80	$8.50

Adjusted for impact of Reverse Split of 1:60 taking place on November 24, 2009.

On March 31, 2010 the closing sale price on the NASDAQ Capital Markets Exchange for our common stock was $3.16 per share.

We have a number of shares outstanding that are held by affiliates and therefore subject to the volume and manner of sales restrictions of Rule 144 under the Securities Act.

 Holders

As of March 31, 2011 we had 13,724,959 shares of $0.001 par value common stock issued and outstanding held by 358 registered shareholders.  ECOtality, Inc.’s Transfer Agent is:  Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209.  Phone 303-282-4800, Fax 303-282-5800.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides the following information as of December 31, 2010, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	1,217,498	$5.20	8,829,766
Equity compensation plans not approved by shareholders	-	$-	-

Total	1,217,498	$5.20	8,829,766

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of the Business

We are a leader in clean electric transportation and storage technologies. Through innovation, acquisitions, and strategic partnerships, we aim to increase and accelerate market acceptance of advanced electric technologies to replace traditional fuels. We are a leader in providing plug-in electric vehicle charging infrastructure products and solutions that are used by on-road grid-connected vehicles.

Through our ECOtality North America subsidiary, we have been awarded a variety of government reimbursable cost contracts, representing over $100 million in potential revenue to support the build out of the EV charging infrastructure in the U.S. Under these contracts, we are serving as the project manager for “The EV Project,” which is sponsored by the DOE.  Through The EV Project, we are developing, installing, and managing up to 15,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 5,700 Nissan Leaf BEVs and 2,600 Chevrolet Volt PHEVs. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives.

As of December 31, 2010 we have an accumulated deficit of $82.3 million.

Electric Vehicle and Battery Charging Solutions

Through our ECOtality North America subsidiary, we have been awarded a variety of government reimbursable cost contracts, representing over $100 million in potential revenue to support the build out of EV charging infrastructure in the U.S. Under these contracts, we are serving as the project manager for “The EV Project,” which is sponsored by the DOE.  Through The EV Project, we are developing, installing, and managing up to 15,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 5,700 Nissan Leaf BEVs and 2,600 Chevrolet Volt PHEVs. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives. Operationally, The EV Project enables ECOtality to further develop its industry leading smart charging technologies and serves as a platform to establish future revenue opportunities through commercial relationships with national retailers and partners throughout the EV value chain. Through The EV Project, we have begun to deploy our Blink™ charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

Based on our position as a market leader, we have established several key strategic partnerships to support product development, manufacturing, and deployment of our Blink™ charging network. On the product development and manufacturing side, we have forged important relationships with global power and automation technology firm, ABB, and auto and consumer product designer and manufacturer, Roush. Additional technology partnerships are in place with Cisco for integration of Blink™ Level 2 home chargers with Cisco’s home energy controller, Qualcomm to support cellular connectivity, and Sprint Nextel for wireless machine to machine communications. Regarding deployment, we have announced agreements with ARCO, Best Buy, BP, Cracker Barrel and Fred Meyer (Kroger) to install commercial EVSE at select locations.

North American Operations

ECOtality North America, our wholly owned subsidiary, was incorporated in Arizona in 1996 to support the development and installation of battery charging infrastructures for electric vehicles. As our primary operating subsidiary, ECOtality North America is a recognized leader in the research, development and testing of advanced transportation and energy systems, and is the exclusive provider of the Blink™ line of EV charging stations for on-road vehicular applications and the Minit-Charger® line of advanced fast-charge systems that are designed for material handling, airport ground support equipment and various motive applications. Specializing in alternative-fuel, hybrid and electric vehicles and infrastructure, ECOtality North America offers consulting, technical support and field services and is committed to developing and commercially advancing clean EV charge technologies with clear market advantages.

On August 5, 2009, ECOtality North America was selected by the DOE for a cost reimbursable contract of approximately $100 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.”  On September 30, 2009, ECOtality North America accepted the original contract of approximately $100 million, of which approximately $13 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15 million contract extension from the DOE to expand the market footprint of The EV Project and include the Chevrolet Volt.

On August 31, 2009, ECOtality North America was awarded $8 million from the California Energy Commission (the “CEC”) to support the deployment of charge infrastructure and EVs in California as part of the CEC “American Recovery and Reinvestment Act of 2009 Cost Share: Alternative and Renewable Fuel and Vehicle Technology Program.”

Australian Operations

ECOtality Australia was incorporated in January 2010 and is our wholly owned subsidiary with an office located in Brisbane, Australia.  ECOtality Australia provides consulting and retail operations of our products to the Australian and Southeast Asia marketplaces. This includes, but is not limited to, our Blink™ and Minit Charger® product lines. In addition to providing retail operations, ECOtality Australia has provided consulting services to municipal and utility groups.

In November 2010, ECOtality Australia was awarded part of the Victorian Electric Vehicle Trial from the Victoria Department of Transportation. This trial will deploy our Blink™ residential, commercial, and DC Fast Chargers in the State of Victoria for testing and data collection. The trial is expected to continue for three years from its inception and will expand the Blink™ product line outside the borders of the United States.

Blink™ and Minit-Charger®

On July 27, 2010, we introduced our flagship product line of Blink™ charging stations. The Blink™ Level 2 charging stations were initially announced in two models; one, an in-home residential wall-mount unit now referred to as the Blink™ Home Charger and the second, a commercial stand-alone charger, known as the Blink™ Level 2 Pedestal Charger. The Blink™ Home Charging stations are safe to use in indoor or outdoor installations, at a consumer’s home, garage or carport, and are available in both hardwired and plug-in models. The Blink™ Level 2 charger delivers a full charge in two to six hours, can be programmed to charge the car when electricity rates are the lowest, and will link to participating utilities and be controlled remotely through smart phone and web applications. The Blink™ Pedestal Charger’s design is convenient for commercial installations, and will be installed at locations where consumers normally travel—movie theaters, shopping malls, coffee shops, restaurants and retailers—and will charge an EV while consumers are going about their normal activities. All Blink™ charging stations are fully interactive with color touch screens and are connected through the Blink network, a cloud operating platform that provides data about EVs, charging, and Blink™ charging stations. The Blink™ network seeks to provide a rich infrastructure of public and commercial charging stations through which EV drivers can become members to receive exclusive benefits such as discounted charging fees, reservation capabilities, convenient payment methods, and enhanced functionality.

On October 13, 2010, we introduced our Blink™ DC Fast Charger, a fast and intuitive EV charging station, capable of providing a full charge in less than 30 minutes (depending on battery size). The Blink™ DC Fast Charger utilizes two CHAdeMO compliant electric vehicle charging connectors, which are currently used on most fast-charge-capable electric vehicles worldwide. CHAdeMO is a quick charging method for EVs, delivering up to 62.5 kW of high-voltage direct current via a special electrical connector.  Real-time communication capabilities and an internal meter are included to support energy usage data evaluation and Advanced Metering Infrastructure (“AMI”) interfaces that can allow for demand response and energy management by utilities. AMI are systems that measure, collect and analyze energy usage, and communicate with metering devices such as electricity meters, gas meters, heat meters, and water meters, either on request or on a schedule.  Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connects to the Blink™ network web portal for further information delivery. Businesses will be able to take of advantage of advertising opportunities available through the Blink™ network. The DC fast chargers feature an optional 42” LCD display, and Blink™ network media content can be both tailored to specific markets and broadcast nationally across Blink™ network charger locations.

ECOtality North America also offers the Minit-Charger® brand of charging systems for electric motive applications, including material handling operations and airport eGSE. Minit-Charger® is a battery fast-charging technology that is designed for on-road electric vehicles, automated guided vehicles, material handling, airline, marine and transit applications. Minit-Charger enables a more environmentally-friendly, energy and cost efficient means of recharging forklifts, automated guided vehicles, airport ground support equipment and other mobile material handling equipment. Eliminating the need for petroleum-based fuels commonly used in material handling vehicles, Minit-Charger is a clean system that emits no harmful emissions. The Minit-Charger system recharges batteries four- to six-times faster than conventional chargers, with battery life that is equal to or longer than those using traditional charging methods.

Testing, Engineering and Consulting Services

ECOtality North America has over two decades of experience in clean and renewable technologies and has various standing contractual relationships as a test contractor and/or consulting engineer for projects with the DOE, several national research laboratories, national energy storage consortiums, and large electric utilities where we provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. We provide project management and comprehensive consulting services in the areas of EV systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, alternative fuel (compressed natural gas, hydrogen, biomass, etc.) creation, storage and dispensing systems, and coal hydrogasification programs. Currently, ECOtality North America holds the exclusive contract for the DOE’s Advanced Vehicle Testing Activity program, which provides baseline performance testing and battery analysis and has conducted more than 10 million miles of vehicle testing on more than 200 advanced fuel vehicles.

Utilizing our extensive EV experience, ECOtality North America has developed its EV Micro-Climate™ process, a detailed planning and consulting program designed for municipal planning organizations and utilities to provide a turnkey blueprint and action plan for the implementation of a comprehensive EV infrastructure system for a given market area. As part of this program, we collaborate with all relevant stakeholders to ensure an area is prepared for consumer adoption of electric transportation. The implementation of the EV Micro-Climate™ process includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with the EV Micro-Climate™ process.

Other Operations

Innergy Power Corporation

Founded in 1989, Innergy Power Corp. is based in San Diego, California, and operates as a division of ECOtality, Inc.  Innergy operates a manufacturing facility in Tijuana, Mexico, through our wholly owned subsidiary, Portable Energy De Mexico, S.A. DE C.V. Innergy provides after market solar solutions and manufactures thin-sealed rechargeable batteries. Innergy’s solar solutions are designed to meet a broad range of applications for emergency preparedness and recreation. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

Innergy provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including ECOtality North America’s Blink™ and Minit-Charger® products. Innergy also provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, and provides strong manufacturing and assembly operations to assist other aspects of our business.

ECOtality Stores (d.b.a. Fuel Cell Store)

ECOtality Stores (d.b.a. Fuel Cell Store) is our wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. Fuel Cell Store is a leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Products and Services

We currently offer the following products and services:

•	Blink™ Level 2 residential wall mount charger;

•	Blink™ Level 2 commercial wall mount charger;

•	Blink™ Level 2 commercial pole mount charger;

•	Blink™ Level 2 commercial pedestal charger;

•	Blink™ DC fast-charge systems;

•	Minit-Charger® fast-charge systems;

•	EV Micro Climate™ Program;

•	Bridge Power Manager (“BPM”) systems;

•	EV network management and software solutions;

•	Energy engineering services (hydrogen, solar, battery, coal gasification, energy delivery infrastructure);

•	Hydrogen internal combustion engine vehicle conversions;

•	Industrial battery systems;

•	Specialty solar solutions;

•	Specialty thin-sealed lead battery products; and

•	Third-party hydrogen and education related products.

Customers

Our customer base consists of established commercial, industrial, institutional, governmental, and utility sector consumers. As the transition to renewable clean energy and electric transportation continues, we believe that our positioning within the commercial sector gives us an advantage over companies who focus on consumer products or distribution. Our customer base includes many Fortune 500 companies, colleges and universities, international research institutes, major electric utilities, the DOE, the U.S Department of Transportation, major industry research consortiums, regional government organizations, vehicle manufacturers and OEMs. By providing testing and engineering services, as well as being a product provider, we are on the cutting edge of technology and product development for the production, storage and delivery of renewable energy sources, which allows us to develop innovative products and solutions for industry and government needs. Our customers use our products in commercial, retail, industrial settings and OEM applications.

The introduction of the Blink™ line of EV charging stations will expand our customer base. While we continue to achieve growth in the sale of battery charging products for material handling and airport applications, we have established a market leading role for charging products for on-road electric vehicles. Our on-road customer base includes EV consumers, automotive OEMs, international retailers, property management firms, major utilities, traditional fuel providers and other commercial entities as EVSE purchasers and/or hosts.

Manufacturing

The Blink™ Level 2 charging stations are currently being manufactured and assembled in the U.S. by Roush Manufacturing. ECOtality designs the EVSE hardware and has built, developed and architected the supporting network. Fabrication and distribution are contracted to other entities under ECOtality’s direction.

Through our wholly owned subsidiary Portable Energy De Mexico S.A. De C.V., we have manufacturing facilities in Tijuana, Mexico operated under a maquiladora program for the production of solar and battery products. We have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada and China.

If needed, we have the ability to substantially expand our operations in Tijuana, Mexico, as well as our high-value manufacturing capability in Phoenix, Arizona. We have leased additional facilities in Arizona to handle growth in R&D capacity, vehicle and battery testing, shipping and handling, and customized fabrication. Part of our strategic growth plan includes more mechanized production systems, inclusive of International Organization for Standardization, for quality and environmental certifications. If, as we expect, the market for on-road grid-connected vehicles continues to expand, we anticipate a tremendous increase in market demand for our EVSE. As the market for EVSE enters a growth phase, the manufacturing capabilities in Tijuana and Phoenix may need to be expanded through the lease or purchase of additional buildings that will allow us to increase manufacturing capacity to meet the appropriate levels of market demands.

Research and Development

We spent $259,157 and $18,793 on research and development (“R&D”) in the fiscal years ended 2010 and 2009, respectively. We devoted a large percentage of our 2010 R&D expenditures to the creation of the Blink™ Level 2 Chargers, Blink™ DC Fast Chargers and supporting internal software platforms and network. This expenditure was accomplished mostly in house with some hardware and other features undertaken by supplier companies and was supported in large part through The EV Project. In 2011, we expect to continue to devote a large percentage of our R&D expenditures to continue EVSE hardware and software development. Future R&D expenses could increase as we continue to advance Blink™ systems. ECOtality also continues to invest in R&D of Minit-Chargers, introducing new models for airport eGSE and expanding our portfolio of industrial fast-charge equipment and software solutions.

Sales and Marketing

We have three business segments for financial reporting purposes. However, we actively market all of our segments and their products under the ECOtality brand as well as under their historic brand names. We are striving to build a strong corporate identity as a “leader in clean electric transportation and storage technologies.” This corporate branding of our products is an important part of our strategy to provide individual and integrated electro-centric products and solutions.

The ECOtality brand has four major focuses for Sales and Marketing: (1) the ECOtality corporate brand; (2) the Blink™ line of charging stations for on-road vehicular use; (3) the Minit-Charger® line of charging stations for airport and industrial applications; (4) and the ECOtality segments such as ECOtality stores. Product marketing is handled at the segment level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation is handled out of our corporate headquarters in San Francisco, California. Support teams are in place in a number of U.S. cities including Seattle, Portland, Oakland, Los Angeles, San Diego, Phoenix, Nashville, and Dallas.

With the introduction of the Blink™ product line, a majority of the sales and marketing efforts are currently focused on promoting the Blink™ network and Blink™ charging stations. Marketing materials and advertising campaigns for general consumers and commercial businesses will promote the consumer product line of Blink™ EVSE and network.

ECOtality North America segment markets its solutions and services through three primary business lines: On-Road; Industrial; and Consulting. The On-Road business line, which includes all Blink™ branded products, markets and sells both EV charging hardware and networked solutions to optimize electric vehicle participation and usage. We are currently marketing Blink EVSE through The EV Project and in coordination with Nissan and Chevrolet dealerships and websites.  We anticipate sales of Blink EVSE to occur through online activities, automotive dealerships and traditional automotive and electronic retail channels.

Our Industrial business line markets and sells Minit-Charger and charging infrastructure for electric heavy duty, airport and industrial-type equipment.  We sell and market our Industrial equipment through online sources, trade shows, industry events and a nationwide distribution network, which is organized in three regional sales and marketing areas.

Our Consulting business line seeks to attract opportunities for project management, consulting and specialized services in its primary areas of expertise. Examples of these areas are battery management, vehicle usage, renewable energy optimization, infrastructure studies, data management and vehicle testing. The organization is also successfully marketing its industry leading EV Micro-Climate™ plan which provides a turn-key program for the location, roll-out and marketing of city, state and local governments’ adoption and attraction of EV charging infrastructure. These services are easily scalable and applicable to a myriad of diverse client types.

We engage marketing resources both externally as well natively from our San Francisco headquarters. The preponderance of sales are currently direct to consumers, however we expect growth to occur with strategic reseller, distributor and OEM channels.  We plan to focus on these sales channels to enhance the overall execution and success of each of our segments.

Government Policy, Regulation and Industry Standards

Government Policy

Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government contracts for research and development are often the precursors to the acceptance of and government incentives for new clean technologies. We closely monitor government policy, incentives, and regulations impacting renewable and clean tech energy. ECOtality North America has a large portfolio of contracts with DOE as well as state and local agencies that are committed to allocating funding to support EV and charging infrastructure.

Although consumer demand, based in part on rising gasoline prices and growing environmental awareness, has helped drive OEMs to PHEVs and BEVs, governments are also playing a critical role. The U.S. government has stated its goal of having one million EVs on the road by 2015, supported by $2.4 billion in stimulus funding. Beyond grants and cost reimbursement contracts for advanced battery manufacturing and efforts like The EV Project, the U.S. government is also providing tax credits for the purchase of EVs (up to $7,500 for an EV), as are many states. Additionally, the U.S. government offers a tax credit of 30% of the cost of EVSE, up to $1,000 for individuals and $30,000 for businesses, with many states offering tax refunds as well. Lastly, we believe automakers are moving toward PHEVs and BEVs as one means of addressing new federal corporate average fuel economy standards. According to the U.S. Environmental Protection Agency, the standards have held steady at 27.5 mpg since model year 1990, but the standards are scheduled to rise to 34.1 mpg by 2016 for the average passenger vehicle and light-duty truck.

Government Regulation and Industry Standards

The energy industry is highly regulated. ECOtality is currently participating in a regulatory proceeding by the California Public Utilities Commission (the “CPUC”) pertaining to electric vehicles and charging infrastructure.  In August 2010, the CPUC concluded that the legislature did not intend it to regulate providers of electric vehicle charging services as public utilities.  A decision on the second phase of the proceeding was drafted on March 15, 2011 to further address policies to overcome barriers to the widespread use of electric vehicles and develop a policy approach that makes optimal use of their regulatory authority to achieve these goals.  This draft has now entered the comment phase of the proceeding.

ECOtality is also participating in a regulatory proceeding in Oregon related to the investigation of rate structures for electric vehicles.  This proceeding will address the nature of regulation of third party service providers for electric vehicle charging services as well as other issues related to the deployment of charging infrastructure in Oregon. Combined responses to staff opening comments and the Commissioners’ bench request were submitted on February 10, 2011.  A proposed decision in this proceeding is anticipated in April 2011.

ECOtality North America’s portfolio of battery-charging and fast-charging systems are subject to regulation under Article 625 of the 1999  NEC, which is a model code adopted by the National Fire Protection Association, that governs, among other things, the installation of charging systems.

Additionally, standards are being devised by the SAE for the connection and communications standards between battery charging systems and grid-connected vehicles. A number of employees of ECOtality North America occupy leadership positions on the relevant SAE committees overseeing standards for Level 2 EVSE and DC fast charging systems and communication protocols. We expect all of our EVSE to comply with the necessary SAE standards and specifications.

Our Blink™ residential and commercial chargers have been certified by UL under UL Subject 2594, which is specific to EVSE, for both plug-in and hardwired models.  In addition, our Blink™ residential charger is compliant with the Federal Communications Commission Federal Code of Regulation Part 15C, pertaining to radio and frequency emitting devices.  Our Blink DC fast charging systems are pending certification by UL.

Our Blink™ chargers comply with NEMA 3R rating.  NEMA 3R enclosures constructed for either indoor or outdoor use to provide a degree of protection to personnel against incidental contact with the enclosed equipment; to provide a degree of protection against falling dirt, rain, sleet, and snow; and that will be undamaged by the external formation of ice on the enclosure.  The DC Fast Charge will comply with the CHAdeMO standard.  We estimate this CHAdeMO testing to be completed in June 2011.  The energy meter in the Blink™ Level 2 charger is under ANSI certification with UL, which is planned to be completed in April.  The meter inside the DC Fast Charger is ANSI C12.20 certified.  We plan to achieve the CE certification mark for our Blink™ products in 2011.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

Electric vehicle infrastructure refers to companies that provide EVSE and services that support grid-connected vehicles. From a product standpoint, this primarily includes the physical charging system hardware and integrated software requirements. While the market is still in its relative infancy, competing firms that have publicly announced intentions to enter this market include Better Place, Coulomb Technologies, AeroVironment, Inc., Aker Wade Power Technologies, LLC, Car Charging Group, Delta-Q Technologies, Elektromotive (UK), Bosch, General Electric, Siemens and Schneider Electric.

The eTec SuperCharge® and Minit-Charger® systems (consolidated under the eTec Minit-Charger® brand) are designed for material handling applications, airport ground support equipment and industrial electric vehicles. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the Minit-Charger® systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, Power Designers, LLC, and C&D Technologies, Inc. Some of the major industrial battery suppliers have begun to align themselves with fast-charge suppliers, creating a potentially more significant source of competition. In addition, the eTec SuperCharge® and Minit-Charger® systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery charging equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the Minit-Charger® fast-charge system reduces or eliminates the need for extra batteries.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2010, in the United States we held four provisional patent applications, one non-provisional patent application, one design patent, and 18 issued patents, which will expire at various times between 2011 and 2026. We also hold patents and patent applications in Canada, Japan, the United Kingdom, France, Germany, Italy, Australia, and at the European Patent Office. Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs, methodologies and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, and thin-cell battery technologies.

ECOtality’s primary product line consists of the Blink™ Level 2 residential and commercial electric vehicle chargers, the industrial Minit-Charger® line of battery fast-charge systems, the BPM technology, and Blink™ DC Fast Charger currently in testing. The Blink™ line of chargers provides interactive functionality, internal metering and remote communications. The Blink™ chargers are connected to a “back office” network providing full customer support, integration within the charger network and remote software upgrade functions. The network provides ECOtality chargers with a number of advantages, including data collection, remote instruction by the customer and location services for public chargers.

The Minit-Charger® brand is the result of a consolidation of the two leading fast-charging technologies: eTec SuperCharge® and Edison Minit-Charger. Prior to rebranding all industrial fast-charge systems under the Minit-Charger® brand, ECOtality North America held exclusive patent rights to the flagship product line, eTec SuperCharge® - battery fast-charge systems that allow for rapid charging while generating less heat and promoting longer battery life than conventional chargers. The eTec SuperCharge® technology was licensed to ECOtality North America from Norvic Traction in 1999. The eTec SuperCharge® system was specifically designed for airport ground support equipment, neighborhood and on-road electric vehicles, and marine and transit system operations. Since the acquisition of the technology in 2007, ECOtality North America has made considerable engineering and product advancements and is currently a leader in providing these clean electric fast-charging technologies to airports throughout North America. By unifying the underlying fast-charging technologies under a single engineering, manufacturing and sales entity (Minit-Charger®), we are better able to streamline our operations and sales and marketing efforts.

The BPM technology allows for Minit-Charger® fast-charge systems for eGSE to share power with existing 480V AC supply circuits at airport terminal gates and jetway bridges. The BPM significantly reduces infrastructure transition and conversion costs by utilizing existing 480V AC gate power supply circuits that are typically used only when a jetway bridge is aligning with a plane. The BPM decreases power to Minit-Charger® fast-charge systems when a jetway bridge is in use, then returns to full power once the bridge is aligned. Up to four fast-charge ports can operate from each existing bridge supply with no impact to the airport operations. By eliminating the need for new supply circuits, the BPM substantially reduces transition costs as it provides a solution for the lengthy time needed to design and construct new power circuits at an airport. As electric ground support equipment has been shown to reduce annual fueling costs by 70-80% and total operating costs by 30-40% (when compared to internal combustion engine ground support equipment that operates on gasoline or diesel fuel), the BPM additionally increases efficiency by saving time and electricity by allowing eGSE fleets to recharge at the site of operation.

The Minit-Charger® product line of battery fast-charging systems has been approved by UL. The Minit-Charger® patented advanced algorithm technology provides a lighter, compact and more cost-effective fast-charging system that serves a variety of material handling equipment applications. Our “FC” and “SC” Minit-Charger systems feature a high-frequency, single-connector charger designed for medium and heavy duty applications. These chargers feature a light and compact design that allows for the system to be pole or wall mounted in order to save valuable floor space and allows better cable management. The chargers also feature advanced data collection capabilities, including the patented Minit-Trak® fleet and system data management system, which provides comprehensive performance evaluation of a battery’s state-of-health and state-of-charge and automatically adjusts its charging rates to increase and maximize battery life.

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between ECOtality and the JPL. CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and ECOtality, Inc. as exclusive licensee of the technology, for a Method and System for Storing and Generating Hydrogen. On June 12, 2006, ECOtality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. As partial consideration paid in connection with the License Agreement  ECOtality is obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.

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

Organizational History

We were incorporated in Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products.  On November 14, 2006, we changed our name to “ECOtality, Inc.” to better reflect our renewable energy strategy. We acquired ECOtality North America, our primary operating subsidiary in November 2007.

On July 6, 2009 we signed a letter of intent to enter into a joint venture with Shenzhen Goch Investment, Ltd. (“SGI”), that would provide $15 million to establish manufacturing and distribution operations for EV charging systems in China. On September 16, 2009, we signed a series of agreements with SGI to proceed to establish two joint venture companies in China. SGI agreed to provide $10 million to fund one of the joint ventures to manufacture and assemble EV charging equipment and $5 million to fund a second joint venture to market and sell those charging systems in China.

On January 12, 2010 we formed ECOtality Australia Pty Ltd. as a new wholly owned subsidiary headquartered in Brisbane, Queensland, Australia. ECOtality Australia Pty Ltd. markets and distributes battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support equipment.

On May 20, 2010, we began trading our common stock (new ticker symbol:ECTY) on the NASDAQ Capital Market Exchange.

On June 29, 2010, we announced the relocation of our corporate headquarters to San Francisco, California at Four Embarcadero Center, Suite 3720, San Francisco, CA 94111.

Recent Developments

None.

Status of any announced new product or service

On January 26, 2010, ECOtality announced plans for the company’s electric vehicle networked software and provided an early software demonstration. This software allows EV drivers to log-in via a website to remotely check the charge status of an EV at any ECOtality charge station, initiate and control the vehicle charging, and locate the nearest EV charging stations. This software platform can use the networked portal to program the time of charge and choose the least expensive, “off-peak” time periods in which to charge. Custom text and email alerts remind drivers to plug in their vehicles, and notify them when there is a change in charging activities - including whether a charge is complete or has been interrupted.

On October 13, 2010, we introduced our Blink™ DC Fast Charger, a fast and intuitive EV charging station, capable of providing a full charge in less than 30 minutes (depending on battery size). The Blink™ DC Fast Charger utilizes two CHAdeMO compliant electric vehicle charging connectors, which are currently used on most fast-charge-capable electric vehicles worldwide. CHAdeMO is a quick charging method for EVs, delivering up to 62.5 kW of high-voltage direct current via a special electrical connector.  Real-time communication capabilities and an internal meter are included to support energy usage data evaluation and Advanced Metering Infrastructure (“AMI”) interfaces that can allow for demand response and energy management by utilities. AMI are systems that measure, collect and analyze energy usage, and communicate with metering devices such as electricity meters, gas meters, heat meters, and water meters, either on request or on a schedule.  Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connects to the Blink™ network web portal for further information delivery.

Segment Information
Summarized financial information concerning our reportable segments for the year ended December 31, 2010 are as follows:

YEAR ENDED DECEMBER 31, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total revenues	$11,706,600	$1,158,542	$871,480	$13,736,622
Depreciation and amortization	$411,345	$3,876	$3,146	$418,367
Operating income (loss)	$(9,361,980)	$(111,638)	$207,491	$(9,266,127)
Interest expense	$(82)	$-	$-	$(82)
Loss on disposal of assets	$(5,563)	$-	$-	$(5,563)
Segment Income before Corporate Overhead Allocation	$(9,367,625)	$(111,638)	$207,491	$(9,271,772)
Corporate Overhead Allocation	$(5,817,594)	$(699,366)	$(532,963)	$(7,049,923)
Segment Loss	$(15,185,219)	$(811,004)	$(325,472)	$(16,321,695)

Not Included in segment loss:
Depreciation on Corporate Assets				$120,205
Reported Net income after tax				$(16,441,900)

Capital Expenditures	$2,237,266	$-	$-	$2,237,266

Total segment assets - excluding intercompany receivables	$7,449,852	$405,842	$258,313	$8,114,007
Other items Not included in Segment Assets:
Goodwill	$3,495,878			$3,495,878
Other Corporate Assets				$5,182,153
Total Reported Assets				$16,792,037

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2009 is as follows:

YEAR ENDED DECEMBER 31, 2009
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total revenues	$5,702,323	$2,111,198	$788,153	$8,601,674
Depreciation and amortization	$320,064	$7,078	$3,561	$330,703
Operating income (loss)	$(2,077,492)	$646,001	$147,715	$(1,283,776)
Interest expense	$(1,289)	$-	$-	$(1,289)
Gain on disposal of assets	$48,523	$-	$-	$48,523
Other Income (expense)	$236	$-	$-	$236
Segment Income before Corporate Overhead Allocation	$(2,030,022)	$646,001	$147,715	$(1,236,306)
Corporate Overhead Allocation	$18,653,977	$6,906,350	$2,578,280	$28,138,607
Segment Loss	$(20,683,999)	$(6,260,349)	$(2,430,565)	$(29,374,913)

Not Included in segment income:
Depreciation on Corporate Assets				$132,840

Reported Net income after tax				$(29,507,750)
Capital Expenditures	$771,919	$-	$5,945	$777,864

Total segment assets - excluding intercompany receivables	$2,876,733	$714,433	$186,909	$3,778,075
Other items Not included in Segment Assets:
Goodwill	$3,495,878			$3,495,878
Other Corporate Assets				$12,352,391
Total Reported Assets				$19,626,344

Results of Operations

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Since 2008 we have been transforming ourselves from being a development stage company to a growth oriented renewable energy company with a focus toward electric vehicle infrastructure. In 2009 we took steps to strengthen our financial viability by eliminating our debt structure, obtaining working capital, establishing strong partnerships and securing federal stimulus contracts. On September 30, 2009 we signed a cost reimbursement contract with the DOE that gave us the ability to transform our company.  The variations reflected in our results of operations described below reflect the steps we have taken to strengthen our company, deter the impact of the global economic slowdown on segments of our business and the securing of the DOE cost reimbursement contract and the conduct of the initial phases of the contract.

In the year ended December 31, 2010, we had revenues of $13,736,621 compared to the year ended December 31, 2009 of $8,601,674.  The increase in revenue of $5,134,947 or 60% is related to work performed on the DOE contract and the maintenance of our revenue levels in our other lines of business including industrial charger sales. The gross margin percentage for the year ending December 31, 2010 was 4% leaving us with a gross profit of $554,996. This gross margin is reflective of the costs incurred with the DOE contract where we are reimbursed 45.8% of our costs.  Our gross margin of 42.3% for 2009 does not include any significant impact for the DOE contract as it commenced in the fourth quarter of 2009.

Total operating expenses during the year ended December 31, 2010 were $17,205,505 compared to $17,289,244 for the year ended December 31, 2009.  General and administrative expenses were $16,407,777 or 95% of total operating expenses for the year ended December 31, 2010 compared with $16,806,908 or 97% for the year ended December 31, 2009.  Details pertaining to these expenses are described below:

Operating Expense

Professional fees were $765,291 for the year ended December 31, 2010 compared with $296,231 for year ended December 31, 2009.  This increase is attributable to the costs to be listed on NASDAQ, services from an outside consulting firm to advise the board’s compensation committee on the appropriate compensation plans for employees and outside directors and costs related to Information Technology (IT) which included other outsourced human resource activities to support our growing employee base as well as costs to facilitate communications between our new and existing office locations.  New media, marketing, advertising and investor and public relations expenses were $628,128 for the year ended December 31, 2010 compared with $253,301 for the year ended December 31, 2009.    The increased spending in 2010 is related to outsourced branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

Legal fees were $1,487,028 for the year ended December 31, 2010 compared with $840,764 for the year ended December 31, 2009.  While legal spend in both years has been substantial, each of these figures were driven by different business requirements.  In 2009 much of our legal fees were attributable to restructuring our debt and subsequently eliminating it at the end of 2009.  In 2010 our legal fees were related to efforts around registering shares for the investors who supported us in our recent capital raise and continuing to establish and protect our Intellectual Property (IP) including the expansion of these IP protections into targeted international markets.  Legal fees related to the SEC formal Private Order of Investigation are currently being expensed with the expectation of insurance reimbursement in 2011 from our Directors and Officers insurance carrier.  Accounting fees were $210,218 for the year ended December 31, 2010 compared with $140,322 for the year ended December 31, 2009.  Accounting fees pertain to our financial statement audit and reviews of our quarterly filings, as well as the filing of our corporate tax returns.  Executive compensation was $3,976,725 for the year ended December 31, 2010 compared with $10,352,828 for the year ended December 31, 2009.  The December 31, 2009 expense is primarily attributable to one time issuances of $8.1 million in equity compensation (in the form of stock grants) and $1 million in cash compensation for executives.  These stock grants and payments were designed to retain key employees during the 2010 through 2012 time frame. Executive compensation in 2010 included issuance of approximately $1,575,000 in stock and stock option grants tied to employment contracts.  Depreciation expense was $538,572 for the year ended December 31, 2010 compared to $463,543 for the year ended December 31, 2009.

All other general and administrative spending totaled $9,340,386 for the year ended December 31, 2010 compared to $4,923,462 for the year ended December 31, 2009.  The increase in all other G&A is primarily driven by increased resources to support the effective execution of our business plan and the fulfillment of our DOE contract obligations.

Expenses for research and development (R&D) totaled $259,157 for the year ended December 31, 2010 compared to $18,793 for the year ended December 31, 2009.  Expenses for R&D for 2010, while materially higher than 2009, are anticipated to remain at this level on an annual basis as our strategy remains to fund these costs in whole or in part by partnering with government and industry through R&D cost share contracts.  Since one of our primary objectives continues to be the commercial advancement of clean electric technologies that reduce our dependence upon carbon based fuels, we have retained a focus on research and development activities, and expect to continue to incur additional research and development costs in the future.

Our operating loss of $16,650,511 for the year ended December 31, 2010 compared with a loss of $13,647,347 for the year ended December 31, 2009.

For the year ended December 31, 2010, we earned interest income in the amount of $39,574 compared with $6,277 for the year ended December 31, 2009.

Interest expense was $15,868 for the year ended December 31, 2010 compared to $15,915,438 for the year ended December 31, 2009. The higher amount for 2009 is attributable to fees and financing charges related to our waivers on the convertible debentures we issued in November and December of 2007.  Loss on disposal of assets was $132,919 for the year ended December 31, 2010 compared to a gain of $48,523 for the year ended December 31, 2009.  The gain in 2009 was primarily related to the sale of vehicles previously utilized for testing and evaluation as part of consulting activities.  The loss in 2010 is primarily related to the disposal of the hydrogen bus no longer operational for use in the business.  Other income was $317,825 for the year ended December 31, 2010 compared to $255 for the year ended December 31, 2009.

Our net loss improved (although remaining negative) for the year ended December 31, 2010 for a loss of $16,441,900 compared with a $29,507,750 loss for year ended December 31, 2009.  The higher loss for the year ended December 31, 2009 is primarily attributable to costs incurred for waivers on payments related to our debenture obligations, as well as the costs of the final debt restructuring and elimination of our debenture debt. Executive compensation was also a factor (primarily in the form of equity) that was paid for achieving a debt restructure, obtaining critical contracts and securing additional capital to support our existing and future business requirements.

Liquidity and Capital Resources

As of December 31, 2010, we had $3,844,841 of cash and cash equivalents on hand and $1,174,134 of restricted cash (collateral for letters of credit) compared to year end 2009 balances of $11,824,605 of cash and cash equivalents on hand.  This decrease in cash is directly attributable to the use of this working capital to design, develop and produce electric chargers in support of the DOE contract requirements.

We utilized cash for operating activities in 2010 in the amount of $10,453,869 compared to $4,152,163 for 2009.  In addition, cash used in investing activities was $2,532,977 for the year ended December 31, 2010 compared to $680,226 for 2009.  The variance of $1.85 million utilized for investing activities was largely driven by securing property and equipment to be utilized in support of the DOE cost reimbursement contract.

Cash generated by financing activities was $5,011,999 in 2010 compared to $16,345,065 in 2009. The cash generated in 2010 and 2009 is related to the receipt of $20.5 million in new investment capital in November 2009 and January 2010.

Financing activities from January 1, 2009 through December 31, 2010 and 2011 have been a critical factor as we have transformed ourselves to become a leader in the renewable energy sector. These critical financing activities are described in detail below:

Given what we believed to be a competitive edge in the fast charger market, as well as having efficient plant operating capacity in Mexico, we were confident our strengths in the alternative energy field would allow us to achieve our planned objectives, and to generate adequate levels of working capital as we grew our company. These assumptions, however, did not capture the magnitude nor the speed of the 2008 economic down turn and its subsequent impact in the alternative energy field. These external forces restricting growth and access to capital simultaneously resulted in our financing options being very limited and expensive.

To bridge this period of restricted capital options required the establishment of a line of credit and relief from debt service requirements as we continued to pursue our objectives of raising working capital through equity or other sources.

During 2009, we sought equity capital while working with our debt holders to preclude paying interest and redemption of principal in exchange for additional time to generate needed working capital.  We were successful in this effort and in a series of transactions during 2009 obtained working capital and converted our debt to equity.

On May 15, 2009 the Company  and the November and December 2007 Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s  equity as well as establishing an inducement for additional working capital. The Agreement’s effective date was May 1, 2009.   The Agreement signed on May 15, 2009 provided for $2,000,000 in new capital as well as additional capital (up to $500,000) to be invested by the November and December 2007 Debenture Holders.

On July 2, 2009 the Company completed two amendments to the May 15, 2009 Amendment to Debentures and Warrants, Agreement and Waiver, and issued $2,500,000 in 8% Secured Convertible Debentures that are important to the Company’s future and tie together the series of November and December 2007 Debenture documents that have been amended three times since issuing the debentures in November and December 2007.

On October 31, 2009, we signed a Securities Exchange Agreement with all holders of our convertible debentures and holders of certain warrants to convert all outstanding amounts ($9,111,170) under these debentures and all related warrants into an aggregate of 8,597,299  shares of Series A Convertible Preferred Stock (while not impacted by the current common stock split discussed herein, and remain subject to adjustment for future forward and reverse stock splits, stock dividends, recapitalizations and the like). The Series A Convertible Preferred Stock has no redemption or preferential dividend rights, but may be converted into shares of the Company’s common stock (the “Common Stock”).

Concurrent with the signing of the Securities Exchange Agreement, the ECOtality Board of Directors approved a 1:60 reverse stock split (the “Reverse Split”) of its common stock and authorized Company management to affect the Reverse Split after providing the required notice to the Financial Industry Regulatory Authority (FINRA).  The Reverse Stock split was effective November 24, 2009.

On October 31, 2009, we signed a Securities Purchase Agreement and a Registration Rights Agreement with accredited investors (the “Investors”) in the amount of $20.5 million pursuant to which the Investors agreed to purchase shares of the Common Stock at a purchase price of $7.20 per share.  The funds from the private placement were utilized as working capital to support the initial requirements of the contract signed with the Department of Energy on September 30, 2009.

During 2010, the Company invested significant time and effort seeking additional working capital to complete the requirements associated with the initial phases of the DOE cost reimbursement contract.  These efforts culminated in the $10 million equity investment  and manufacturing agreements that were completed in January 2011.

We still require additional capital to complete our portion of the DOE cost reimbursement contract and support our overall growth requirements. We anticipate a working capital requirement in the range of $15-25 million.

Management's Plan of Operation

The majority of our operational focus in 2010 was centered around the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In 2011 and 2012 we will turn our focus to operationalizing the network by installing thousands of EVSE at our customer and partners’ residential and commercial locations in conjunction with the launch of the Nissan Leaf and the Chevy Volt. The vast majority of the installations in 2011 will go towards satisfying the demand of the EV Project. However, we are also ramping up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after the EV Project's completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we will continue to revamp our industrial line of products and services as we maintain a focus on the slowly recovering warehouse and airport GSE markets. It will be critical for us to develop and launch our next generation of industrial products in the second half of 2011 with additional features and services, but at lower costs than our products selling price today in order to remain competitive.

Working Capital

Net working capital is an important measure of our ability to finance our operations.  Our net working capital at December 31, 2010 was positive by $4,182,141; however, we anticipate the need to raise additional working capital during 2011 in order to complete the upfront activities associated with the EV Project DOE contract.  If we are unable to raise additional working capital, it will have a material adverse affect on our business plan.

We do not have any off-balance sheet arrangements.

We anticipate the need to add additional full- and part- time employees over the next 12 months to meet our contractual and growth requirements.

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

On January 19, 2007 we purchased a small (1,735 square feet) stand alone office building at a cost of $575,615.  A total of $287,959 has been paid and a tax credit has been recorded in the amount of $156.  The remaining balance of $287,500 is structured as an interest-only loan from a non affiliated third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012.

As of December 31, 2010, the Company has sixteen leases in effect for operating space.  Future obligations under these commitments are $690,932 for 2011, $643,805 for 2012, $335,158 for 2013, $219,372 for 2014 and $202,996 for 2015.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.   We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We derive our revenue from sales of services and products and government grants related to clean energy technologies. We recognize revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

We have entered into agreements, including grant agreements, with various government entities, under which we are obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to us based on expenditures incurred in the delivery of the services. We recognize revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred by us in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of our services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and we have only perfunctory obligations outstanding. In certain agreements, the government retains a financial interest in the capital assets, which the Company may either buy out upon termination of the agreement, offer to the government to buy out the Company's interest in the assets or sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement.

Revenue from service agreements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred. Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. If the arrangement requires customer acceptance, revenue is recognized when acceptance occurs. Our products are sold without a right of return.

Intangible Assets

Intangible assets on our consolidated balance sheet consist of capitalized costs to develop trademark,  including attorney fees, registration fees, design costs and the costs of securing the trademark, and legal costs to establish new patents.

We capitalized the costs associated with the establishment of our Blink trademark in the year ended December 31, 2010.   The trademark is considered to be an indefinite lived asset as it has no expiration date.   For our indefinite lived intangible assets, we conduct a long-lived asset impairment analysis on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We perform our annual impairment test in the second quarter of each year. Factors we consider important which could cause us to assess potential impairment include significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. An impairment loss is recorded when the carrying amount of the indefinite lived asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and an expense to operating results. Our ability to utilize the assets in growing our business, as well as the market value of the Company are variables considered in evaluating if impairment has occurred. These variables require management judgment and include inherent uncertainties such as customer acceptance of our value proposition, our ability to manage operating costs and growing our business, as well as the impact of technology changes in our business. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus, could have a significant effect on our conclusions regarding whether an asset is impaired and the amount of impairment loss recorded in our consolidated financial statements.

We capitalized legal costs to establish new patents and amortize the cost over the life of the patent or its economic use, if deemed to be shorter.   We periodically review our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows.

Goodwill

Goodwill and other purchased intangible assets have been recorded as a result of our acquisitions of FuelCellStore.com in June 2007, Innergy Power Corporation in October 2007, eTec Corporation in November 2007, and Minit-Charger in December 2007.  The goodwill is not deductible for tax purposes, and there have been no adjustments to goodwill since the acquisition dates.

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that they may be impaired. We evaluate goodwill on an annual basis as of the end of the second quarter of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no impairment charges through December 31, 2010.

Stock-Based Compensation

We account for stock-based compensation arrangements with employees using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options.  The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model.  We use the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

We account for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes pricing model. The measurement of stock-based compensation is subject to adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards.  These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend.

Our expected term represents the estimated time from the date of the grant until the date of exercise and is primarily based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award.

Our expected volatility is determined based on daily historical price observations for our shares over the expected term or as close to that term as possible subject only to the limitation of our trading history.

Our risk-free interest rate is the market yield currently available on United States Treasury securities with maturities approximately equal to the option’s expected term.

Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

We estimate our forfeiture rate based on an analysis of employee turnover and historical forfeitures, and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model.

Each of these inputs is subjective and generally requires significant management and director judgment to determine. If, in the future, we determine that another method for calculating the fair value of our stock options is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our employee stock options could change significantly. Higher volatility and longer expected terms generally result in an increase to stock-based compensation expense determined at the date of grant.

Inventory Valuation

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market value. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If actual demand and market conditions are less favorable than anticipated, additional inventory adjustments could be required in future periods.

Income Taxes

We follow the provisions of  Accounting Standards Codification (ASC) Subtopic 740-10 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  We are the parent company of Innergy Power Corporation, Fuel Cell Store and Electric Transportation Engineering Corporation, (eTec), dba Ecotality North America. Innergy Power is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules.  Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.  eTec is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  eTec also holds exclusive patent rights to the   eTec SuperCharge™    and   Minit-Charger   systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.  We have aggregated these subsidiaries into three reportable segments: Fuel Cell Store, Ecotality North America and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 2 of this Form 10-K.

Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”),  ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810- Consolidation  related to the consolidation of variable interest entities.  It requires reporting entities to evaluate former qualifying special purpose entities (“QPSE’s”) for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9.  ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  On January 1, 2010, the Company adopted ASU 2009-17.  The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued ASU 2010-06—Fair Value Measurement and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements  (“ASU 2010-06”),    ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis.  That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010.  The adoption of these provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.   The Company does not believe that the provisions of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 will have a material impact on the Company’s consolidated financial statements.

In October 2009 the FASB issued ASU No. 2009-13- Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall guidance will require entities to disclose more information about their multiple-element revenue arrangements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of qualitative and quantitative disclosures about the impact of the changes.  The Company will adopt the guidance on a prospective basis and is still determining what effect the adoption of ASU 2009-13 will have on its consolidated financial statements.

Pending Accounting Pronouncements
In October 2009, the FASB issued new authoritative guidance related to accounting for multiple-deliverable revenue arrangements.  The new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  The guidance establishes a hierarchy of standalone selling prices, with vendor-specific objective evidence and third party evidence being the higher levels in the hierarchy. In the absence of such evidence, entities are required to estimate the selling prices of those elements.  The guidance will require entities to disclose more information about their multiple-element revenue arrangements.  It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of qualitative and quantitative disclosures about the impact of the changes.  The Company is still determining what effect the adoption of the new accounting guidance in 2011 will have on its consolidated financial statements.

International Financial Reporting Standards
In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-7) form part of the report on the consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ECOtality, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ECOtality, Inc. and Subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECOtality, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
April 15, 2011

WEAVER

To the Board of Directors and Stockholders
ECOtality, Inc.
Scottsdale, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ECOtality, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  ECOtality, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOtality, Inc. and Subsidiaries as of December 31, 2009, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver & Martin, LLC
Kansas City, Missouri

April 15, 2010

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

ECOtality, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and Cash Equivalents	$3,844,841	$11,824,605
Restricted Cash	1,174,134	-
Receivables, net of allowance for bad debt of $80,371 and $92,494 as of 12/31/10 and 12/31/09 respectively	1,901,253	1,296,696
Inventory, net of allowance for obsolescence of $361,924 and $335,864 as of 12/31/10 and 12/31/09 respectively	1,860,355	749,492
Prepaid expenses and other current assets	953,233	387,327
Total current assets	9,733,816	14,258,120

Fixed assets, net accumulated depreciation of $2,926,405, and $4,124,431 as of 12/31/10 and 12/31/09 respectively	3,209,982	1,872,347

Goodwill	3,495,878	3,495,878
Intangibles	352,361	0

Total assets	$16,792,037	$19,626,344

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,820,621	$372,982
Accrued legal	612,498	32,282
Accrued payroll	430,965	47,118
Unearned revenue	679,836	290,778
Warranty reserves	262,082	211,346
Accrued liabilities, other	1,745,333	856,653
Total current liabilities	5,551,335	1,811,159

Total Long-Term Debt	287,500	287,500

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000,000 shares authorized, 6,379,650 and 8,597,299 shares issued and outstanding as of 12/31/10 and 12/31/09 respectively	6,380	8,597
Common stock, $0.001 par value, 1,300,000,000 shares authorized, 11,058,292 and 6,713,285 shares issued and outstanding as of 12/31/10 and 12/31/09, respectively	11,057	6,712
Common stock owed but not issued; 0 and 2,079,061 shares at 12/31/10 and 12/31/09 respectively	-	2,079
Additional paid-in capital	93,283,359	88,411,074
Subscription receivable	-	(5,000,000)
Retained deficit	(82,287,267)	(65,845,368)
Accumulated foreign currency translation adjustments	(60,326)	(55,409)
Total stockholders' equity	10,953,203	17,527,685

Total liabilities and stockholders' equity	$16,792,037	$19,626,344

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.
Consolidated Statement of Operations

	Years ended
	2010	2009

Revenue	$13,736,621	$8,601,674
Cost of goods sold	13,181,625	4,959,777

Gross profit	554,996	3,641,897

Operating Expenses:
Depreciation	538,572	463,543
General and administrative expenses	16,407,777	16,806,908
Research and development	259,157	18,793
Total operating expenses	17,205,505	17,289,244

Loss from operations	(16,650,511)	(13,647,347)

Other income:
Interest income	39,574	6,277
Loss on disposal of assets	(132,919)	48,523
Other Income	317,825	235
Total other income	224,479	55,035

Interest expense	15,868	15,915,438
Total other expenses	15,868	15,915,438

Loss from operations before income taxes	(16,441,900)	(29,507,750)

Provision for income taxes	-	-

Net Loss	$(16,441,900)	$(29,507,750)

Weighted average number of common shares outstanding - basic and diluted	9,253,754	3,614,045

Net Loss per share-basic and diluted	$(1.78)	$(8.16)

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.

Consolidated Statement of Stockholders' Equity

	Series A Convertible				Common Stock	Additional				Accum. Other	Total
	Preferred Stock		Common Stock		owed but	Paid-in	Subscription	Comprehensive	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	not issued	Capital	receivable	Income (Loss)	Deficit	Income (Loss)	Equity

Balance, December 31, 2008	-	-	2,157,048	2,157	1	33,613,103	-		(36,337,624)	(40,006)	(2,762,369)

Net loss for the year	-	-	-	-	-	-	-	(29,507,750)	(29,507,750)	-	(29,507,750)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments								(15,403)		(15,403)	(15,403)
Comprehensive Income (Loss)	-	-	-	-	-	-	-	(29,523,153)

Shares issued for 2007 acquisition	-	-	522,222	522	-	1,879,478	-		-	-	1,880,000

Shares issued to satisfy accounts payable	-	-	17,917	18	-	89,982	-		-	-	90,000

Shares issued for professional services	-	-	16,667	17	17	259,967	-		-	-	260,000

Shares issued that were owed from previous year	-	-	1,250	1	(1)	-	-		-	-	-

Shares issued for employee compensation	-	-	19,895	20	674	8,356,018	-		-	-	8,356,712

Cashless exercise of warrants	-	-	2,217,333	2,217	-	(2,217)	-		-	-	-

Notes payable converted for common stock	-	-	302,778	303	-	1,089,697	-		-	-	1,090,000

Amortization of financing costs	-	-	-	-	-	11,514,051	-		-	-	11,514,051

Shares issued for cash, net of expenses	-	-	1,458,330	1,458	1,388	19,292,219	(5,000,000)		-	-	14,295,065

Warrants issued for services	-	-	-	-	-	1,508,756	-		-	-	1,508,756

Notes payable converted for preferred stock	8,597,299	8,597	-	-	-	9,102,573	-		-	-	9,111,170

Warrants issued for anti-dilution provisions	-	-	-	-	-	1,707,446	-		-	-	1,707,446

Fractioned Shares repurchased and cancelled	-	-	(155)	(2)	1	-	-		6	-	5

Balance, December 31, 2009	8,597,299	$8,597	6,713,285	$6,712	$2,079	$88,411,074	$(5,000,000)		$(65,845,368)	$(55,409)	$17,527,685

Net loss for the year	-	-	-	-	-	-	-	(16,441,900)	(16,441,900)	-	(16,441,900)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments								(4,917)		(4,917)	(4,917)
Comprehensive Income (Loss)								(16,446,817)

Shares issued for Equity Investment in ECOtality	-	-	1,388,888	1,389	(1,389)	-	5,000,000		-	-	5,000,000

Issuance of Options to employees/board/consultants	-	-	-	-	-	4,745,299	-		-	-	4,745,299

Shares issued for professional services	-	-	30,266	31	(17)	65,266	-		-	-	65,279

Shares issued for employee compensation	-	-	673,588	674	(674)	382	-		-	-	382

Cashless exercise of warrants	-	-	14,502	15	-	(15)	-		-	-	-

Conversion of preferred	(2,217,649)	(2,218)	2,217,649	2,218	-	-	-		-	-	-

Amortization of financing costs	-	-	-	-	-	-	-		-	-	-

Shares issued for cash, net of expenses	-	-	19,998	20		10,318	-		-	-	10,338

Issuance of warrants	-	-	-	-	-	51,036	-		-	-	51,036

Fractioned Shares repurchased and cancelled	-	-	116	-	-	(1)	-		-	-	(1)

Balance, December 31, 2010	6,379,650	$6,380	11,058,292	$11,058	$0	$93,283,359	$-		$(82,287,267)	$(60,326)	$10,953,203

See accompanying notes to the consolidated financial statements

ECOtality, Inc.
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2010	2009

Cash flows from operating activities
Net Loss	$(16,441,900)	$(29,507,750)
Net Loss to Net Cash used in Operating Activites:
Stock and options issued for services and compensation	4,860,336	10,125,468
Stock issued for interest expense	-	526,446
Depreciation	710,062	488,718
Amortization of discount on notes payable	-	2,078,836
Amortization of Financing Costs	-	11,514,051
Warrants issued for anti-dilution provisions	-	471,331
Issuance of Letters of Credit	(1,174,134)	-
(Gain)/Loss on disposal of assets	132,919	(48,523)
Changes in operating assets and liabilities:
Certificate of Deposit	-	28,044
Accounts Receivable	(604,557)	666,377
Inventory	(1,110,842)	400,389
Prepaid expenses and other	(565,911)	(157,396)
Accounts Payable	1,447,639	(1,047,295)
Accrued interest	-	(45,000)
Liability for purchase price	-	(235,253)
Accrued Liabilities	2,292,519	589,394
Net cash used in operating activities	(10,453,869)	(4,152,163)

Cash flows from investing activities
Purchase of property and equipment	(2,237,266)	(777,864)
Proceeds from sales of property and equipment	56,650	97,638
Intangibles	(352,361)	-
Net cash used in investing activities	(2,532,977)	(680,226)

Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	-	14,295,065
Payments on notes payable	-	(450,000)
Borrowings on notes payable	-	2,500,000
Proceeds from warrant exercise	11,999	-
Proceeds from subscription receivable	5,000,000	-
Net cash provided by financing activities	5,011,999	16,345,065

Effects of exchange rate changes	(4,917)	(15,403)

Net increase (decrease) in cash	(7,979,764)	11,497,273
Cash – beginning	11,824,605	327,332
Cash – ending	$3,844,841	$11,824,605

Supplemental disclosures:
Interest paid	$15,868	$65,528
Income taxes paid	$-	$800

Non-cash transactions:
Stock issued for acquisition	$-	$1,880,000
Shares of stock issued	-	522,222

Amortization of discount on notes payable	$-	$2,078,836

Shares issued for cashless warrant exercise	$-	$-
Shares of stock issued	14,502	2,217,333

Note Payable converted for common stock	$-	$1,090,000
Share of stock issued		302,778

Note Payable & accrued interest converted for preferred stock	$-	$9,111,170
Shares of preferred stock issued		8,597,299

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.

Notes to Consolidated Financial Statements

Note 1 – History and organization of the Company

The Company was organized April 21, 1999 (Date of Inception) under the laws of the State of Nevada, as Alchemy Enterprises, Ltd.On November 26, 2006, the Company amended its articles of incorporation to change its name from Alchemy Enterprises, Ltd. to ECOtality, Inc. to better reflect the Company’s renewable energy strategy and its focus on developing an electric power cell technology.

On August 26, 2009, ECOtality Inc. management met with the shareholders at its annual shareholders' meeting. At this meeting the shareholders approved an increase to the authorized number of common shares to 1,300,000,000 shares.

On November 24, 2009 the Company effected a reverse split of 1:60 of its $0.001 par value common stock and the ticker symbol was changed from "ETLY" to "ETLE". All shares in these consolidated financial statements have been retroactively adjusted and presented for this reverse split.

On January 7, 2010, the Company formed ECOtality Australia, a wholly owned subsidiary with an office located in Brisbane, Australia. ECOtality Australia provides consulting and retail operations of our products to the Australian and Southeast Asia marketplaces.

On May 20, 2010, the Company was listed on NASDAQ Capital Markets under ticker symbol “ECTY”.

On August 19, 2010, Ecotality, Inc. management met with the shareholders at its annual meeting. At this meeting the shareholders approved a replenishment of the number of common shares (10,000,000) in its 2007 Equity Incentive Plan.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared with the accounting principles generally accepted in the United States and include the accounts of ECOtality Inc. (corporate), Ecotality Stores, Innergy Power Corporation and its subsidiary, Portable Energy De Mexico, Ecotality North America and its subsidiary, Electric Transportation Applications and Ecotality Australia. All significant inter-company balances and transactions have been eliminated.

Use of Estimates
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets including goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Interest income is credited to cash balances as earned.

Working Capital
We still require additional capital to complete our portion of the DOE cost reimbursement contract and support our overall growth requirements. We anticipate a working capital requirement in the range of $15-25 million. If we are unable to raise additional working capital, it will have a material adverse affect on our business plan.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits. At December 31, 2010 and 2009, the Company had approximately $3,900,000 and $11,500,000 in excess of FDIC insured limits, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents

The United States Department of Energy (DOE) accounted for 50% of our revenues in the year ended December 31, 2010, and 17% for the year ended December 31, 2009. Their receivables balance was $876,301 or 46% of our total accounts receivable for year ended December 31, 2010, and $53,560 or 4% of our receivables balance at December 31, 2009.

The Company does not believe the accounts receivable from these customers represent a significant credit risk based on its past collection experiences and the general creditworthiness of these customers.

Impairment of Long-Lived Assets and Intangible Assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net loss, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the year ended December 31, 2010 and 2009, the Company had no impairment expense.

Revenue Recognition
The Company derives revenue from sales of services and products and government grants related to clean energy technologies. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonable assured.

The Company enters into agreements, including grant agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred by the Company. Amounts related to capital expenditures are recognized over the term of the agreement as the capital assets are used in the delivery of the Company’s services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and the Company has only perfunctory obligations outstanding. In certain agreements, the government retains a financial interest in the capital assets, which the Company may either buy out upon termination of the agreement, offer the government to buy out the Company’s interest in the assets, or sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement. Revenue from service arrangements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred.

Revenues from service agreements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred.  Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. If the arrangement requires customer acceptance, revenus is recognized when acceptance occurs.  Our products are sold without a right of return.

Warranty Liability
The Company warrants a limited number of ECOtality North America products against defects for periods up to 120 months. The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of cost of goods sold. The estimate of warranty liability is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	2010	2009
Balance as of January 1,	$211,346	$163,751
Additional warranty accrued	149,320	320,538
Costs applied to warranty accrual	(98,585)	(272,943)
Balance as of December 31,	$262,082	$211,346

Intangible Assets
The Company capitalizes costs to develop trademarks including attorney fees, registration fees, design costs and the costs of securing it. The Company capitalized costs associated with the establishment of our Blink trademark in the year ended December 31, 2010. There were no trademarks or patents capitalized at December 31, 2009.

The Company capitalizes legal costs to establish new patents and amortizes them over the life of the patent. At this time, all capitalized patent costs are for pending patents (applications). Once the patents are approved and in use, we will commence amortization at that time.

	2010	2009
Brand, Trademark	$250,000	$-
Patents	102,361	-
Total intangibles	$352,361	$-

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable. The allowance for doubtful accounts was $80,371 and $92,494 as of December 31 2010 and 2009, respectively.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. Inventory obsolescence is examined on a regular basis.
	2010	2009
Raw materials	$926,190	$214,691
Work-in-process	381,296	60,769
Finished goods	914,793	809,895
Less: Reserve for Obsolescence	(361,924)	(335,864)
	$1,860,355	$749,492

Research and Development Costs
Research and development costs include costs of developing new products and processes, as well as design and engineering costs.Research and development costs are charged to expense when incurred.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.

Loss per Common Share
Basic loss per share is computed by dividing reported losses by the weighted average shares outstanding.   Except where the result would be anti-dilutive to loss from continuing operations, diluted loss per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the year ended December 31, 2010 and 2009, the assumed conversion of convertible long-term debt and the exercise of stock warrants are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

Foreign Currency Translation
In 2010 and 2009,  two Company subsidiaries, Portable Energy De Mexico, and ECOtality Australia Pty. Ltd. were operating outside the United States of America.   For both entities their local currency is their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period end rates in effect as of the balance sheet date and the average exchange rate is used for revenue and expense accounts for each respective period. The resulting translation adjustments are deferred as a separate component of stockholders' equity, within accumulated foreign currency adjustments, net of tax where applicable.

In 2009, a Company subsidiary, Ecotality North America, conducted a portion of their business in Canadian Dollars. Because their functional currency was US dollars, the impact of the translation was taken directly to the income statement and included in General and Administrative expense.

Stock-Based Compensation
The Company accounts for  stock-based compensation  arrangements with employees using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options.  The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model.  The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

The Company accounts for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes pricing model   The measurement of stock-based compensation is subject to adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

Software	3 years
Equipment, Vehicles, Furniture & Fixtures	5-7 years
Buildings	39 years
Leasehold Improvements	15 years or the life of the lease, whichever is shorter

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company recorded a full valuation allowance at each balance sheet date presented because, based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances.

The Company regularly reviews its uncertain tax positions and for benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. As of December 31, 2009 and 2010, the Company had no unrecognized tax benefits.

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

Recent Accounting Pronouncements
In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”),  ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810- Consolidation  related to the consolidation of variable interest entities.  It requires reporting entities to evaluate former qualifying special purpose entities (“QPSE’s”) for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  This ASU requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by ASC paragraphs 810-10-50-8 through 50-19 and 860-10-50-3 through 50-9.  ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  On January 1, 2010, the Company adopted ASU 2009-17.  The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010 the FASB issued ASU 2010-06—Fair Value Measurement and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements  (“ASU 2010-06”),    ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10 and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  The final amendments to the ASC will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis.  That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  ASU 2010-06 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted ASU 2010-06 as of January 1, 2010 with respect to the provisions required to be adopted as of January 1, 2010.  The adoption of these provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.   The Company does not believe that the provisions of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 will have a material impact on the Company’s consolidated financial statements.

In October 2009 the FASB issued ASU No. 2009-13- Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall guidance will require entities to disclose more information about their multiple-element revenue arrangements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of qualitative and quantitative disclosures about the impact of the changes.  The Company will adopt the guidance on a prospective basis and is still determining what effect the adoption of ASU 2009-13 will have on its consolidated financial statements.

Note 3 – Property and Equipment

Property and Equipment as of December 31, 2010 and 2009 consisted of the following:

	At December 31,	At December 31,
	2010	2009
Equipment	$2,962,173	$3,200,649
Buildings	575,615	575,615
Vehicles	791,893	1,282,577
Furniture and fixtures	135,423	100,883
Leasehold improvements	599,510	704,911
Computer Software	1,071,772	132,144
	6,136,387	5,996,778
Less: accumulated depreciation	(2,926,405)	(4,124,431)
	$3,209,982	$1,872,347

Depreciation expense totaled $710,062 and $488,718, for the years ended December 31, 2010 and 2009 respectively.

Note 4 – Stockholders’ equity

The Company is authorized to issue 1,300,000,000 shares of its $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

Common Stock

There were 2,157,048 shares of Ecotality’s $0.001 par value Common Stock issued and outstanding at December 31, 2008.

On December 6, 2007 the Company acquired through Ecotality North America, the Minit-Charger business of Edison Enterprises. The fair market value of the transaction was $3,000,000. The company paid $1,000,000 in cash and issued 33,333 shares of the company’s common stock for the acquisition.  The company guaranteed to the sellers that the shares would be worth $60 each ($2,000,000) by the tenth day following the first anniversary date of the transaction. If the shares are not worth $2,000,000, the company would be required to either issue additional shares such that the total shares are worth $2,000,000 at that time or pay cash to the seller so that the aggregate value of the 2,000,000 shares plus the cash given would equal $2,000,000.  This purchase price obligation was settled in full on January 30, 2009 with the issuance of 522,222 shares of  the Company’s common stock valued at $1,880,000. On October 31, 2009, Ecotality signed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase shares of the Company's Common Stock at a purchase price of $7.20 per share.  $20,500,000 was raised pursuant to the Purchase Agreement in the year ended December 31, 2009.   Total fees to brokers associated with the capital raise were $1,204,935 in cash as per their contracted fee agreements.  $15,500,000 was received in the year ended December 31, 2009.  1,458,330 Shares were issued in 2009 in satisfaction of $10,500,000 of the investment received.  The the remaining $5,000,000 received in 2009 and an additional $5,000,000 subscribed in 2009 were related to a single investor.  To capture the partial receipt and outstanding commitment, a subscription receivable of $5,000,000 and 1,388,889 shares owed but not issued were recorded at December 31, 2009 and were subsequently issued upon receipt of the second half of the investor's total $10,000,000 investment in January of 2010.  In addition to the shares and fees described above, the purchase agreement called for the issuance of 2,847,222 warrants to the new investors and 163,194 warrants to the brokers involved in the capital raise, as part of the contractual fee agreements.  These are five year warrants with an exercise price of $9.00 and were issued November 10, 2009. The warrants were valued at $1,071,205.

During the year ended December 31, 2009, 17,917 shares of Common Stock were issued in satisfaction of a debt of $90,000 due to a vendor in the normal course of business.

During the year ended December 31, 2009, 16,667 shares of Common Stock were issued to a consultant for professional services rendered at a value of $260,000.

During the year ended December 31, 2009, 21,145 shares of Common Stock were issued to employees as compensation.

During the year ended December 31, 2009, 2,217,333 shares of Common Stock were issued on the cashless conversion of warrants with an exercise price of $0.60.

During the year ended December 31, 2009, 673,505 shares of Common Stock were owed but not issued to an employee as compensation.

During the year ended December 31, 2009, 302,778 shares of Common Stock were issued for conversion of debenture debt in the amount of  $1,090,000 at a rate of $3.60 as follows:  Pierce Diversified Master Fund converted $42,000 in debt for 11,667 shares, Enable Growth converted $714,000 in debt for 198,333 shares, Enable Opportunity converted $84,000 in debt for 23,333 shares and BridgePointe Master Fund converted $250,000 in debt for 69,444 shares.

During the year ended December 31, 2009, 155 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 6,713,285 shares of Common Stock outstanding and 2,079,061 shares owed but not issued at December 31, 2009.

Shares owed but not issued at December 31, 2009 were subsequently issued in the quarter ended March 31, 2010 as follows:  673,505 shares were issued to Jonathan Read, 16,666 shares were issued to a consultant in lieu of cash compensation (fair value of these shares was $129,994, based on the share price on the grant date of $7.80) and 1,388,888 shares were issued to new investors.

During the year ended December 31, 2010, 34,500 shares of Common Stock were issued on the conversion of warrants with an exercise price of $0.60.  14,502 warrants were cashless exercised, 19,998 were exercised for cash.

During the year ended December 31, 2010, 83 shares of Common Stock were issued to an employee in accordance with an employment agreement.

During the year ended December 31, 2010, 13,600 shares of Common Stock were issued to consultants for professional services in the normal course of business.

For the year ended December 31, 2010, 2,217,649 shares of preferred stock were converted in exchange for the issuance of 2,217,649 shares of Common Stock.

In the year ended December 31, 2010, 116 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

There were 11,058,292 shares of Common Stock outstanding and 0 shares owed but not issued at December 31, 2010.

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

During the year ended December 31, 2010, 2,217,649 shares of Preferred Stock were converted to 2,217,649 shares of Common Stock.

There were 6,379,650 shares of Preferred Stock outstanding at December 31, 2010.

Note 5 – Notes Payable

On January 16, 2007, the Company purchased an office building for an aggregate price of $575,615.  $287,959 in cash was paid and the remaining balance of $287,500 was structured as an interest-only loan.  The loan bears an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.  The entire principal balance is due on or before January 16, 2012 and is recorded as a long term liability on the consolidated financial statements.

During 2007, the Company incurred a $500,000 note payable to the previous owners of eTec through the acquisition of eTec. The loan is payable in ten monthly installments of $50,000 each. As of December 31, 2008, $ 235,253 was owed and recorded as an accrued liability for purchase price on the consolidated financial statements.  This balance was paid in full on December 11, 2009.

NOVEMBER AND DECEMBER 2007 DEBENTURES AND SUBSEQUENT AMENDMENTS

In November and December of 2007, the Company received gross proceeds of $5,000,000 in exchange for a note payable of $5,882,356 as part of a private offering of 8% Secured Convertible Debentures (the “Debentures”).  The debentures were convertible into common stock at $18.00 per share. Debenture principal payments were due beginning in May and June of 2008 (1/24th of the outstanding amount is due each month thereafter). In connection with these debentures, the Company issued debenture holders warrants (“the Warrants”) to purchase up to 163,399 shares of the Company’s common stock with an exercise price of $19.20. The warrants were exercisable immediately upon issue. The Warrants were to expire five years from the date of issue.  The aggregate fair value of the Warrants equaled $2,272,942 based on the Black-Scholes pricing model using the following assumptions: 3.39%-3.99% risk free rate, 162.69% volatility, and strike price of $19.20, market price of $13.20-$19.20, no yield, and an expected life of 912 days. The gross proceeds received were bifurcated between the note payable and the warrants issued and a discount of $3,876,256 was recorded. The discount was being amortized over the loan term of two and one half years.

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

AUGUST 2008 WAIVER PROVISIONS:
The waiver, deferment agreement aligns with the Company’s short term working capital plan and provides time to achieve company objectives in this regard. In exchange for the Amendment to the Debentures, the Company agreed to:

A.	Waiver of interest payments due between May-December 2008

B.	Deferment of monthly redemptions for the period May-December 2008.

C.	Increase to the outstanding principal amount plus accrued interest though December 31, 2008 for the debentures by 120% as of the effective date of the agreement.

D.	Reset of the common stock conversion rate from $18.00 to $9.00.

E.	Commencement of principal payments starting January 1, 2009 with no change to the redemption period (May 2010)

F.	Commencement of interest payments at 8% per year on April 1, 2009 (first payment due).

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

IMPACT OF OCTOBER 2008 TRUE-UP (REQUIRED BY THE AUGUST 2008 WAIVER) TO THE FINANCIAL STATEMENTS
On October 17, 2008, a purchase price true up with Innergy was completed, whereby we satisfied our purchase price obligation to Innergy in the form of a share issuance .  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required us to immediately reset their warrant exercise price of $9.00 to the VWAP in place at the time of the Innergy True up of $3.60, as well as to change their debt conversion rate from the previous $9.00 to $3.60.  This true up also required the issuance of new warrants to allow the denture holders to maintain their previous aggregate exercise price following the update.  The calculations for this change to our debenture debt is outlined below.  All related charges were immediately charged to interest expense.

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

On January 30, 2009 a purchase price true up with Edison was completed, whereby we satisfied our purchase price obligation to Edison in the form of a share issuance (please see Note 4 for details).  This share issuance triggered the make whole provision in the debenture waiver (letter “G” above) which required the issuance of new warrants to allow the debenture holders to maintain their previous aggregate exercise price following the update.  This calculation resulted in the issuance of an additional 78,673 warrants (at $3.60) to maintain the previous aggregate exercise price. The change in value of the old vs. the new increased number of warrants was $124,147 using the Black Scholes Model consistent with the Innergy true up.  The cost of the increased warrants of $124,147 was charged to interest expense in the quarter ended March 31, 2009.

MARCH 2009 AMENDMENT TO THE DEBENTURES
On March 5, 2009 the Company entered in to an Agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring our equity with the institutional debt holders of the our Original Issue Discount 8% Senior Secured Convertible Debentures, dated November 6, 2007 (the “November 2007 Debentures”)  (aggregate principal amount equal to $4,117,649) and with our debt holder of our Original Issue Discount 8% Secured Convertible Debentures, dated December 6, 2007 (the “December 2007 Debenture”)  (aggregate principle amount equal to $1,764,707).  The November and December 2007 Debentures are held by Enable Growth Partners LP (“EGP”), Enable Opportunity Partners LP (“EOP”), Pierce Diversified Strategy Master Fund LLC, Ena (“Pierce”), and BridgePointe Master Find Ltd  (“BridgePointe”)(individually referred to as “Holder” and collectively as the “Holders”). The Agreement’s effective date is January 1, 2009.

MARCH 2009 WAIVER PROVISIONS:
In exchange for signing an Amendment to Debentures and Warrants, Agreement and Waiver which defered  interest payments due for the first quarter 2009 until May 1, 2009 and payment of monthly principal redemptions until May 1, 2009, we agreed to the following:

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

MAY 2009 AMENDMENT TO THE DEBENTURES
Despite the current tenuous economic situation, the financial opportunities specifically in the Stimulus projects related to electric transportation, were deemed material to the Company’s future, thus,  on  May 15, 2009, the Company and the Debenture Holders entered into an agreement entitled “Amendment to Debentures and Warrants, Agreement and Waiver” (the “Agreement”) restructuring the Company’s equity as well as establishing an inducement for additional working capital for the Company.  The Agreement’s effective date was May 1, 2009.

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

5.	Maintain the conversion price of the November 2007 Debentures and December 2007 Debentures at $3.60.

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

9.
All outstanding Warrants (defined in the Securities Purchase Agreements dated November 6, 2007 and December 6, 2007), and all Warrants issued to Holders as consideration for the current or prior Amendments to the November 2007 Debentures and the December 2007 Debentures will be amended to have an exercise price of $0.60 (to the extent that such exercise price was previously above $0.60), and the termination dates for the makeup warrants will be five (5) years from date of issuance.

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

IMPACT OF THE MAY 2009 WAIVER PROVISIONS ON THE FINANCIAL STATEMENTS:
In the quarter ended June 30, 2009, the financial impact of the May waiver was calculated and was being amortized as noted below, over the waiver period of May 15, 2009 through December 31, 2009.

1.
The change in value of the restated debenture warrants related to the reset of the exercise price (see #9 above) was calculated using the Black Scholes Model using the following assumptions: Strike Price $3.60 (old) and $0.60 (new), Stock Price $6.60 (price on date of agreement), time 162.34 days Volatility 162.34%, Risk Free Interest Rate 3.10%. The increase in value calculated totaled $887,843.  This amount was added to additional paid in capital, and a contra-equity account for  “Unamortized Financing Charges” was established as the offset.  The portion of the Unamortized Financing Charges” that was charged to interest expense through September 30, 2009 was $532,706. The remaining $355,137 was expensed over the remainder of the waiver period (October through December 2009).

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

All Unamortized Financing Charges were amortized and charged to interest expense over the waiver period in the year ending December 31, 2009.

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
There was no impact to the financial statements related to the June amendment.

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

(NOTE - on September 30, 2009 contracts totaling in excess of $20 million were achieved so this carve out provision was no longer valid).

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

IMPACT OF THE PROVISIONS OF THE SECURITIES EXCHANGE AGREEMENT ON THE FINANCIAL STATEMENTS:
The outstanding principal and unpaid interest on the date of the agreement was $9,111,170.  The oustanding debenture liability was relieved in full and a credit was recorded to additional paid in capital in the amount of 9,102,573, and preferred stock was credited at par value of $0.001 multiplied by the 8,597,299 shares that were issued, for a credit of $8,597.  The unamortized discount on the convertible debentures was $676,244 immediately prior to the transaction.  This amount was charged in full to interest expense in the year ended December 31, 2009.

Interest expense totaled $15,868and $15,915,438 for the year ended December 31, 2010 and 2009 respectively.

On August 29, 2008, Mr. Donald Karner, a director of the Company, and Kathryn Forbes agreed to provide the Company a line of credit for up to $650,000. This Line was secured by a second position on receivables (junior to previously issued debentures). During the year ended December 31, 2008, $450,000 was advanced by Mr. Karner and Ms. Forbes. Further advances above $450,000 were contingent on the Company securing additional financing as agreed by October 26, 2008. This line carries a loan fee of $45,000 payable when the line expires.  The line was originally scheduled to expire December 15, 2008, but was extended to April 20, 2009 by the Lenders.  In consideration of the extension, an interest fee of $50,000 was paid to the Lenders in December 2008.  No other interest payments or fees are required under the agreement. The fee of $45,000 was expensed in full as of December 31, 2008.  All amounts advanced under the Line were due and payable in full on April 20, 2009..  This balance was paid in full on December 11, 2009.

Note 6– Options and Warrants

Stock Warrants

		Weighted-
		Average
	Number Of Shares	Exercise Price
Outstanding at December 31, 2008	914,812	$8.02
Granted	13,443,029	$2.88
Exercised	(2,362,349)	$0.60
Converted to Preferred Shares	(6,454,794)	$0.60
Cancelled	(2,469,675)	$0.60
Outstanding at December 31, 2009	3,071,023	$9.69
Granted	9,999	$0.60
Exercised	(36,664)	$0.60
Cancelled	-	-
Outstanding at December 31, 2010	3,044,358	$9.76

STOCK WARRANTS OUTSTANDING

		Weighted- Average
		Remaining
	Number of	Contractual	Weighted-
Range of Exercise Prices	Shares Outstanding	Life in Years	Average Price
$74.40 - $85.20	31,665	0.52	$81.66
$21.00	2,281	0.68	$21.00
$9.00	3,010,412	3.86	$9.00
	3,044,358	3.82	$9.76

STOCK WARRANTS EXERCISABLE

		Weighted-
	Number of	Average
Range of Exercise Prices	Shares Exercisable	Exercise Price
$74.40 - $85.20	31,665	$81.66
$21.00	2,281	21.00
$9.00	3,010,412	$9.00
	3,044,358	$9.76

For debenture related warrants issued in 2009 and prior, refer to Note 5 – Notes Payable

For the year ended December 31, 2009, 16,667 five year warrants with a strike price of $0.60 were issued to a consultant in accordance with a contract for professional services as follows:  417 warrants were issued on September 30, 2009 and were valued at $4,712.50 using the Black Scholes model (strike price $0.60, stock price $11.40, expected term 900 days, volatility 256.34%, risk free rate 2.31%). 4,305 warrants were issued in October 2009 and were valued at $48,695.81 (strike price $0.60, stock price $11.40, expected term 900 days, volatility 256.34%, risk free rate 2.31%). 11,945 warrants were issued on November 30, 2009 and were valued at $79,738 (strike price $0.60, stock price $6.76, expected term 900 days, volatility 250.09%, risk free rate 2.01%).

For the year ended December 31, 2009, 9,999 five year warrants with a strike price of $0.60 were issued to a consultant in accordance with a contract for professional services as follows:  3,333 warrants were issued on September 30, 2009 and were valued at $37,700 using the Black Scholes model (strike price $0.60, stock price $11.40, expected term 900 days, volatility 256.34%, risk free rate 2.31%).3,333 warrants were issued in October 2009 and were valued at $33,680 using the Black Scholes model (strike price $0.60, stock price $10.20, expected term 900 days, volatility 252.81%, risk free rate 2.31%). 3,333 warrants were issued in November 30, 2009 and were valued at $22,251 using the Black Scholes model (strike price $0.60, stock price $6.76, expected term 900 days, volatility 250.09%, risk free rate 2.01%).

For the year ended December 31, 2009, 17,615 warrants with a strike price of $0.60 were issued to Brookstreet investors in full settlement of potential dilution associated with their outstanding warrants.  These warrants were issued subject to immediate cashless exercise and were valued as follows:  6,400 warrants were issued in October 2009 and were valued at $61,438 using the Black Scholes model (strike price $0.60, stock price $10.20, expected term 1 day, volatility 252.88%, risk free rate 2.44%).  805 warrants were issued on November 6, and were valued at $5,796 using the Black Scholes model (strike price $0.60, stock price $7.20, expected term 1 day, volatility 254.14%, risk free rate 2.30%). 8,633 warrants were issued on November 12, and were valued at $72,519 using the Black Scholes model (strike price $0.60, stock price $9.00, expected term 1 day, volatility 251.51%, risk free rate 2.28%).  1,391 warrants were issued on November 16, and were valued at $10,847 using the Black Scholes model (strike price $0.60, stock price $8.40, expected term 1 day, volatility 251.51%, risk free rate 2.19%).  386 warrants were issued on December 4, and were valued at $2,208 using the Black Scholes model (strike price $0.60, stock price $5.70, expected term 1 day, volatility 249.75%, risk free rate 2.14%).

For the year ended December 31, 2010, 9,999 five year warrants with a strike price of $0.60 were issued to a consultant in accordance with a contract for professional services as follows:  3,333 warrants were issued on January 15, 2010 and were valued at $17,811 using the Black Scholes model (strike price $0.60, stock price $5.60, expected term 900 days, volatility 172.17%, risk free rate 1.36%).  3,333 warrants were issued on February 16, 2010 and were valued at $15,840 using the Black Scholes model (strike price $0.60, stock price $5.00, expected term 900 days, volatility 171.4%, risk free rate 1.88%). 3,333 warrants were issued on March 15, 2010 and were valued at $15,723 using the Black Scholes model (strike price $0.60, stock price $4.97, expected term 900 days, volatility 169.57%, risk free rate 1.87%).

Options:

At December 31, 2008, there were 49,164 options outstanding.

On April 16, 2010, the Company’s outside directors received a total of 70,500 10 year options to purchase Common Stock at a $4.60 exercise price (the closing market price on that date).  These options were issued in accordance with a Director’s Compensation package implemented in the first quarter of 2010.

On April 26, 2010, Management and Employees were awarded a total of 767,000 ten year options to purchase Common Stock at a $5.39 exercise price (the closing market price on that date.  These options were issued at the direction of the Board of Directors in an employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

On June 14, 2010, an additional 100,000 10 year options were issued to Management and Employees to purchase Common Stock at a $6.19 exercise price (the closing market price on that date).  These options were issued at the direction of the Board of Directors as outlined in the employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

On September 22, 2010, 35,000 9.7 year options were issued to an employee in accordance with an employment agreement.  These options were issued with an exercise price of $4.04 (the closing market price on that date).

On November 19, 2010, 200,000 ten year options vesting at the rate of 25% per year were issued to an employee in accordance with an employment agreement.  These options were issued with an exercise price of $3.53 (the closing market price on that date).  The options were valued at $644,266 using the Black Scholes model.  These cost of these options will be amortized over the performance period which is the vesting period of the options..

On December 22, 2010, 25,000 ten year options vesting at the rate of 25% per year were issued to an employee in accordance with an employment agreement.  These options were issued with an exercise price of $3.62 (the closing market price on that date).  The cost of these options will be amortized over the performance period which is the vesting period of the options.

For the year ended December 31, 2010, 29,167 options were forfeited (not exercised within 90 days of termination) by previous employees.

At December 31, 2010, there were 1,217,498 options outstanding with a weighted average exercise price of $5.20 and weighted average remaining life of 9.4 years.

The following table summarizes stock option activity related to shares of common stock for the years ended December 31, 2010:
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding — December 31, 2009	49,164	$10.08	9.23	$
Granted	1,197,500	5.02	-
Repurchased		-	-
Forfeited	(29,166)	6.21	-
Exercised	-	-	-

Outstanding — December 31, 2010	1,217,498	$5.20	9.40		$14

Vested and excerciseable — December 31, 2010	992,498

The fair value of the option awards during the years ended December 31, 2009 and 2010 was calculated using the Black-Scholes option valuation model with the following assumptions:

	2010	2009

Expected term (in years)	2.5 - 5	2.5
Risk-free interest rate	1.33 - 3.83%	2.01 - 3.45%
Expected volatility	155 - 172%	154 - 159%
Expected dividend rate	0%	0%

The expected term of the options represents the estimated time from the date of the grant until the date of exercise and is primarily based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. Expected volatility is determined based on daily historical price observations for our shares over the expected term of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a similar term. The expected dividend yield was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2010 is summarized below:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Shares Subject to Stock Options

$16.80	16,666	6.83	16,666
$11.10	11,666	7.00	11,666
$6.19	100,000	9.34	100,000
$5.39	742,000	9.37	742,000
$4.60	70,500	9.37	70,500
$4.04	35,000	9.34	35,000
$3.62	25,000	9.89	-
$3.53	200,000	9.88	-
$2.40	16,666	7.83	16,666

	1,217,498		992,498

NOTE 7– Income taxes

Components of our provision for income taxes are as follows:

Years ended December 31,	2010	2009
(In thousands)
Federal	$-	$-
State	-	-
Total current	-	-
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$-	$-

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended December 31,	2010	2009
	Rate	Rate
Taxes at federal statutory rate	-34.00%	-34.00%
State income tax, net	0.00%	0.00%
Permanent Items	3.94%	.63%
Effect of rate change	0.00%	0.00%
Valuation allowance	30.06%	33.37%
Provision for income taxes	0.0%	0.0%

Under the accounting guidance, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset consisted of the following:

December 31,	2010	2009
(In thousands)

Deferred Tax Assets
Net Operating Loss Carryforwards	$20,087	$15,847
Stock Options	1,282
Reserves	268	195
Other	14	13
	21,651	16,055
Valuation allowance	(21,487)	(15,790)
Total Deferred Tax Asset	$164	$265

Deferred Tax Liabilities
Property and Equipment	$(135)	$(265)
Deferred Rent	(29)
Total Deferred Tax Liability	$(164)	$(265)

Net Deferred Tax Asset (Liability)	$-	$-

Our U.S. net operating loss carry forwards in the amount of $50.6 million at December 31, 2010 and 39.8 million at December 31, 2009 will expire in tax years ending 2026 through 2030.   Our state net operating loss carry forwards in the amount of $53.4 million at December 31, 2010 and $42.6 million at December 31, 2009 will expire in tax years ending 2011 through 2030.  Due to certain significant changes in ownership in prior years, some of the net operating losses are subject to limitation under Internal Revenue Code Sections 382.

The net operating losses have the following expiration dates (in thousands):

	Federal	State

2011		2,761
2012		3,188
2013		6,808
2014		17,595
2015		8,937
2026	2,761	-
2027	6,911	-
2028	8,588	7,155
2029	21,505	5,051
2030	10,805	1,867

We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance. This assessment included the evaluation of the reversal of temporary differences.  As a result, we have concluded that it is more likely than not that the net deferred tax assets will not be realized and thus have provided an allowance for the entire net deferred tax asset balance.  Our valuation allowance was $21.5 million at December 31, 2010 and $15.8 million at December 31, 2009.

The Company is subject to the accounting guidance for uncertain income tax positions as of January 1, 2007. The Company’s significant filing jurisdictions are federal, Arizona and California.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.  Therefore, no interest and penalties have been accrued either.

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months.  All years are open for examination until 3 to 4 for years after the utilization of the net operating losses.

Note 8 – Commitments and contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $60,000.  Some leases are month to month, which requires no future obligation; however, all termed leases expire through December 2015.

Year Ending December 31:
2011	$690,933
2012	643,805
2013	335,159
2014	219,372
2015	202,996
Thereafter	0
Total future minimum lease payments	$2,092,265

The total rental expense included in the consolidated statement of income for the year ended December 31, 2010 is $578,675. As of December 31, 2010, the Company has sixteen leases in effect for operating space as disclosed in the table below.

License Agreement
In June of 2006, the Company entered into a License Agreement with California Institute of Technology, whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology.  The License Agreement carries an annual maintenance fee of $50,000, with the first payment due on or about June 12, 2009 which has been accrued through the year ended December 31, 2009 and $85,732 as of December 31, 2010.   The License Agreement carries a perpetual term, subject to default, infringement, expiration, revocation or unenforceability of the License Agreement and the licenses granted thereby.

Contingencies

On October 28, 2010, the Company and our Ecotality North America, Inc. subsidiary ("eTec") as well as certain individuals, received subpoenas from the United States Securities and Exchange Commission (the "SEC"), pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in our shares of common stock from the period between August 1, 2008 and August 31, 2009.  The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  At a meeting held on November 1, 2010, our board of directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas.  We are cooperating fully with the SEC.

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the United States District Court for the Eastern District of Texas. SIPCO alleges that ECOtality’s EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks. SIPCO seeks monetary damages and injunctive relief. ECOtality believes the allegations to be unfounded, and, if necessary, will defend the case vigorously.

Note 9 – Segment Information

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies of the consolidated financial statements. Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations.  There was $361,042 in inter-segment sales during the year ended December 31, 2010.

Summarized financial information concerning our reportable segments for the year ended December 31, 2010 are as follows:

YEAR ENDED DECEMBER 31, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total revenues	$11,706,600	$1,158,542	$871,480	$13,736,622
Depreciation and amortization	$411,345	$3,876	$3,146	$418,367
Operating income (loss)	$(9,361,980)	$(111,638)	$207,491	$(9,266,127)
Interest expense	$(82)	$-	$-	$(82)
Loss on disposal of assets	$(5,563)	$-	$-	$(5,563)
Segment Income before Corporate Overhead Allocation	$(9,367,625)	$(111,638)	$207,491	$(9,271,772)
Corporate Overhead Allocation	$(5,817,594)	$(699,366)	$(532,963)	$(7,049,923)
Segment Loss	$(15,185,219)	$(811,004)	$(325,472)	$(16,321,695)

Not Included in segment loss:
Depreciation on Corporate Assets				$120,205
Reported Net income after tax				$(16,441,900)

Capital Expenditures	$2,237,266	$-	$-	$2,237,266

Total segment assets - excluding intercompany receivables	$7,449,852	$405,842	$258,313	$8,114,007
Other items Not included in Segment Assets:
Goodwill	$3,495,878			$3,495,878
Other Corporate Assets				$5,182,153
Total Reported Assets				$16,792,037

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2009 is as follows:

YEAR ENDED DECEMBER 31, 2009
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total revenues	$5,702,323	$2,111,198	$788,153	$8,601,674
Depreciation and amortization	$320,064	$7,078	$3,561	$330,703
Operating income (loss)	$(2,077,492)	$646,001	$147,715	$(1,283,776)
Interest expense	$(1,289)	$-	$-	$(1,289)
Gain on disposal of assets	$48,523	$-	$-	$48,523
Other Income (expense)	$236	$-	$-	$236
Segment Income before Corporate Overhead Allocation	$(2,030,022)	$646,001	$147,715	$(1,236,306)
Corporate Overhead Allocation	$18,653,977	$6,906,350	$2,578,280	$28,138,607
Segment Loss	$(20,683,999)	$(6,260,349)	$(2,430,565)	$(29,374,913)

Not Included in segment income:
Depreciation on Corporate Assets				$132,840

Reported Net income after tax				$(29,507,750)
Capital Expenditures	$771,919	$-	$5,945	$777,864

Total segment assets - excluding intercompany receivables	$2,876,733	$714,433	$186,909	$3,778,075
Other items Not included in Segment Assets:
Goodwill	$3,495,878			$3,495,878
Other Corporate Assets				$12,352,391
Total Reported Assets				$19,626,344

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

NOTE 12 – Agreement with Department of Energy (DOE)

On September 30, 2009, the Company’s wholly owned subsidiary ECOtality North America entered into an agreement with the DOE to accept a grant of federal funds and to perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the EV Project). ECOtality North America obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by ECOtality North America, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the company will submit as allowable costs certain estimated costs of ownership incurred by the owner of the vehicles in the program, which are not costs to the program. Such allowable costs will result in reimbursement for items that the Company incurs minimal actual related costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $120 million have minimal related costs to the Company as they relate to allowable costs for third party ownership. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. The EV Project commenced in October 2009 and is expected to be completed in April 2013. Under the federal regulations, upon the completion of the EV Project. There are 3 options for any equipment with a fair value in excess of $5,000. The options are as follows: (1) Retain the capital assets by paying the DOE the remaining 45.8% of the fair value as determined at the end of the contract, (2) the DOE may buy out the remaining 54.2% of the fair value as determined at the end of the contract, or (3) the asset may be sold and the Company would be entitled to 54.2% of the proceeds and the government would be entitled to 45.8%.

In the early stages of the contract, our costs are primarily driven by labor, research and development of software and hardware. The billable costs and associated revenues generated in the later stages of the contract are driven by and subject to the number of electric vehicles that are deployed at any given time. To the extent that the deployment of vehicles is delayed and or the total number of vehicles is less than our projection, our total realizable revenue and associated billable costs will be less than full contract amount provides for.

Note 13 – Subsequent Events

On January 10, 2011, Ecotality entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd. (“ABBTV”) pursuant to which ABBTV agreed to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) for an aggregate purchase price of $10,000,000.   In accordance with the Securities Purchase Agreement, ABBTV also received a five-year warrant to purchase a number of shares of Common Stock equal to 40% of the total number of shares of Common Stock purchased at the closing.  The exercise price of the Warrant will initially be equal to 135% of the Per Share Purchase Price.  The Company may not effect any exercise of the Warrant in an amount that would result in ABBTV or its affiliates beneficially owning more than 19.99% of the outstanding Common Stock upon such an exercise.

On January 10, 2011, the Company entered into a Collaboration and Strategic Supplier Relationship Framework Agreement (the “Framework Agreement”) with ABB Inc., an affiliate of ABBTV.  The Framework Agreement sets forth the general terms for the collaboration and strategic supplier relationship that ABB Inc. and the Company have agreed to implement between themselves and their affiliated companies.

On January 10, 2011, the Company entered into the “Collaboration and Strategic Supplier Relationship for North America Markets” Agreement (the “NAM Agreement”) with ABB Inc.  The NAM Agreement sets forth the terms of the supplier relationship between the Company and ABB Inc. with respect to the North American market.  The NAM Agreement provides that the ABB Inc. and its affiliates will collaborate with the Company and its affiliates to further the development, expansion, and acceptance of market-leading battery charging solutions that incorporate, use or rely on the Company’s technology and/or that provide the networking functionality that the Company and its affiliates have designed and operate, associated with its “BLINK” trademark.

On January 10, 2011, the Company entered into an Amendment to the Master Overhead Joint Venture Agreement with Shenzhen Goch Investment Ltd.  The amendment modifies certain provisions of the Master Overhead Joint Venture Agreement entered into on September 15, 2009 between the Company and SGI to accommodate certain transactions with ABBTV. As a result of these modifications the company and SGI will form one Joint Venture (rather than two) and this Joint Venture shall manufacture and assemble as well as market and sell EVSE in China. In addition, SGI will invest a total of $5 million to fund the Joint Venture (rather than $15 million).

On January 13, 2011, in connection with the Investment and the Securities Purchase Agreement, the Company entered into an Investor Rights Agreement with ABBTV pursuant to which the Company agreed to file a registration statement providing for the resale of the securities purchased by the Investor under the Securities Purchase Agreement.  The closing of the Investment occurred on January 13, 2011.  At the closing, the Company received gross proceeds of $10,000,000 and issued 2,604,167 shares of Common Stock to ABBTV at a purchase price of $3.84 per share.  The Company also issued a five year Warrant to the Investor to purchase 1,041,667 shares of Common Stock at an exercise price of $4.91 per share.  Under the terms of the Warrant, the Company may not effect any exercise of the Warrant in an amount that would result in the Investor or its affiliates beneficially owning more than 19.99% of the outstanding Common Stock upon such an exercise.

On January 13, 2011, Mr. E. Slade Mead resigned as a member of the Board of Directors of the Company.  Mr. Mead will be retained as a Board observer and will continue to attend and participate in a non-voting capacity at all Board meetings until January 31, 2012.

On January 13, 2011, Colonel Barry S. Baer resigned as a member of the Board of Directors of the Company.  Colonel Baer will remain with the Company as Secretary and Assistant Treasurer.

On January 13, 2011, Mr. Enrique Santacana and Mr. Andrew Tang were appointed to the Board of Directors to fill the vacancies left by the resignations of Mr. Mead and Colonel Baer.  Mr. Santacana and Mr. Tang were nominated by ABBTV in connection with the Investor Rights Agreement, and the Company was obligated to confirm their appointment to the Board of Directors as a condition to closing the Investment.

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the United States District Court for the Eastern District of Texas.  SIPCO alleges that ECOtality's EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks.  SIPCO seeks monetary damages and injunctive relief.  ECOtality believes the allegations to be unfounded.  If necessary, ECOtality will defend the case vigorously.

On February 2, 2011, ECOtality North America was awarded a contract with the Bay Area Air Quality Management District to expand The EV Project into the San Francisco Bay Area. The Company expects to enter into definitive contracts with respect to these awards during the second quarter of 2011.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were ineffective due to a material weakness for the period ended December 31, 2010.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were ineffective due to material weaknesses for the year ended December 31, 2010.  The areas in which material weaknesses were identified included accounts payable cutoff for the fiscal year end, stock based compensation calculation and external use software capitalization. In all instances, appropriate actions have been undertaken with counsel from external advisors with expertise in these subject areas to immediately remediate all identified issues.  Please refer to “Changes in Internal Control” noted below.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s Report is not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control

In the fourth quarter of 2010, we hired a new Chief Financial Officer to oversee all reporting for us and our subsidiaries.  Also in the fourth quarter of 2010, we hired a certified public accountant with extensive government contract experience as Vice President of Finance at Ecotality North America.  We expect these additions to improve our internal controls and procedures, particularly with respect to the implementation, accounting and oversight of our government contracts.  During fiscal year 2011, we have taken additional steps to increase the effectiveness of our internal controls and procedures, including hiring a government contract specialist to assist with implementation and oversight of our government contracts, hiring an outside consulting firm to assist with complex accounting issues, hiring an outside firm to assist us with ASC 740 reporting requirements, initiating the recruitment process to add another certified public accountant to our corporate staff and making other key accounting personnel changes at our Ecotality North America subsidiary.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  Each officer is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The following table sets forth certain information regarding the executive officers and directors of the Company as of the date of this filing:

Names:	Ages	Titles:	Board of Directors
Jonathan R. Read	53	Chief Executive Officer and President	Director
H. Ravi Brar	42	Chief Financial Officer
Barry S. Baer	67	Secretary/Assistant Treasurer
Carlton Johnson	50		Director
Daryl Magana	42		Director
Jack Smith	42		Director
Dave Kuzma	65		Director
Enrique Santacana	58		Director
Andrew Tang	39		Director

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

H. Ravi Brar, Chief Financial Officer

H. Ravi Brar joined the Company as Chief Financial Officer commencing on November 19, 2010.  Mr. Brar most recently served as Executive Vice President and Chief Financial Officer at Exigen Services, Inc., a global software development outsourcing company based in Russia and China, from 2007 to 2010. Prior to that, from 1999 to 2007 he held various executive positions at Pac-West Telecomm, Inc. including Chief Financial Officer and Chief Operating Officer. Before Pac-West, Mr. Brar spent eight years with the Xerox Corporation most recently as Director of Business Development for China, Russia and India from 1998 to 1999 and in other finance, sales and operational roles from 1991 to 1997.  Mr. Brar holds a BS in Managerial Economics from the University of California, Davis and a MBA from the Katz Graduate School of Business at the University of Pittsburgh.

Barry S. Baer, Secretary/Assistant Treasurer

Colonel Barry S. Baer joined us as our Chief Financial Officer in December, 2006 and served as a director until January 13, 2011 when he resigned from the Board.  Colonel Baer will remain with the Company as Secretary and Assistant Treasurer.   He was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). Previously, he worked with the City of Indianapolis as its Director of Public Works.  Between June 2005 and December 2008, Mr. Baer served as a member of the State of Indiana Unemployment Insurance Board. Since October 2007, Colonel Baer has also served as CFO for Buck-A-Roo$ Holding Corporation.

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

Enrique Santacana, Director

Mr. Santacana was appointed to the Board of Directors on January 13, 2011.  Mr. Santacana is currently the President and Chief Executive Officer of ABB Inc. and the Region Manager of ABB North America, each of which are affiliates of the Investor (ABB Inc., ABB North America and the Investor are collectively referred to herein as “ABB”).  Mr. Santacana joined ABB in 1977.  Since then he has held a variety of management positions including Region Division Manager for Power Products in North America.  Prior to that, he was Vice President and General Manager of the Medium Voltage Products business unit of ABB’s Power Technologies division in North America.  A licensed professional engineer in North Carolina, Mr. Santacana is a member of the Institute of Electrical and Electronic Engineers and the National Society of Professional Engineers.  Mr. Santacana earned a Bachelor of Science in Electrical Engineering from the University of Puerto Rico; a Master of Engineering in Electric Power Engineering from Rensselaer Polytechnic Institute; and a Master of Business Administration from Duke University.  Mr. Santacana sits on the Board of Governors of the National Electrical Manufacturers Association where he is a member of the Executive Committee, and is also a member of the Business Roundtable where is a Vice Chair of their Sustainable Growth Initiative.  He has also served on the U.S. Department of Energy’s Electricity Advisory Committee where he helped the Department of Energy meet requirements of the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007.

Andrew Tang, Director

Mr. Tang was appointed to the Board of Directors on January 13, 2011.  Mr. Tang currently serves as Managing Director of the Investor.  Mr. Tang joined ABB in 2010 with over ten years of venture capital and investment banking experience.  Prior to joining ABB, Mr. Tang was a Managing Director at DFJ DragonFund.  He was also a partner at Infineon Ventures, and has worked at Infineon Technologies and Credit Suisse First Boston.  Mr. Tang earned a Bachelor of Science in Electrical Engineering from the University of Texas at Austin; a Master of Science in Electrical Engineering from Massachusetts Institute of Technology; and a Master of Business Administration from The Wharton School, University of Pennsylvania.  Mr. Tang holds a U.S. patent and has been published in numerous technical journals in the advance materials field.

Mr. Santacana and Mr. Tang were appointed to the Board of Directors to fill the vacancies left by the resignations of E. Slade Mead and Barry S. Baer.  Mr. Santacana and Mr. Tang were nominated by ABBTV in connection with its investment in the Company.  On January 13, 2011, in connection with the investment, ABBTV and the Company entered into an Investor Rights Agreement, which obligated the Company to confirm the appointment of Messrs. Santacana and Tang to the Board of Directors as a condition to closing the investment.

E. Slade Mead, Board Observer

On January 13, 2011, Mr. E. Slade Mead resigned as a member of the Board of Directors of the Company.  Mr. Mead will be retained as a Board observer and will continue to attend and participate in a non-voting capacity at all Board meetings until January 31, 2012.

Mr. Mead became a Director in October 2007.  Mr. Mead is currently the Director of College Placement at the Trinity-Pawling School and does some consulting work representing professional athletes.  Previously, Mr. Mead worked for Advantage International, a leading global sports management firm, where he ran the London office and represented several professional tennis and baseball players. Between 2002 and 2004, Mr. Mead was an Arizona State Senator where he served on the Appropriations, Government and Education (Vice-Chair) Committees.  With a deep commitment to education, Mr. Mead was voted the Arizona School Board Legislator of the Year (2003), Arizona Women’s Political Caucus Legislator of the Year (2004), and Arizona Career Technical Education Policy Maker of the Year (2004).  Mr. Mead remains very active in education and state politics as he ran for Arizona Superintendent of Public Instruction in 2006, and is a Court appointed School Board and Receiver Board member for the Maricopa Regional School District.  Mr. Mead holds a Yale Undergraduate and attended the University of Connecticut Law School.

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

Family Relationships

None.

Board Committees and Independence

Audit Committee

Our Audit Committee currently consists of David Kuzma, Carlton Johnson and Daryl Magana, with Mr. Kuzma elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Kuzma is our audit committee financial expert.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. Our Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Compensation Committee

Our Compensation Committee currently consists of David Kuzma, Andrew Tang and Daryl Magana.  David Kuzma was elected as Chairman of the Committee.  Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers..

Independence

Under NASDAQ rules, a majority of our Board of Directors must consist of independent directors.  The Board of Directors has determined that (1) each of Messrs. Johnson, Magana, Smith, Kuzma, Tang and Santacana are independent directors as defined by the NASDAQ rules, and, (2) as the President and Chief Executive Officer of the Company, Mr. Read is not an independent director under NASDAQ rules.  The Board of Directors has also determined that each of the members of our Audit Committee and Compensation Committee is an independent director under NASDAQ rules.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Upon request, we will provide a copy of our Code of Business Conduct and Ethics without charge.  To request a copy of our Code of Business Conduct and Ethics, you may write or telephone us at:

ECOtality, Inc.
Four Embarcadero Center, Suite 3720
San Francisco, California 94111
(415) 992-3000

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required. The Company believes that for the fiscal year ended December 31, 2010, directors, officers and beneficial owners of more than 10% of a registered class of the Company’s equity securities did comply with the Section 16(a) filing requirements applicable to them, except that: (i) Kevin Morrow filed one late report related to nine transactions in the Company’s common stock; (ii) Carlton Johnson filed one late report relating to a grant of stock options; (iii) Jonathan Read filed one late report relating to three grants of stock options; (iv) E. Slade Mead filed one late report relating to a grant of stock options; (v) Barry Baer filed one late report relating to a grant of stock options; (vi) Daryl Magana filed one late report relating to a grant of stock options; (vii) Jack Smith filed one late report relating to a grant of stock options; and (viii) David Kuzma filed one late report relating to a grant of stock options.

Involvement on Certain Material Legal Proceedings

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2010 and 2009, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer, the Chief Financial Officer, and to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jonathan R Read	2010	320,295					613,750	(8)					933,865
CEO and President	2009	363,384	75,000		3,731,778	(1),(2)							4,170,162

Ravi Brar	2010	49,358											49,358
CFO (3)

Barry S. Baer	2010	183,911											183,911
CFO/ Secretary & Treasurer (3)	2009	143,844	39,375		27,500	(4)							210,719

Donald B. Karner	2010	309,808					1,605,150	(7)			10,938	(9)	1,925,896
CEO, ECOtality N.A., Subsidiary	2009	262,500	600,000	(6)							8,083	(9)	870,583

Kevin P. Morrow	2010	260,385					535,050	(7)			7,960	(9)	803,403
EVP, ECOtality N.A., Subsidiary	2009	170,833	400,000	(6)							9,800	(9)	580,633

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

(2) On July 28, 2009 we issued 4,167 (post-Reverse Split) shares of the Company’s $0.001 par value common stock to Mr. Read as compensation for services valued at $27,500, calculated at $6.60 using the Black Scholes Option Calculator.  In conjunction with the issuance of the share, the Company remitted estimated tax on Mr. Read’s behalf of $16,360 (the tax payment is included in the salary amount in the table above).

(3) On November 19, 2010, Mr. Brar replaced Mr. Baer as Chief Financial Officer for the Company.  Mr. Baer remained as a member of the Company’s Board of Directors.

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

(7) On April 26, 2010, 10-year options to purchase Common Stock at a $5.35 exercise price (closing market price on that date) were issued at the direction of the Board of Directors as outlined in the employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

(8) On June 14, 2010, 100,000 10-year options to purchase Common Stock at a $6.19 exercise price (closing market price on that date) were issued at the direction of the Board of Directors as outlined in the employment compensation plan approved by our Board Compensation Committee in conjunction with an independent compensation consultant.

(9) Employer match for 401K contributions.

Employment Agreements and Executive Compensation

In October 2007 we entered into a two-year employment agreement with Mr. Read for an annual salary of $300,000 and a one-time bonus of $150,000 payable upon the execution of the agreement and in November 2009 the contract was extended to October 31, 2011.  In April 2009 Mr. Read's contract was renewed for an additional 2 years at a base salary of $300,000.  In June 2010 an amendment was approved to increase the base salary to $350,000 and to award 100,000 10 year stock options.

In November 2006 we engaged Barry S. Baer to serve as Chief Financial Officer at a rate of $100.00 per hour.  This engagement continued based on mutual agreement between the parties. In May 2008 this rate was increased to $125 per hour and the engagement has continued at this rate through December 2010 at which time Colonel Baer signed a 15 month employment agreement to serve as the Company’s Corporate Secretary and Assistant Treasurer with an annual salary of $96,000.

On April 26, 2010 we entered into a two-year employment agreement with Mr. Karner for an annual salary of $315,000.

On April 26, 2010 we entered into a two-year employment agreement with Mr. Morrow for an annual salary of $265,000.

On November 19, 2010 we entered into a two-year employment agreement with Mr. H. Ravi Brar to serve as our Chief Financial Officer for an annual salary of $250,000.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR -END

Option Awards							Equity Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number or shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Johnathan R. Read	16,667	-	-	$2.40	11/1/2018	(1)	-	-	-		-
CEO and President	16,667	-	-	$16.80	11/1/2017	(1)	-	-	-		-
	100,000	-	-	$6.19	11/1/2017	(4)	-	-	-		-

H. Ravi Brar Chief Financial Officer		200,000	-	$3.53	11/19/2020	(2)			200,000	(3)	644,266

Barry S. Baer Corporate Secretary and Assistant Treasurer	8,333	-	-	$11.40	12/31/2012	(3)	-	-	-		-

Donald Karner CEO, Ecotality North America (subsidiary)	300,000	-	-	$5.35	04/26/2020	(5)	-	-	-		-

Kevin Morrow Exec. VP, Ecotality North America (subsidiary)	100,000	-	-	$5.35	04/26/2020	(6)	-	-	-		-

Notes:

(1) On November 1, 2007 we granted 33,334 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Read as additional incentive compensation for services, the first 16,667 options vested on November 1, 2007 and were valued at $281,300 using the Black Scholes Option Calculator. The second 16,667 options vested on November 1, 2008. The portion of these options earned in 2007 was valued at $14,442, using the Black Scholes Option Calculator.  The remainder of the options were earned in 2008 and were valued at $55,168.

(2) On December 31, 2007 we issued 8,333 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Baer as compensation for services valued at $86,650, using the Black Scholes Option Calculator.

(3) On November 19, 2010 we issued 200,000 options to acquire shares of the Company’s $0.001 par value common stock to H. Ravi Brar as compensation for services valued at $644,266 using the Black Scholes Option Calculator.  These options vest at a rate 24% per year.

(4)  On June 14, 2010, we issued 100,000 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Jonathan Read as compensation for services valued at $579,930 using the Black Scholes Option Calculator.

(5)  On April 26, 2010, we issued 300,000 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Donald Karner as compensation for services valued at $1,525,740 using the Black Scholes Option Calculator.

(6)  On April 26, 2010, we issued 100,000 options to acquire shares of the Company’s $0.001 par value common stock to Mr. Kevin Morrow as compensation for services valued at $508,580 using the Black Scholes Option Calculator.

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

Directors received compensation for their services for the fiscal year ended December 31, 2010 as set forth below:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Options $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $
E. Slade Mead	$40,000	$56,469				$96,469
Carlton Johnson	$39,000	$60,813				$99,813
Daryl Magana	$42,000	$62,985				$104,985
Jack Smith	$38,000	$56,469				$94,469
Dave Kuzma	$59,000	$69,501				$128,501

(1) E. Slade Mead served as a member of the Board of Directors until January 13, 2010, and was on the Compensation Committee.  As compensation for his service on the Board and Committee, Mr. Mead received $8,750 as a Board Service Retainer and $750 per quarter for service on the Compensation Committee. In the second quarter, Mr. Mead received 7,500 options as a One Time New Board Member Appointment Grant, 5,000 options as a Board Service Retainer, and 500 options as Compensation Committee Retainer for a total of 13,000 options at a value of $4.34 per option.

(2) Carlton Johnson served as a member of the Board of Directors and was on the Audit Committee.  Mr. Johnson received $8,750 as a Board Service Retainer per quarter and $1,500 per quarter for service on the Audit Committee.  In the second quarter, Mr. Johnson received 7,500 options as a One Time New Board Member Appointment Grant, 5,000 options as a Board Service Retainer, and 1,500 options as an Audit Committee Retainer for a total of 14,000 options at a value of $4.34 per option.

(3) Daryl Magana served as a member of the Board of Directors and was on the Compensation Committee and Audit Committee.  Mr. Magana received $8,750 as a Board Service Retainer, $1,500 and $500 per quarter for his service on the Audit and Compensation Committees respectively.  In the second quarter, Mr. Magana received 7,500 options as a One Time New Board Member Appointment Grant, 5,000 options as a Board Service Retainer, 1,500 options as an Audit Committee Retainer, and 500 options as a Compensation Committee Retainer for a total of 14,500 options at a value of $4.34 per option.

(4) Jack Smith served as a member of the Board of Directors and was on the Compensation Committee.  Mr. Smith received $8,750 as a Board Service Retainer and $750 per quarter for his service on the Compensation Committee.  In the second quarter, Mr. Smith received 7,500 options as a One Time New Board Member Appointment Grant, 5,000 options as a Board Service Retainer, and 500 options as Compensation Committee Retainer for a total of 13,000 options at a value of $4.34 per option.

(5) Dave Kuzma served as a member of the Board of Directors and is the Compensation and Audit Committee Chairperson.  Mr. Kuzma received $8,750 as a Board Service Retainer per quarter.  For his service as the chair of the Audit Committee and Compensation Committee he received an additional $3,500 and $2,500 per quarter, respectively.  In the second quarter, Mr. Kuzma received 7,500 options as a One Time New Board Member Appointment Grant, 5,000 options as a Board Service Retainer, 2,000 options as the Audit Chair, and 1,500 options as Compensation Chair for a total of 16,000 options at a value of $4.34 per option.

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

The plan is administered by our Board of Directors.  Currently, we have 8,800,510 shares of common stock reserved for future issuance upon the exercise of stock options granted under the plan.  Under the plan, the Board of Directors determine which individuals will receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

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

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct. On January 13, 2011, the Company entered into indemnification agreements with its directors and officers.  Under the terms of these indemnification agreements, the Company is obligated to indemnify and to advance expenses to the indemnities to the fullest extent permitted by applicable law.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2010.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

BENEFICIAL OWNERSHIP AT MARCH 31, 2011
						Percent of
Title of					Number of Shares	Of
Class	Name of Beneficial Owner				Beneficially Owned	Class

Common Stock	Jonathan R. Read, CEO, President and Director	(1)	(7)		808,746	5.84%
Common Stock	Donald Karner, CEO, ECOtality North America, Subsidiary	(1)			362,400	2.58%
Common Stock	Kevin Morrow, Exec. Vice President, ECOtality North America, Subsidiary	(1)			124,164	0.90%
Common Stock	Jack Smith, Director	(1)			13,000	0.09%
Common Stock	Dave Kuzma, Director	(1)			16,000	0.12%
Common Stock	Carl Johnson, Director	(1)			14,000	0.10%
Common Stock	Daryl Magana, Director	(1)	(8)		406,096	2.96%
Common Stock	Barry Baer, Secretary, Treasurer	(1)	(9)		12,500	0.09%
	Officers and Directors as a Group				1,756,906	12.68%

Common Stock	ABB Technology Ventures, LTD	(2)	(10)	(15)	2,743,619	19.99%
Common Stock	Enable Growth Partners LP, Enable Opportunity Partners, LP & Pierce Diversified Strategy Master Fund, LLC	(3)	(11)	(16)	1,371,123	9.99%
Common Stock	BridgePointe Master Fund Ltd, Providence Christian Foundation Inc.	(4)	(12)	(16)	535,655	3.90%
Common Stock	Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., Global LearnNet Ltd.	(5)	(13)	(16)	1,371,123	9.99%
Common Stock	Marion Lynton, Ardsley Partners Institutional, Ardsley Partners Fund, Ardsley Offshore Fund, Ardsley Partners Renewable, Ardsley Renewable Offshore	(6)	(14)	(16)	1,371,123	9.99%

Notes:

(1)	The address for these shareholders is c/o ECOtality, Inc., 4 Embarcadero Center, Suite 3720, San Francisco, CA 94111

(2)	The address for these shareholders is PO Box 1831, Affoltenstrasse 44, CH-8050, Zurich, Switzerland

(3)	The address for these shareholders is One Ferry Building, Suite 255, San Francisco, CA 94111

(4)	The address for these shareholders is 1120 Sanctuary Pkwy, Suite 325, Alpharetta, GA 30004.

(5)	The address for these shareholders is 12167 Kate Dr. Los Altos Hills, CA 94022

(6)	The address for these shareholders is 262 Harbor Drive, Stamford, CT 06902

(7)
Jonathan Read owns 675,414 shares of common stock. He also has rights to exercise 133,332 warrants which were granted in accordance with employment agreements.  16,667 warrants are exercisable at $16.80 the remaining 16,667 are exercisable at $2.40.  If these were exercised, his ownership would total 808,746 shares.  The percent ownership for Jonathan Read in the table above includes his current shares as well as those he has right to acquire within the next 60 days (March 31, 2011 - May 30, 2011). :  shares owned 675,414 + warrants 133,332 = 808,746 Beneficially Owned Shares

(8)
Daryl Magana owns 391,596 shares of common stock.  He also has rights to exercise 14,000 warrants. The percent ownership for Daryl Magana in the table above includes his current shares as well as those he has a right to acquire within sixty days (March 31, 2011 - May 30, 2011) :  shares owned = 391,596 + warrants 14,000 = 405,596 Beneficially Owned Shares.

(9)
Barry Baer owns 4,167 shares of common stock.  He also has rights to exercise 8,333 warrants for an exercise price of $11.40 per share granted in accordance with his contract for services.  If these were exercised, his ownership would total 12,500 shares.  The percent ownership for Barry Baer in the table above includes his current shares as well as those he has a right to acquire within sixty days (March 31, 2011 - May 30, 2011) :  shares owned= 4,167 + warrants 8,333 = 12,500 Beneficially Owned Shares.

(10)	ABB Ltd, ABB Asea Brown Boveri Ltd, and ABB Technology Ventures Ltd. are presented here as an affiliated group. This affiliation is described in their 13D Filing dated January 25, 2011.

ABB owns an aggregate 2,604,167 share of our common stock or 19.0% of our total issued and outstanding.

ABB has 1,041,667 warrants associated with the January 10, 2011 Securities Purchase Agreement which are currently exercisable at $4.91 per share.

The percent ownership for ABB in the table above includes their current shares as well as those they have the right to acquire within sixty days (March 31, 2011 - May 30, 2011), subject to the Ownership Limitations of 19.99% (see note 13 below). Shares owned of 2,604,167 + warrants 1,041,667 = 3,645,834 Beneficial Ownership before Limitation. Beneficial Ownership subject to 19.99% Limitation = Total Outstanding Shares 13,724,959 * 19.99% = 2,743,619.  2,743,619 (maximum ownership) - 2,604,167 (currently outstanding) = 139,452 shares they have rights to acquire in the next 60 days (March 31, 2011 - May 30, 2011).

(11)
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

Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively own an aggregate of 903,608 shares of our common stock, or 6.58% of our total issued and outstanding shares.

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

The percent ownership for Enable in the table above includes their current shares as well as those they have the right to acquire within sixty days subject to the Ownership Limitation of 9.99% (see note 12 below). Shares owned of 903,608 + warrants 277,778 + Convertible Preferred 917,126 = 2,098,512 Ownership before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 13,724,959* 9.99% = 1,371,123. 1,371,123 (maximum ownership) - 903,608 (currently outstanding) = 467,515 shares they have rights to acquire in the next 60 days (March 31, 2011 - May 30, 2011).

(12)	BridgePointe Master Fund and Providence Christian Foundation collective own an aggregate of 118,989 shares of our common stock or 3.43% of our total issued and outstanding.

BridgePointe Master Fund and Providence Christian Foundation collectively have 416,666 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

The percent ownership for BridgePointe and Providence Christian Foundation in the table above includes their current shares as well as those they have the right to acquire within sixty days subject to the Ownership Limitation of 9.99% (see note 12 below). Shares owned of 118,989 + warrants 416.666 = 535,655 Beneficial Ownership before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 13,724,959 * 9.99% = 1,371,123. 1,371,123 (maximum ownership) - 118,989 (currently outstanding) = 1,252,134 shares they have rights to acquire in the next 60 days (March 31, 2011 - May 30, 2011).

The natural persons with voting or investment power over BridgePointe's shares are Eric S. Swartz and Michael C. Kendrick.

(13)
Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd. collectively own an aggregate 1,388,889 shares of our common stock or 10.16% of our total issued and outstanding.

Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd. collectively have 1,388,888 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC has 1,430,741 preferred shares associated with the October 31, 2009 Securities Purchase Agreement 20% of which (286,148) are convertible to common shares at a rate of one for one.

The percent ownership for Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., and Global LearnNet Ltd in the table above includes their current shares as well as those they have the right to acquire within sixty days (March 31, 2011 - May 30, 2011) subject to the Ownership Limitation of 9.99% (see note 12 below). Shares owned of 1,388,889 + warrants 1,388,889 + Convertible Preferred 286,148 = 3,063,926 Beneficial Ownership before Limitation. Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 13,724,959 * 9.99% = 1,371,123.  1,371,123 (maximum ownership) -  1,388,889 (currently outstanding) = 0 shares they have rights to acquire in the next 60 days (March 31, 2011 - May 30, 2011).

The natural persons with voting or investment power over Valley 2010 Investment LLC. And Global LearnNet Ltd. is Yuqing Xu.

(14)
Marion Lynton, Ardsley Partners Institutional, Ardsley Partners Fund, Ardsley Offshore Fund, Ardsley Partners Renewable and Ardlsey Renewable Offshore are presented here as an affiliated group.  This affiliation is described in their 13G Filing dated February 14, 2011. Mr. Hempleman is the Managing Partner of Ardsley and Ardsley Partners and in that capacity directs their operations and therefore may be deemed to be the indirect beneficial owner of the shares held by the entities listed above.

The Ardsley Group collectively owns an aggregate 694,443 shares of our common stock or 5.1% of our total issued and outstanding.

The Ardsley Group collectively has 694.443 warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share.

The percent ownership for the Ardsley Group in the table above includes their current shares as well as those they have the right to acquire within sixty days (March 31, 2011 - May 30, 2011), subject to the Ownership Limitation of 9.99% (see note 12 below). Shares owned of 694,444 + warrants 694,444 = 1,399,888 Beneficial Ownership before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 13,724,959 * 9.99% = 1,371,123.  1,371,123 (maximum ownership) - 694,444 (currently outstanding) = 676,679 shares they have rights to acquire in the next 60 days (March 31, 2011 - May 30, 2011).

The natural person with voting or investment power over the Ardsley Group is Philip J. Hempleman.

(15)	Beneficial Ownership Limitation of 19.99%
The exercise of the Warrants are subject to restrictions (the "Ownership Limitations") that prohibit exercise to the extent that, after giving effect to such exercise, the holder of the Warrants (together with such holder's affiliates, and any other person on entity acting as a group together with such holder or any of such holder's affiliates) would, as a result of such exercise, beneficially own in excess of 19.99% of the total number of issued and outstanding shares of the Issuer's common stock (including for such purposes the shares of the Issuer's common stock issued upon such exercise).

(16)	Beneficial Ownership Limitation of 9.99%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In the year ended December 31, 2010, the Company sold two vehicles to employees at their fair market value of $8,600.  These vehicles were no longer being utilized in the business and the sales were made in exchange for cash.  The net book value at the time of the sale was $1,242, resulting in a net gain on the sale of assets of $7,358.

Independence

Under NASDAQ rules, a majority of our Board of Directors must consist of independent directors.  The Board of Directors has determined that (1) each of Messrs. Johnson, Magana, Smith, Kuzma, Tang and Santacana are independent directors as defined by the NASDAQ rules, and, (2) as the President and Chief Executive Officer of the Company, Mr. Read is not an independent director under NASDAQ rules.  The Board of Directors has also determined that each of the members of our Audit Committee and Compensation Committee is an independent director under NASDAQ rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2010	2009
Audit Fees	298,000	125,500

Audit-related fees	17,500	-

Tax fees	23,000	11,000

All other fees	-	-

Total fees	338,500	136,500

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(b)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference.

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 4, 2009 and incorporated herein by reference.

3.3	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Form SB-2 filed on February 12, 2007 and incorporated herein by reference.

4.1	Form of Stock Certificate, filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

10.1
Settlement Agreement and Release, dated as of February 15, 2007, by and among ECOtality, Inc., Howard Foote, Elliott Winfield and Universal Power Vehicles Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2007 and incorporated herein by reference.

10.2
Form of Securities Purchase Agreement, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.3
Form of Debenture, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.4
Form of Security Agreement, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.5
Form of Registration Rights Agreement, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.6
Form of Common Stock Warrant, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.7
Form of Lock Up Agreement, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.8
Form of Subsidiary Guarantee, dated as of November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 and incorporated herein by reference.

10.9
Form of Share Purchase Agreement, dated as of December 4, 2007, by and among Electric Transportation Engineering Corporation, ECOtality, Inc., Edison Source and Edison Enterprises filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.10
Form of Asset Purchase Agreement, dated as of December 4, 2007, by and among 0810009 B.C. Unlimited Liability Company, ECOtality, Inc., Edison Source Norvik Company and Edison Enterprises filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.11
Form of Securities Purchase Agreement, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.12
Form of Debenture, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.13
Form of Registration Rights Agreement, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.14
Form of Common Stock Warrant, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.15
Form of Lock Up Agreement, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.16
Form of Subsidiary Guarantee, dated as of December 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

10.17†	Employment Agreement, dated as of April 13, 2009, by and between ECOtality, Inc. and Jonathan R. Read.*

10.18†	Employment Agreement, dated as of November 19, 2010, by and between ECOtality, Inc. and H. Ravi Brar.*

10.19†	2007 Stock Incentive Plan, filed as an exhibit to the registration statement on Form SB-2/A filed with the Securities and Exchange Commission on April 17, 2007 and incorporated herein by reference.

10.20
Amendment to Debentures and Warrants, Agreement and Waiver, dated as of August 29, 2008 and effective as of May 1, 2008, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2008 and incorporated herein by reference.

10.21
Bridge Loan Agreement, dated as of August 29, 2008, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008 and incorporated herein by reference.

10.22
Deferral Agreement, dated as of December 29, 2008, relating to debentures issued on November 6, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008 and incorporated herein by reference.

10.23
Amendment to Debentures and Warrants, Agreement and Waiver, dated as of March 5, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009 and incorporated herein by reference.

10.24
Amendment to Debentures and Warrants, Agreement and Waiver, dated as of May 15, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009 and incorporated herein by reference.

10.25
Letter of Intent for Joint Venture, dated as of June 29, 2009, by and between ECOtality, Inc. and Shenzhen Goch Investment Ltd., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.26
First Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.27
Second Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.28
Form of Securities Purchase Agreement, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.29
Form of Secured Convertible Debenture, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.30
Form of Security Agreement, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.31
Form of Registration Rights Agreement, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.32	Form of Warrant, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.33
Form of Subsidiary Guarantee, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.34
Form of Intercreditor Agreement, dated as of July 2, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.35
Form of Securities Exchange Agreement, dated as of October 31, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.36
Form of Securities Purchase Agreement, dated as of October 31, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.37
Form of Registration Rights Agreement, dated as of October 31, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.38
Form of Warrant, dated as of October 31, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.39
Third Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.40
Form of Securities Purchase Agreement, dated as of November 9, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2009 and incorporated herein by reference.

10.41
Form of Registration Rights Agreement, dated as of November 9, 2009, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2009 and incorporated herein by reference.

10.42
Board Representative Agreement, dated as of November 9, 2009, by and among ECOtality, Inc., BridgePointe Master Fund Ltd., Shenzhen Goch Investment Ltd., and Cybernaut Investments, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2009 and incorporated herein by reference.

10.43†
Amendment to Employment Agreement, dated as of November 30, 2009, by and between ECOtality, Inc. and Jonathan R. Read, filed as an exhibit to the registration statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 2010 and incorporated herein by reference.

10.44
Third Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of October 31, 2009, by and among ECOtality, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, and BridgePointe Master Fund Ltd., filed as an exhibit to the registration statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 2010 and incorporated herein by reference.

10.45
First Amendment to Registration Rights Agreement, dated as of September 28, 2009, amending the Registration Rights Agreement dated July 2, 2009, filed as an exhibit to the registration statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 2010 and incorporated herein by reference.

10.46
Securities Purchase Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.47	Form of Warrant, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.48
Investor Rights Agreement, dated as of January 13, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2011 and incorporated herein by reference.

10.49
Form of Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and ABB Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.50
Form of “Collaboration and Strategic Supplier Relationship for NAM” Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and ABB Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.51
Form of Amendment to Master Overhead Joint Venture Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and Shenzen Goch Investment Ltd., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.52
Form of Indemnification Agreement entered into between ECOtality, Inc. and each of its directors and certain executive officers, including Jonathan Read (President and Chief Executive Officer), H. Ravi Brar (Chief Financial Officer) and Barry Baer (Secretary and Assistant Treasurer).

10.53†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Don Karner.*

10.54†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Kevin Morrow.*

10.55	Consulting Agreement, dated as of January 14, 2011, by and between ECOtality, Inc. and E. Slade Mead.*

10.56	Amended and Restated Invesor Rights Agreement, dated as of February 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

21.1	List of subsidiaries.*

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	April 15, 2011
Jonathan R. Read

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	April 15, 2011
Jonathan R. Read	President and Director (Principal Executive Officer)

/s/ H. Ravi Brar	Chief Financial Officer	April 15, 2011
H Ravi Brar	Principal Financial and Accounting Officer

/s/ Dave Kuzma	Director	April 15, 2011
Dave Kuzma

/s/ Andrew Tang	Director	April 15, 2011
Andrew Tang

/s/ Jack Smith	Director	April 15, 2011
Jack Smith

/s/Daryl Magana	Director	April 15, 2011
Daryl Magana

/s/Carlton Johnson	Director	April 15, 2011
Carlton Johnson

/s/Enrique Santacana	Director	April 15, 2011
Enrique Santacana

EXHIBIT INDEX

Exhibit No. Description

10.17†	Employment Agreement, dated as of April 13, 2009, by and between ECOtality, Inc. and Jonathan R. Read.*
10.18†	Employment Agreement, dated as of November 19, 2010, by and between ECOtality, Inc. and H Ravi Brar.*
10.53†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Don Karner.*
10.54†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Kevin Morrow.*
10.55	Consulting Agreement, dated as of January 14, 2011, by and between ECOtality, Inc. and E. Slade Mead.*
21.1	List of subsidiaries.*
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
† Indicates management contract or compensatory plan.