Form 10-Q
period 2011-03-31
ECOTALITY, INC.
filed 2011-05-23
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,724,959 shares as of May 23, 2011

ECOtality, Inc.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$6,739,358	$3,844,841
Restricted cash	594,238	1,174,134
Receivables, net of allowance for bad debt of $44,691 and $80,371 as of 03/31/11 and 12/31/10 respectively	2,558,070	1,901,253
Inventory	3,960,578	1,860,355
Prepaid expenses and other current assets	2,624,350	953,233
Total current assets	16,476,594	9,733,816

Fixed assets	4,259,925	3,209,982
Goodwill	3,495,878	3,495,878
Intangibles	395,240	352,361

Total assets	$24,627,636	$16,792,037

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,346,933	$1,820,621
Accrued legal fees	414,837	612,498
Accrued payroll	589,810	430,965
Unearned revenue, current portion	1,194,994	679,836
Warranty reserves	262,906	262,082
Accrued liabilities, other	3,042,759	1,745,332
Total current liabilities	$8,852,239	$5,551,334

Long term liabilites:
Long term portion of unearned revenue	379,478	-
Long term debt	-	287,500
Total long term liabilities	$379,478	$287,500
Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000,000 shares authorized, 6,329,650 and 6,379,650 shares issued and outstanding as of 03/31/11 and 12/31/10 respectively	6,330	6,380
Common stock, $0.001 par value, 1,300,000,000 shares authorized, 13,724,959 and 11,058,229 shares issued and outstanding as of 03/31/11 and 12/31/10, respectively	13,723	11,057
Additional paid-in capital	104,501,647	93,283,359
Accumulated deficit	(89,059,295)	(82,287,267)
Accumulated foreign currency translation adjustments	(66,486)	(60,326)
Total stockholders' equity	15,395,919	10,953,203
Total liabilities and stockholders' equity	$24,627,636	$16,792,037

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2011	2010

Revenue	$4,336,382	$2,700,086
Cost of goods sold	5,327,436	2,391,524

Gross profit	(991,054)	308,561

Operating Expenses:
General and administrative expenses	3,778,239	2,239,554
Depreciation	93,437	141,605
Warrant expense	1,783,780	-
Research and development	114,313	12,834
Total operating expenses	5,769,767	2,393,991

Loss from operations	(6,760,823)	(2,085,429)

Other income (expense)
Interest income	2,543	15,210
Interest expense	(15,536)	(328,794)
Other income	1,788	-
Total other income (expense)	(11,205)	(313,584)

Net Loss	$(6,772,028)	$(2,399,015)

Net Loss per share-basic and diluted	$(0.51)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	$13,380,746	$8,296,608

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the 3 Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(6,772,028)	$(2,399,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services and compensation	112,124	-
Warrant expense	1,783,780	-
Depreciation	253,160	159,894
Accounts receivable	(656,817)	(177,799)
Inventory	(2,100,223)	(245,458)
Prepaid expenses and other	(1,671,117)	22,531
Accounts payable	1,526,312	509,951
Accrued liabilities	1,866,570	401,064
Net cash used in operating activities	(5,658,239)	(1,728,832)

Cash flows from investing activities
Purchase of property and equipment	(1,302,920)	(220,696)
Change in restricted cash	579,896	-
Purchase of intangibles	(42,879)	-
Net cash used in investing activities	(765,903)	(220,696)

Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	9,325,000	-
Proceeds from warrant exercise	-	11,999
Proceeds from subscription receivable	-	5,000,000
Net cash provided by financing activities	9,325,000	5,011,999

Effects of exchange rate changes	(6,343)	(1,570)

Net increase in cash	2,894,515	3,060,901
Cash – beginning	3,844,841	11,824,605
Cash – ending	$6,739,358	$14,885,506

Supplemental disclosures:
Interest paid	$(15,536)	$(4,852)

ECOTALITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1 – History and Organization of the Company

The Company was incorporated on April 21, 1999 under the laws of the State of Nevada, as Alchemy Enterprises, Ltd. On November 26, 2006, the Company amended its articles of incorporation to change its name from Alchemy Enterprises, Ltd. to ECOtality, Inc. to better reflect the Company’s renewable energy strategy and its focus on developing an electric power cell technology.

Note 2 – Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

The accompanying consolidated financial statements have been prepared with the accounting principles generally accepted in the U.S. and include the accounts of ECOtality Inc. (corporate), ECOtality Stores (dba Fuel Cell Store), Innergy Power Corporation, Portable Energy de Mexico S.A. de C.V. (a subsidiary of the Company), Electric Transportation Engineering Corporation, d.b.a. ECOtality North America (“ECOtality North America”) and its subsidiary, Electric Transportation Applications, and ECOtality Australia. All significant inter-company balances and transactions have been eliminated.

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

Working Capital Requirements

The Company will require additional capital to complete its portion of the Department of Energy cost reimbursement contract and support our overall growth requirements. We anticipate a working capital requirement for the remainder of 2011 in the range of $20-25 million. If we are unable to raise additional capital to fund our operations, we will need to curtail planned activities to reduce costs. We estimate that we will need to initiate cost reduction actions during the third quarter of 2011 should adequate capital not be obtained.   Doing so will likely have an unfavorable effect on our ability to execute our business plans.

Note 3 – Summary of Significant Accounting Policies

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

Revenues from service agreements with other customers, such as consulting services, are recognized as the services are performed. All costs of services are expensed as incurred.  Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. If the arrangement requires customer acceptance, revenue is recognized when acceptance occurs.  Our products are sold without a right of return.

In October 2009 the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall guidance will require entities to disclose additional information about their multiple-element revenue arrangements.  The Company adopted the new guidance on January 1, 2011 prospectively for arrangements entered into or materially modified on or after the adoption date. As the Company does not have material multiple element arrangements, the adoption of the new guidance had no significant impact on the Company’s financial position or results of operation.

Note 4 – Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic is computed by dividing reported net loss by the weighted average common shares outstanding. Our preferred stockholders have no obligation to fund the Company’s losses; accordingly, no losses are allocated to shares of preferred stock. In the periods when the Company earns net income, net income per common share – basic will be determined using the two-class method. Under this method, net income per share is calculated for common stock and participating securities such as preferred stock considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Except where the result would be anti-dilutive, net loss per common share – diluted has been computed assuming the conversion of outstanding shares of preferred stock into common stock, and the exercise of stock warrants and stock options. The two-class method will be used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock. For the three months ended March 31, 2011 and 2010, the assumed conversion of convertible preferred stock and the exercise of stock warrants and stock options are anti-dilutive due to the Company’s net losses and are excluded in determining net loss per common share - diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

Net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

Note 5– Income taxes

ECOtality reported a loss before income taxes in the first quarter of each of  2011 and 2010, and ECOtality did not record a tax provision in either period.

Note 6 – Fair Value of Financial Instruments

Fair value is defined as the price at which an asset could be exchanged or a liability could be transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

Assets and liabilities recorded at fair value in our financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt – current portion approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining short-term period until maturity of the debt. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and December 31, 2010.

Note 7 – Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$756	$926
Work-in-process	38	381
Finished goods	3,518	915
Less: excess and obsolete items	(361)	(362)
	$3,961	$1,860

Fixed Assets

Fixed assets as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$3,630	$2,962
Buildings	576	576
Vehicles	1,040	792
Furniture and fixtures	215	135
Leasehold improvements	669	600
Computer Software	1,331	1,071
	7,441	6,136
Less: accumulated depreciation	(3,181)	(2,926)
	$4,260	$3,210

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

Note 8– Stockholders’ equity

Common Stock

On January 10, 2011, 2,604,167 shares of common stock were issued in return for an equity investment of $10 million dollars.

On February 8, 2011, 12,500 shares were issued to a consultant for professional services in the normal course of business.

On March 30, 2011 50,000 shares of preferred stock were converted in exchange for the issuance of 50,000 shares of common stock.

Preferred Shares

During the year ended December 31, 2010, 2,217,649 shares of preferred stock were converted to 2,217,649 shares of Common Stock.

On March 30, 2011 50,000 shares of preferred stock were converted in exchange for the issuance of 50,000 shares of common stock.

Note 9 – Notes Payable

On January 16, 2007, the Company purchased an office building for an aggregate price of $576,000.  $288,000 was paid in cash and the remaining balance of $288,000 was structured as an interest-only loan.  The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.  The entire principal balance is due on or before January 16, 2012 and is included in accrued liabilites at March 31, 2011 and long-term debt at December 31, 2010 in the condensed consolidated balance sheets statements.

Note 10– Options and Warrants

STOCK WARRANT ACTIVITY

		Weighted-
		Average
	Number	Exercise
	Of Shares	Price
Outstanding at December 31, 2009	3,071,023	$9.69
Granted	9,999	$0.60
Exercised	(36,664)	$0.60
Cancelled	-	-
Outstanding at December 31, 2010	3,044,358	$9.76
Granted	1,519,444	$3.55
Exercised	-	$-
Cancelled	-	-
Outstanding at March 31, 2011	4,563,802	$7.70

STOCK WARRANTS OUTSTANDING

		Weighted-
		Average
		Remaining
	Number of	Contractual	Weighted-
Range of	Shares	Life in	Average
Exercise Prices	Outstanding	Years	Price
$74.40 - $85.20	31,665	0.09	$81.66
$21.00	2,281	0.43	$21.00
$9.00	3,010,412	3.61	$9.00
$4.91	1,041,667	4.96	$4.91
$0.60	477,777	4.87	$0.60
	4,563,802	4.03	$7.70

 All warrants are exerciseable.

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

On January 13, 2011, a warrant to purchase 1,041,557 shares of common stock with a strike price of $4.91, expiring in January 2016, was issued to ABB Technology Ventures Ltd. (ABBTV) pursuant to the Securities Purchase Agreement in partial consideration for ABBTV’s investment in the Company of $10,000,000 in cash (see Note 14). The warrant is exercisable upon issuance. The warrant represents an equity instrument and was included in additional paid-in capital, along with the remainder of the proceeds from the investment by ABBTV.

On February 17, 2011 a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, was issued to Shenzen Goch Investment Ltd. in accordance with an amendment to our Master Overhead Joint Venture Agreement.  This warrant is exercisable upon issuance and was valued at $1,784,000 using the Black Scholes model (strike price $0.60, stock price $3.85, expected term 5 years, volatility 151%, risk free interest rate 2.3%). The value of the warrant was included in general and administrative expense in the statement of operations for the three months ended March 31, 2011, as it represents a release of exclusivity rights previously granted to SGI which was necessitated by the Securities Purchase Agreement with ABBTV. The warrant represents an equity instrument and was included in additional paid-in capital.

Options:

The following table summarizes stock option activity related to shares of common stock for the years ended December 31, 2010:
	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding — December 31, 2009	49,164	$10.08	9.23
Additional options authorized
Granted	1,197,500	5.02
Repurchased
Forfeited	(29,166)	6.21
Exercised

Outstanding — December 31, 2010	1,217,498	$5.20	9.40
Additional options authorized
Granted
Repurchased
Forfeited
Exercised

Outstanding — March 31, 2011	1,217,498	$5.20	9.15	$13

Vested — March 31, 2011	992,498

There were no options awarded, exercised or cancelled during the three months ended March 31, 2011.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of March 31, 2011 is summarized below:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Shares Subject to Stock Options

$16.80	16,666	6.83	16,666
$11.10	11,666	7.00	11,666
$6.19	100,000	9.34	100,000
$5.39	742,000	9.37	742,000
$4.60	70,500	9.37	70,500
$4.04	35,000	9.34	35,000
$3.62	25,000	9.89	-
$3.53	200,000	9.88	-
$2.40	16,666	7.83	16,666

	1,217,498		992,498

Note 11 – Commitments and contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $69,205.  Some leases are month to month, which requires no future obligation; however, all termed leases expire through December 2015.

At March 31, 2011
2011 (remaining 9 months)	$563,743
2012	683,968
2013	339,423
2014	220,480
2015	204,148
Thereafter	0
Total future minimum lease payments	$2,011,762

The total rental expense included in the consolidated statement of income for the three months ended March 31, 2011 and 2010 was $195,743 and $ 87,516 respectively. As of March 31, 2011, the Company has nineteen leases in effect for operating space.

Contingencies

On October 28, 2010, the Company and our Ecotality North America, subsidiary as well as certain individuals, received subpoenas from the United States Securities and Exchange Commission (the "SEC"), pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in our shares of common stock from the period between August 1, 2008 and August 31, 2009.  The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  At a meeting held on November 1, 2010, our Board of Directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas.  We are cooperating fully with the SEC.

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the United States District Court for the Eastern District of Texas. SIPCO alleges that ECOtality’s EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks. SIPCO seeks monetary damages and injunctive relief. ECOtality believes the allegations to be unfounded, and, if necessary, will defend the case vigorously. The outcome of the litigation is inherently uncertain and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. A reserve may be required in the future if there are new developments with respect to the pending lawsuit or changes in approach such as a change in or establishment of a settlement strategy in dealing with these matters.

On April 15, 2011, we received a letter from Coulomb Technologies Inc. alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb's trademarks by including references to Coulomb in one of our websites.  On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims.  Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved.  ECOtality believes all of Coulomb's allegations to be unfounded and intends to defend its position vigorously, if necessary.

Note 12 – Segment Information

US GAAP requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy Power Corporation, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. We report these subsidiaries as three reportable segments: Fuel Cell Store, ECOtality North America and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in these condensed consolidated financial statements and in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011. Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations. For the three months ended March 31, 2011 and 2010 inter-segment sales were $9,450 and $129,233 respectively. All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is as follows:

	THREE MONTHS ENDED MARCH 31, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$3,695,083	$467,608	$173,691	$4,336,382
Depreciation and amortization	$81,090	$750	$-	$81,840
Operating income (loss)	$(3,278,919)	$141,555	$40,863	$(3,096,501)
Interest expense	$(10,683)	$-	$-	$(10,683)
Segment Income before Corporate Overhead Allocation	$(3,289,602)	$141,555	$40,863	$(3,107,184)
Corporate Overhead Allocation	$(3,112,975)	$(393,943)	$(146,329)	$(3,653,247)
Segment Loss	$(6,402,577)	$(252,388)	$(105,466)	$(6,760,431)

Not Included in segment loss:
Depreciation on Corporate Assets				$11,597
Reported Net income after tax				$(6,772,028)
Capital Expenditures	$1,268,138	$-	$-	$1,268,138

Total segment assets - excluding intercompany receivables	$15,742,487	$591,581	$263,351	$16,597,419
Other items Not included in Segment Assets:

Other Corporate Assets				$8,030,217
Total Reported Assets				$24,627,636

	THREE MONTHS ENDED MARCH 31, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$2,148,750	$347,456	$203,879	$2,700,086
Depreciation and amortization	$105,101	$969	$891	$106,961
Operating income (loss)	$(988,796)	$50,432	$46,934	$(891,431)
Interest expense	$(31)	$-	$-	$(31)
Segment Income before Corporate Overhead Allocation	$(988,826)	$50,432	$46,934	$(891,461)
Corporate Overhead Allocation	$(1,172,152)	$(189,539)	$(111,217)	$(1,472,907)
Segment Loss	$(2,160,978)	$(139,107)	$(64,283)	$(2,364,368)

Not Included in segment loss:
Depreciation on Corporate Assets				$34,645
Reported Net income after tax				$(2,399,015)
Capital Expenditures	$220,696	$-	$-	$220,696

Total segment assets - excluding intercompany receivables	$6,813,889	$566,923	$255,321	$7,636,133
Other items Not included in Segment Assets:

Other Corporate Assets				$15,512,655
Total Reported Assets				$23,148,788

NOTE 13 – Agreement with Department of Energy (DOE)

On September 30, 2009, the Company’s ECOtality North America subsidiary signed a contract with the DOE for a cost-reimbursable contract worth at least $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECOtality North America was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”).  In connection with the DOE Contract, ECOtality North America will perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (“The EV Project”).  ECOtality North America obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by ECOtality North America, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the company will submit as allowable costs certain estimated costs of ownership incurred by the owner of the vehicles in the program, which are not costs to the program. Such allowable costs will result in reimbursement for items that the Company incurs minimal actual related costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $120 million have minimal related costs to the Company as they relate to allowable costs for third party ownership. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. The EV Project commenced in October 2009 and is scheduled to terminate in 2013. Under the federal regulations, upon the completion of the EV Project, there are 3 options for any equipment with a then-current fair value in excess of $5,000. The options are as follows: (1) retain the equipment by paying the DOE the remaining 45.8% of the fair value as determined at the end of the contract, (2) the DOE may buy out from the Company remaining 54.2% of the fair value as determined at the end of the contract, or (3) the asset may be sold, with the Company entitled to 54.2% of the proceeds and the government entitled to 45.8%.

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

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

DOE accounted for 51% of our revenues in the three months ended March 31, 2011, and 26% for the three months ended March 31, 2010. The DOE receivables balance was $786,134 or 31% of our total accounts receivable at March 31, 2011, and $876,301 or 46% of our receivables balance at December 31, 2010. The Company does not believe the accounts receivable from these customers represent a significant credit risk based on its past collection experiences and the general creditworthiness of these customers.

Note 14 – Agreements with ABB Technology Ventures Ltd. (ABBTV) and ABB Inc.

On January 10, 2011, ECOtality entered into a Securities Purchase Agreement with ABBTV pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10,000,000. The closing of the investment occurred on January 13, 2011. At the closing, the Company issued to ABBTV 2,604,167 shares of common stock at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share. The warrant expires in January 2016. Under the terms of the warrant, the Company may not effect any exercise of the warrant in an amount that would result in ABBTV or its affiliates beneficially owning more than 19.99% of the outstanding common stock of the Company upon such an exercise. The Company also entered into an investor rights agreement with ABBTV pursuant to which the Company agreed to file a registration statement providing for the resale of common stock purchased by ABBTV. Pursuant to the terms of the investor rights agreement, in January 2011 ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the proceeds from the investment in common stock and additional paid-in capital during the quarter ended March 31, 2011, as both common stock and the warrant represent equity instruments.

On January 10, 2011, the Company entered into a Collaboration and Strategic Supplier Relationship Framework Agreement with ABB Inc., an affiliate of ABBTV. This agreement sets forth the general terms for the collaboration and strategic supplier relationship that ABB Inc. and the Company have agreed to implement between themselves and their affiliated companies. Also on January 10, 2011, the Company and ABB Inc. entered into the Collaboration and Strategic Supplier Relationship for North America Markets Agreement. This agreement sets forth the terms of the supplier relationship between the Company and ABB Inc. with respect to the North American market, providing that ABB Inc. and its affiliates will collaborate with the Company and its affiliates to further the development, expansion, and acceptance of market-leading battery charging solutions that incorporate, use or rely on the Company’s technology and/or that provide the networking functionality that the Company and its affiliates have designed and operate, associated with its “BLINK” trademark. The Company has an obligation to purchase products for battery charging solutions from ABB Inc., subject to ABB Inc. products meeting the Company’s requirements and certain terms and conditions. ABB Inc. also has a right of first refusal to supply current and future products for battery charging solutions to the Company.

Note 15 – Agreement with Shenzhen Goch Investment Ltd. (SGI)

On July 2, 2009, the Company executed a non-binding Letter of Intent (LOI) with SGI. On September 15, 2009, the Company and SGI executed a Master Overhead Joint Venture Agreement and prepared draft business agreements. These arrangements specified creation of two joint ventures for the production and distribution of battery charging systems and electric vehicle infrastructure systems in China, one for the purpose of manufacturing battery charging and electric vehicle infrastructure systems for global sale, and the other for pursuing the marketing and sale of the products within an exclusively designated territory. The Company was to grant a perpetual, non-assignable, no-royalty license to both companies with regard to their respective branded products within the specified exclusive territory. Ecotality was to own 20% of the manufacturing and 40% of the distribution companies, and was to have a Technology Consulting Agreement with the distribution company. The manufacturing company was to be funded by SGI in the amount of $10,000,000, and the distribution company in the amount of $5,000,000. Subsequently, the parties agreed to modify the draft arrangement to form a single joint venture with exclusive sales and distribution rights in China, exclusive supply rights in China subject to certain limitations, and the amount of funding to be provided by SGI limited to $5,000,000.

In connection with signing the Collaboration and Strategic Supplier Relationship Agreements with ABB Inc., which would affect the exclusivity rights granted by the Company to the joint ventures to be formed with SGI, the Company and SGI further re-negotiated the draft business agreement, resulting in signing by both parties, on January 10, 2011, of an Amendment to the Master Overhead Joint Venture Agreement. The amendment aims to accommodate the impact of certain transactions with ABB Inc. on the arrangement with SGI. Under the amendment, SGI released its exclusive rights to supply electric vehicle charging products to the Company in favor of ABB Inc. The Company is obligated to use its best efforts to facilitate a manufacturing joint venture between SGI and ABB Inc. as it relates to certain products. In addition, the Company must offer SGI the first right to bid to replace the products should such products not be supplied by ABB Inc. and give SGI the “most favored nations” treatment with respect to any bids in response to such offers.

The draft business agreements also had provided for SGI to receive certain warrants to purchase the Company’s common stock based on its payment of certain license fees, its capital contributions to the joint venture, and the amount of products purchased by the Company from the joint venture. The parties have agreed that instead, SGI would be entitled to immediately receive warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock. The value of the warrant was included in general and administrative expense in the statement of operations for the three months ended March 31, 2011, as it represents a release of exclusivity rights previously granted to SGI which became necessitated by the Investment and the Securities Purchase Agreement with ABBTV.  SGI will also be entitled to receive upon the final formation and total $5,000,000 funding of the joint venture another warrant to purchase 477,777 shares of the Company’s common stock.

As part of the amendment, SGI also assigned all its economic interests under this agreement to Green Valley International Energy Investment Company, based on Beijing, China.

Note 16 – Agreement with Bay Area Air Quality Management District

On February 2, 2011, ECOtality North America was awarded a contract with the Bay Area Air Quality Management District to expand The EV Project into the San Francisco Bay Area. The Company expects to enter into definitive contracts with respect to these awards during the second quarter of 2011.

Note 17 – Subsequent Events

On April 15, 2011, we received a letter from Coulomb Technologies Inc. alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb's trademarks by including references to Coulomb in one of our websites.  On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims.  Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved.  ECOtality believes all of Coulomb's allegations to be unfounded and intends to defend its position vigorously, if necessary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in our Annual Report on Form 10-K and subsequent reports and filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Form 10-Q.

Overview

We are a leader in advanced electric vehicle (“EV”) charging and storage technologies with 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently building the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in 18 major U.S. metropolitan markets. Through innovation and strategic partnerships, with companies such as ABB and Cisco, we are establishing and monetizing the Blink Network, which is expected to reach 14,000 chargers across the U.S by year-end. Initial commercial customers hosting our chargers include Best Buy, BP/ARCO, Cracker Barrel, Fred Meyer/Kroger, and Macy’s.

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our renewable energy strategy. Our primary operating segments consist of ECOtality North America, Innergy Power Corporation (“Innergy”) and Fuel Cell Store.  We acquired Fuel Cell Store, Innergy and ECOtality North America in 2007. We have a wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., that provides manufacturing and assembly service.  We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. On May 19, 2010, our common stock commenced trading on the Nasdaq Capital Market.

Innergy is based in San Diego, California and provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including ECOtality North America’s Blink™ and Minit-Charger® products. Innergy also provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, and provides strong manufacturing and assembly operations to assist other aspects of our business.

Fuel Cell Store is our wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. Fuel Cell Store is a leading market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

On August 5, 2009, ECOtality North America was selected by the Department of Energy (the “DOE”) for a cost reimbursable contract of approximately $101.4 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.”  On September 30, 2009, ECOtality North America accepted the original contract of approximately $99.8 million, of which approximately $13.4 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15.0 million contract extension from the DOE, of which $1.2 million was sub-funded to federal research and development centers, to expand the market footprint of The EV Project and include the Chevrolet Volt (such contract, as extended, the “DOE Contract”). We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives.

Through The EV Project, we are developing, installing, and managing up to 14,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 5,700 Nissan LEAF BEVs and 2,600 Chevrolet Volt PHEVs. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have begun to deploy our Blink™ charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

On August 31, 2009, ECOtality North America was awarded $8.0 million from the California Energy Commission (the “CEC”) to support the deployment of charge infrastructure and EVs in California as part of the CEC “American Recovery and Reinvestment Act of 2009 Cost Share: Alternative and Renewable Fuel and Vehicle Technology Program.”

In November 2010, ECOtality Australia was awarded part of the Victorian Electric Vehicle Trial from the Victoria Department of Transportation. This trial will deploy our Blink™ residential, commercial, and DC Fast Chargers in the State of Victoria for testing and data collection. The trial is expected to continue for three years from its inception and will expand the Blink™ product line outside the borders of the U.S.

In January 2011, we entered a strategic partnership with ABB Inc., a global leader in power and automation technologies. In connection with this partnership, ABB Technology Ventures Ltd, an affiliate of ABB Inc., committed $10.0 million of capital, and ABB Inc. entered into a North American collaboration and strategic supplier relationship agreement with us.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Increase /	Percentage Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$4,336	$2,700	$1,636	61%
Cost of revenue	5,327	2,392	2,936	123

Gross profit	(991)	309	(1,300)	(421)
Operating expenses:
General and administrative	5,562	2,240	3,322	148
Research and development	114	13	101	791
Depreciation	93	142	(48)	(34)
Total operating expenses	5,770	2,394	3,376	141
Loss from operations	(6,761)	(2,085)	(4,675)	224
Other income (expense):
Interest income	3	15	(13)	(83)
Interest expense	(16)	(329)	313	(95)
Other income	2	-	2	100
Total other income (expense)	(11)	(314)	302	(96)
Net loss	$(6,772)	$(2,399)	$(4,373)	182%

QUARTER ENDED MARCH 31, 2011, COMPARED WITH QUARTER ENDED MARCH 31, 2010

Revenue and Cost of Revenue

We recognized revenue of $4.3 million for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010.  The increase in revenue of $1.6 million or 61% in 2011 is primarily related to the revenue earned on work performed under the DOE Contract, which was $2.2 million in the three months ended March 31, 2011 compared to $0.7 million for the same period in 2010. Revenue also increased in 2011 due to the increase in our other lines of business including sales of industrial chargers. We anticipate the majority of our revenue in 2011 will be derived from the DOE Contract based on deliveries of chargers.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $5.3 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010.  The increase of $2.9 million, or 123%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2011.

Gross margin percentage for the three months ended March 31, 2011 was (23%) compared to 11% for the three months ended March 31, 2010. The decrease in the gross margin is reflective of the costs incurred in 2011 under the DOE Contract where we were reimbursed for approximately 46% of our costs. The DOE Contract revenues in the first quarter of 2011 were much higher than for the same period in 2010, and thus the relative impact of the contract in 2010 was limited.

Operating Expenses

Total operating expenses were $5.8 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010. The largest component of our operating expenses is general and administrative expenses, which were $5.6 million or 96% of total operating expenses for the three months ended March 31, 2011, compared with $2.2 million or 94% for the three months ended March 31, 2010.

General and administrative expenses primarily consist of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses increased by $3.3 million or 58% for the three months ended March 31, 2011 compared to the same period in the prior year.

Legal fees were $0.5 million for the three months ended March 31, 2011 compared with $0.2 million for the three months ended March 31, 2010. The increase in 2011 was primarily related to costs associated with the SEC formal Private Order of Investigation. All such expenses are currently being expensed with the expectation of insurance reimbursement in 2011 from our Directors and Officers insurance carrier.

Professional fees were $0.3 million for the three months ended March 31, 2011 compared with $0.1 million for three months ended March 31, 2010. The $0.1 million increase is attributable to increased expenses to support our outreach to state and local governments in the interest of furthering green energy initiatives.

Accounting fees were $0.2 million for the three months ended March 31, 2011 compared with $0.06 million for the three months ended March 31, 2010.  This increase is attributable to higher audit and review fees.

Executive and Director’s compensation was $0.27 million in the three months ended March 31, 2011 compared with $0.24 million prior year.  All other compensation was $1.5 million compared to $0.8 million for the three months ended March 31, 2010.  The increase in all other compensation is directly attributable to the increase in workforce (up 30 percent from prior year) required to service the DOE Contract.

Our marketing, investor and public relations expenses were $0.2 million for the three months ended March 31, 2011 compared with $0.1 million for the three months ended March 31, 2010. The increased spending in 2011 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

All other general and administrative expenses totaled $2.7 million for the three months ended March 31, 2011 compared to $0.7 million for the three months ended March 31, 2010.  The increase in all other general and administrative expenses was primarily driven by $1.8 million of non-cash expense for 477,777 warrants issued to Shenzhen Goch in return for a release of supplier non-exclusivity rights to facilitate the $10 million investment by ABB Technology Ventures Ltd. in January 2011, as well as increased resources to support the effective execution of our business plan and the fulfillment of our DOE Contract obligations.

Research and development expenses primarily consist of engineering costs that totaled $0.1 million for the three months ended March 31, 2011 compared to $0.01 million for the three months ended March 31, 2011. The increase of $0.1 million was due to our focus on research and development activities related to our Blink technologies. We expect our research and development expenses to remain at this level as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts.

Depreciation expense was approximately $0.09 million for the three months ended March 31, 2011 and 2010. We expect this expense to increase as we purchase more property and equipment in support of the growth of our operations.

Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy Power Corporation, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the   SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. We report these subsidiaries as three reportable segments: Fuel Cell Store, ECOtality North America and Innergy.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. For the three months ended March 31, 2011 and 2010 inter-segment sales were $9,450 and $129,233 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is as follows:

	THREE MONTHS ENDED MARCH 31, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$3,695,083	$467,608	$173,691	$4,336,382
Depreciation and amortization	$81,090	$750	$-	$81,840
Operating income (loss)	$(3,278,919)	$141,555	$40,863	$(3,096,501)
Interest expense	$(10,683)	$-	$-	$(10,683)
Segment Income before Corporate Overhead Allocation	$(3,289,602)	$141,555	$40,863	$(3,107,184)
Corporate Overhead Allocation	$(3,112,975)	$(393,943)	$(146,329)	$(3,653,247)
Segment Loss	$(6,402,577)	$(252,388)	$(105,466)	$(6,760,431)

Not Included in segment loss:
Depreciation on Corporate Assets				$11,597
Reported Net income after tax				$(6,772,028)
Capital Expenditures	$1,268,138	$-	$-	$1,268,138

Total segment assets - excluding intercompany receivables	$15,742,487	$591,581	$263,351	$16,597,419
Other items Not included in Segment Assets:

Other Corporate Assets				$8,030,217
Total Reported Assets				$24,627,636

	THREE MONTHS ENDED MARCH 31, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$2,148,750	$347,456	$203,879	$2,700,086
Depreciation and amortization	$105,101	$969	$891	$106,961
Operating income (loss)	$(988,796)	$50,432	$46,934	$(891,431)
Interest expense	$(31)	$-	$-	$(31)
Segment Income before Corporate Overhead Allocation	$(988,826)	$50,432	$46,934	$(891,461)
Corporate Overhead Allocation	$(1,172,152)	$(189,539)	$(111,217)	$(1,472,907)
Segment Loss	$(2,160,978)	$(139,107)	$(64,283)	$(2,364,368)

Not Included in segment loss:
Depreciation on Corporate Assets				$34,645
Reported Net income after tax				$(2,399,015)
Capital Expenditures	$220,696	$-	$-	$220,696

Total segment assets - excluding intercompany receivables	$6,813,889	$566,923	$255,321	$7,636,133
Other items Not included in Segment Assets:

Other Corporate Assets				$15,512,655
Total Reported Assets				$23,148,788

ECOtality North America is the segment that includes the operating results related to our DOE Contract. The changes in operating results by segment are consistent with the fluctuations noted in the results of operations year over year, as the majority of the increase activity is related to activities under the DOE Contract.

Employees

As of March 31, 2011, we had 130 employees, including 9 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Liquidity and Capital Resources

As of March 31, 2011, we had $6.7 million of cash and cash equivalents compared to $3.8 million as of December 31, 2010. The $2.9 million decrease in cash is directly attributable to the use of our funds in the expansion of our business as we incurred costs to produce and install electric chargers in support of the DOE Contract requirements. As of March 31, 2011 we had $0.6 million of restricted cash which serves as the collateral for letters of credit and accordingly, is not available for our use in current operations.

Our primary uses of cash from operating activities have been for personnel-related expenditures and costs related to the DOE Contract. We have experienced negative cash flows from operations as we continue to expand our business.  Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on the design and development of our products and the related contracts we enter into during a period.

We utilized cash for operating activities in the amount of $5.7 million during the three months ended March 31, 2011compared to $1.7 million during the three months ended March 31, 2010. The use of cash reflected a net loss of $6.8 million in 2011 and $2.4 million in 2010.  The 2011 amount was partially offset by non-cash warrant expense of $1.8 million.

 Net cash used in investing activities was $0.8 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2011. The purchase of property and equipment of $1.3 million in 2011 and $0.2 million in 2010 was primarily for items to be utilized in support of the DOE cost reimbursement contract.

Net cash generated by financing activities was $9.3 million in 2011 compared to $5 million in 2010. The cash generated in 2011 is related to the $10 million in investment capital received in January 2011.  The 2010 figure is the final receipt of $5 million related to the $20.5 million in investment capital committed in November 2009.  Financing activities commencing in 2009 and continuing to the present, have been a critical factor in enabling us to transform ourselves to become a leader in the renewable energy sector.

During 2010, we invested significant time and effort seeking additional working capital to complete the requirements associated with the initial phases of the DOE cost reimbursement contract.  These efforts culminated in the $10.0 million equity investment and manufacturing agreements that were completed in January 2011.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2010 was centered around the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In the three months ended March 31, 2011 we focused on operationalizing the network by installing EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF and the Chevy Volt. The vast majority of the installations in 2011 will go towards satisfying the demand of The EV Project. However, we are also ramping up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after The EV Project’s completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we will continue to revamp our industrial line of products and services as we maintain a focus on the slowly recovering warehouse and airport ground support equipment markets. It will be critical for us to develop and launch our next generation of industrial products in the second half of 2011 with additional features and services, but at lower costs than our products selling price today in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital was $7.2 million at March 31, 2011.  We anticipate a working capital requirement in the range of $20-25 million for the remainder of 2011 in order to complete the upfront activities associated with the DOE Contract. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of  activities associated with the DOE Contract, and overall economic conditions.  We currently expect to finance our operations by raising additional working capital during 2011.  However, there can be no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve profitability.   If we are unable to raise additional capital to fund our operations, we will need to curtail planned activities to reduce costs.  We estimate that we will need to initiate cost reduction actions during the third quarter of 2011 should adequate capital not be obtained.  Doing so will likely have an unfavorable effect on our ability to execute our business plans.

Contractual Obligations

On June 12, 2006, the Company entered into a license agreement (the “License Agreement”) with the California Institute of Technology (“CalTech”) whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 97,826 shares of common stock of the Company with a fair market value of $8.2 million.  As partial consideration paid in connection with the License Agreement, the Company is obligated to pay an annual maintenance fee of $50,000 to CalTech, beginning on June 12, 2009, continuing until the expiration, revocation, invalidation or unenforceability of the last exclusively licensed patent rights or improvement patent rights.

On January 19, 2007 we purchased a 1,735 square foot, stand-alone office building at a cost of $575,615.  A total of $287,959 has been paid.  The remaining balance of $287,500 is structured as an interest-only loan from a non-affiliated third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012.

As of March 31, 2011, the Company has nineteen leases in effect for operating space.  Future obligations under these commitments are $563,743 for the remainder of 2011, $683,968 for 2012, $339,423 for 2013, $220,480 for 2014 and $204,148 for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. of America.  The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, stock-based compensation, inventory valuations, valuation of deferred tax assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.   We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We derive our revenue from sales of services and products and government grants related to clean energy technologies. We recognize revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

We have entered into agreements, including grant agreements, with various government entities, under which we are obligated to deliver services such as development of the infrastructure for deployment of EVs, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to us based on expenditures incurred in the delivery of the services. We recognize revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred by us in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of our services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and we have only perfunctory obligations outstanding. In certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which the Company may either buy out upon termination of the agreement, offer to the government to buy out the Company’s interest in the assets or sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement.

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

In October 2009 the FASB issued new accounting guidance related to recognition of revenue for arrangements with multiple-deliverables. The new guidance eliminates the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The guidance requires entities to disclose more information about their multiple-element revenue arrangements.  The Company adopted the new guidance on January 1, 2011 prospectively for arrangements entered into or materially modified on or after the adoption date. As the Company does not have material multiple element arrangements, the adoption of the new guidance had no significant impact on the Company’s financial position or results of operation

Intangible Assets

Intangible assets on our consolidated balance sheet consist of capitalized costs to develop trademarks, including attorney fees, registration fees, design costs and the costs of securing the trademark, and legal costs to establish new patents.

We capitalized legal costs to establish new patents or trademarks and amortize the cost over the life of the intangible or its economic use, if deemed to be shorter.  We periodically review our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows.

Goodwill

Goodwill and other purchased intangible assets have been recorded as a result of our acquisitions of FuelCellStore.com in June 2007, Innergy Power Corporation in October 2007, ECOtality North America in November 2007, and Minit-Charger in December 2007.  The goodwill is not deductible for tax purposes.

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis on October 1 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no impairment charges for the three months ended March 31, 2011..

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

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards.  These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend.  Our expected term represents the estimated time from the date of the grant until the date of exercise and is primarily based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award.  Our expected volatility is determined based on daily historical price observations for our shares over the expected term or as close to that term as possible subject only to the limitation of our trading history.  Our risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term.  Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

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

Inventory Valuation

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market value. We record inventory write-downs for potentially excess and obsolete inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If actual demand and market conditions are less favorable than anticipated, additional inventory adjustments could be required in future periods.

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

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the   SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. We report these subsidiaries as three reportable segments: Fuel Cell Store, ECOtality North America and Innergy.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in these condensed consolidated financial statements and in the Company’s consolidated financial statements included in its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 10, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were ineffective due to  material weaknesses for the period ended March 31, 2011.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) were ineffective due to material weaknesses for the period ended March 31, 2011.  The areas in which material weaknesses were identified included accounts payable cutoff for the fiscal year end, stock based compensation calculation, equity and external use software capitalization. In all instances, appropriate actions have been undertaken with counsel from external advisors with expertise in these subject areas to immediately remediate all identified issues.  Please refer to “Changes in Internal Control” noted below.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s Report is not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this quarterly report.

Changes in Internal Control

In the fourth quarter of 2010, we hired a new Chief Financial Officer to oversee all reporting for us and our subsidiaries.  Also in the fourth quarter of 2010, we hired a certified public accountant with extensive government contract experience as Vice President of Finance at ECOtality North America.  In the first quarter of 2011, we hired a certified public accountant as our new Controller at ECOtality North America.  During the first quarter of 2011, we have taken additional steps to increase the effectiveness of our internal controls and procedures, including hiring a government contract specialist to assist with implementation and oversight of our government contracts, hiring an outside consulting firm to assist with complex accounting issues, hiring an outside firm to assist us with ASC 740 reporting requirements, initiating the recruitment process to add another certified public accountant to our corporate staff and making other key accounting personnel changes at our ECOtality North America subsidiary. We expect these additions to improve our internal controls and procedures, particularly with respect to the implementation, accounting and oversight of our government contracts.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 28, 2010, we and our ECOtality North America subsidiary, as well as certain individuals, received subpoenas from the SEC, pursuant to a formal Private Order of Investigation, in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred. At a meeting held on November 1, 2010, our Board of Directors delegated to the Audit Committee the responsibility and authority to respond to the SEC subpoenas. We are cooperating fully with the SEC.

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the U.S. District Court for the Eastern District of Texas.  SIPCO alleges that ECOtality’s The EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks.  SIPCO seeks monetary damages and injunctive relief.  ECOtality believes the allegations to be unfounded, and, if necessary, will defend the case vigorously.

On April 15, 2011, we received a letter from Coulomb Technologies Inc. alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb's trademarks by including references to Coulomb in one of our websites.  On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims.  Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved.  ECOtality believes all of Coulomb's allegations to be unfounded and intends to defend its position vigorously, if necessary.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March  31, 2011 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2011, we entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd. (“ABBTV”) pursuant to which ABBTV agreed to purchase 2,604,167 shares of our common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $10,000,000. In accordance with the Securities Purchase Agreement, ABBTV also received a five-year warrant to purchase 1,041,667 shares of Common Stock at an exercise price of $4.91 per share.  We may not effect any exercise of the Warrant in an amount that would result in ABBTV or its affiliates beneficially owning more than 19.99% of the outstanding Common Stock upon such an exercise.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities in the quarter ended March 31, 2011.

Item 6.  Exhibits

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

3.3	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Form SB-2 filed on February 12, 2007 and incorporated herein by reference.

10.1	Employment Agreement, dated as of April 13, 2009, by and between ECOtality, Inc. and Jonathan R. Read.*

10.2	Agreement Relating to The EV Project, by and between ECOtality North America and the U.S. Department of Energy.

10.4	Lease for Property between Ecotality Inc. and Hayden Ferry Lakeside for Tempe, AZ Office

10.5	Sub-Lease for Property between Ecotality Inc. and Nighthawk Radiology Services LLC for San Francisco, CA Office

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTALITY, INC.

Date: May 23, 2011	By:	/s/ Jonathan R. Read
Jonathan R. Read
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ H. Ravi Brar
H. Ravi Brar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of April 13, 2009, by and between ECOtality, Inc. and Jonathan R. Read.*

10.2	Agreement Relating to The EV Project, by and between ECOtality North America and the U.S. Department of Energy.

10.4	Lease for Property between Ecotality Inc. and Hayden Ferry Lakeside for Tempe, AZ Office

10.5	Sub-Lease for Property between Ecotality Inc. and Nighthawk Radiology Services LLC for San Francisco, CA Office

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan.