Form 10-Q
period 2011-06-30
ECOTALITY, INC.
filed 2011-08-15
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
 Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  23,666,622 shares as of August 11, 2011

ECOtality, Inc.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

ECOtality, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$20,220,738	$3,844,841
Restricted cash	586,875	1,174,134
Receivables, net of allowance for bad debt of $65,603 and $80,371 as of 06/30/11 and 12/31/10, respectively	4,471,978	1,901,253
Inventory	4,753,054	1,860,355
Prepaid expenses and other current assets	3,241,582	953,233
Total current assets	33,274,227	9,733,816

Fixed assets	7,605,513	3,209,982
Goodwill	3,495,878	3,495,878
Intangibles	551,860	352,361

Total assets	$44,927,477	$16,792,037

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,835,493	$1,820,621
Accrued legal fees	284,409	612,498
Accrued payroll	647,241	430,965
Unearned revenue, current portion	2,772,455	679,836
Warranty reserves	338,911	262,082
Accrued liabilities	4,048,213	1,745,332
Total current liabilities	14,926,722	5,551,334

Long term liabilities:
Long term portion of unearned revenue	923,861	-
Long term debt	-	287,500
Total long term liabilities	923,861	287,500
Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000,000 shares authorized, 6,329,650 and 6,379,650 shares issued and outstanding as of 06/30/11 and 12/31/10, respectively	6,330	6,380
Common stock, $0.001 par value, 1,300,000,000 shares authorized, 22,224,957 and 11,058,229 shares issued and outstanding as of 06/30/11 and 12/31/10, respectively	22,223	11,057
Additional paid-in capital	123,778,863	93,283,359
Accumulated deficit	(94,657,081)	(82,287,267)
Accumulated foreign currency translation adjustments	(73,441)	(60,326)
Total stockholders' equity	29,076,894	10,953,203
Total liabilities and stockholders' equity	$44,927,477	$16,792,037

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$6,038,432	$3,411,589	$10,374,814	$6,111,674
Cost of goods sold	6,885,358	3,061,504	12,212,794	5,453,028

Gross profit (loss)	(846,926)	350,085	(1,837,980)	658,646

Operating Expenses:
General and administrative	4,513,234	7,768,923	8,291,473	10,008,477
Depreciation	106,702	149,107	200,139	290,711
Warrant expense	-	-	1,783,780	-
Research and development	131,457	51,493	245,770	64,327
Total operating expenses	4,751,391	7,969,520	10,521,160	10,363,513

Loss from operations	(5,598,319)	(7,619,438)	(12,359,142)	(9,704,869)

Other income (expense):
Interest income	2,659	8,734	5,202	23,943
Interest expense	(26,806)	322,751	(42,342)	(6,043)
Gain (loss) on disposal of assets	18,236	(12,201)	18,236	(12,201)
Other income, net	6,444	317,824	8,232	317,825
Total other income (expense)	533	637,108	(10,672)	323,524

Net loss	$(5,597,786)	$(6,982,330)	$(12,369,814)	$(9,381,345)

Net loss per share - basic and diluted	$(0.40)	$(0.78)	$(0.90)	$(1.09)

Weighted average number of common shares outstanding - basic and diluted	$14,005,179	$8,960,550	$13,694,687	$8,629,023

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(12,369,814)	$(9,381,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services and compensation	158,474	5,096,076
Warrant expense	1,783,780	-
Depreciation	867,109	326,164
(Gain)/loss on disposal of assets	(18,236)	12,201
Changes in operating assets and liabilities:
Accounts receivable	(2,570,725)	(39,859)
Inventory	(2,892,699)	(416,877)
Prepaid expenses and other	(2,288,348)	51,416
Accounts payable	5,014,872	429,937
Accrued liabilities	4,996,876	1,637,026
Net cash used in operating activities	(7,318,711)	(2,285,261)

Cash flows from investing activities
Purchase of property and equipment	(5,262,651)	(335,347)
Proceeds from sale of equipment	19,000	31,500
Change in restricted cash	587,259	(672,868)
Purchase of intangibles	(199,499)	-
Net cash used in investing activities	(4,855,891)	(976,715)

Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	28,564,365	-
Proceeds from warrant exercise	-	11,999
Proceeds from subscription receivable	-	5,000,000
Net cash provided by financing activities	28,564,365	5,011,999

Effects of exchange rate changes	(13,868)	(9,312)

Net increase in cash	16,375,895	1,740,710
Cash at beginning of period	3,844,841	11,824,605
Cash at end of period	$20,220,738	$13,565,314

Supplemental disclosures:
Interest paid	$9,703	$9,703

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

Except where the result would be anti-dilutive, net loss per common share – diluted has been computed assuming the conversion of outstanding shares of preferred stock into common stock, and the exercise of stock warrants and stock options. The two-class method will be used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock. For the six months ended June 30, 2011 and 2010, the assumed conversion of convertible preferred stock and the exercise of stock warrants and stock options are anti-dilutive due to the Company’s net losses and are excluded in determining net loss per common share - diluted. Accordingly, net loss per common share – diluted equals net loss per common share – basic in all periods presented.

Net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

Note 5– Income Taxes

ECOtality reported a loss before income taxes in the three and six month periods ended June 30, 2011 and 2010, and ECOtality did not record a tax provision in any period presented.

Note 6 – Fair Value of Financial Instruments

Fair value is defined as the price at which that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt – current portion approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining short-term period until maturity of the debt. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010.

Note 7 – Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,697	$926
Work-in-process	29	381
Finished goods	3,547	915
Less: excess and obsolete items	(520)	(362)
	$4,753	$1,860

Fixed Assets

Fixed assets as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Equipment	$7,406	$2,962
Buildings	576	576
Vehicles	1,146	792
Furniture and fixtures	234	135
Leasehold improvements	689	600
Computer software	1,320	1,072
	11,371	6,136
Less: accumulated depreciation	(3,766)	(2,926)
	$7,606	$3,210

Note 8 – Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220 - Presentation of Comprehensive Income). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are evaluating the provisions of ASU 2011-05 and do not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted.  We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations  (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805,  Business Combinations , that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

Note 9– Stockholders’ Equity

Common Stock

On January 10, 2011, 2,604,167 shares of common stock were issued in return for  $10,000,000 in cash.

On February 8, 2011, 12,500 shares were issued to a consultant for professional services in the normal course of business.

On March 30, 2011 50,000 shares of preferred stock were converted in exchange for the issuance of 50,000 shares of common stock.

On June 27, 2011, the Company completed a public offering of 8,500,000 shares of its common stock.  The net proceeds to the Company were $19,200,000, after deducting the underwriting discount and related offering expenses.  The public offering was made pursuant to a prospectus dated June 22, 2011, filed as part of the Company’s registration statement on Form S-1 (Registration No. 333-174088), as amended (the “Registration Statement”).  The Company intends to use the net proceeds received from the Offering primarily for working capital related to its $100.2 million cost reimbursable contract with the U.S. Department of Energy.  The Company intends to use any remaining proceeds from this offering to expand its Blink infrastructure and for general corporate purposes.

Preferred Shares

On March 30, 2011, 50,000 shares of preferred stock were converted to 50,000 shares of common stock.

Note 10 – Notes Payable

On January 16, 2007, the Company purchased an office building for an aggregate price of $576,000.  $288,000 was paid in cash and the remaining balance of $288,000 was structured as an interest-only loan.  The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.  The entire principal balance is due on or before January 16, 2012 and is included in accrued liabilities at June 30, 2011 and long-term debt at December 31, 2010 in the accompanying condensed consolidated balance sheets.

Note 11– Options and Warrants

STOCK WARRANTS

		Weighted-
		Average
	Number	Exercise
	Of Shares	Price
Outstanding at December 31, 2009	3,071,023	$9.69
Granted	9,999	$0.60
Exercised	(36,664)	$0.60
Cancelled	-	-
Outstanding at December 31, 2010	3,044,358	$9.76
Granted	1,519,444	$3.55
Exercised	-	$-
Cancelled	-	-
Outstanding at June 30, 2011	4,563,802	$7.70

STOCK WARRANTS OUTSTANDING

		Weighted- Average
		Remaining
	Number of	Contractual	Weighted-
Range of	Shares	Life in	Average
Exercise Prices	Outstanding	Years	Price
$74.40 - $85.20	31,665	0.10	$81.66
$21.00	2,281	0.33	$21.00
$9.00	3,010,412	3.36	$9.00
$4.91	1,041,667	4.71	$4.91
$0.60	477,777	4.62	$0.60
	4,563,802	3.78	$7.70

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

On February 17, 2011 a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, was issued to Shenzen Goch Investment Ltd. in accordance with an amendment to our Master Overhead Joint Venture Agreement.  This warrant is exercisable upon issuance and was valued at $1,784,000 using the Black Scholes model (strike price $0.60, stock price $3.85, expected term five years, volatility 151%, risk free interest rate 2.3%). The value of the warrant of $_1,784,0000  was included in general and administrative expense in the statement of operations for the six months ended June 30, 2011, as it represents a release of exclusivity rights previously granted to SGI which was necessitated by the Securities Purchase Agreement with ABBTV. The warrant represents an equity instrument and was included in additional paid-in capital.

Options:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding — December 31, 2009	49,164	$10.08	9.23
Additional options authorized
Granted	1,197,500	5.02
Repurchased
Forfeited	(29,166)	6.21
Exercised

Outstanding — December 31, 2010	1,217,498	$5.20	9.40

Outstanding — June 30, 2011	1,217,498	$5.20	8.90	$4.83

Vested — June 30, 2011	992,498	$5.58	8.79	$4.83

There were no options awarded, exercised or cancelled during the six months ended June 30, 2011.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of June 30, 2011 is summarized below:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Shares Subject to Stock Options

$16.80	16,666	6.33	16,666
$11.10	11,666	6.50	11,666
$6.19	100,000	8.84	100,000
$5.39	742,000	8.87	742,000
$4.60	70,500	8.87	70,500
$4.04	35,000	8.84	35,000
$3.62	25,000	9.39	-
$3.53	200,000	9.38	-
$2.40	16,666	7.33	16,666

	1,217,498		992,498

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $69,205.  Some leases are month to month, which requires no future obligation; however, all termed leases expire through December 2015.

At June 30, 2011
2011 (remaining 6 months)	$376,496
2012	680,776
2013	337,700
2014	220,480
2015	204,148
Thereafter	-
Total future minimum lease payments	$1,819,600

The total rental expense included in the consolidated statements of operations for the six months ended June 30, 2011 and 2010 was $407,213 and $195,863 respectively. As of June 30, 2011, the Company has eighteen leases in effect for operating space.

Contingencies

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

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the U.S. District Court for the Eastern District of Texas. SIPCO alleged that ECOtality’s EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks. SIPCO sought monetary damages and injunctive relief. The suit was dismissed without prejudice on May 31, 2011.

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. ECOtality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary.

Note 13 – Segment Information

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in these condensed consolidated financial statements and in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011. Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations. For the six months ended June 30, 2011 and 2010 inter-segment sales were $9,450 and $339,373 respectively. All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	THREE MONTHS ENDED JUNE 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$5,544,033	$351,736	$142,663	$6,038,432
Depreciation and amortization	$92,497	$750	$-	$93,247
Operating income (loss)	$(3,976,054)	$60,144	$18,686	$(3,897,224)
Interest expense	$(21,692)	$-	$-	$(21,692)
Gain / (Loss) on disposal of assets	$18,236	$-	$-	$18,236
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(3,979,510)	$60,144	$18,686	$(3,900,680)
Corporate Overhead Allocation	$(1,550,745)	$(94,555)	$(38,351)	$(1,683,651)
Segment Loss	$(5,530,255)	$(34,411)	$(19,665)	$(5,584,331)

Not Included in segment loss:
Depreciation on Corporate Assets				$13,455
Reported Net income after tax				$(5,597,786)
Capital Expenditures	$3,959,731	$-	$-	$3,959,731

Total segment assets - excluding intercompany receivables	$24,562,975	$450,950	$214,580	$25,228,505
Other items Not included in Segment Assets:

Other Corporate Assets				$19,698,972
Total Reported Assets				$44,927,477

	THREE MONTHS ENDED JUNE 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$2,925,941	$291,654	$193,994	$3,411,589
Depreciation and amortization	$109,638	$1,012	$890	$111,540
Operating income (loss)	$(4,178,933)	$(108,819)	$53,683	$(4,234,069)
Interest expense	$(74)	$-	$-	$(74)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(4,191,208)	$(108,819)	$53,683	$(4,246,344)
Corporate Overhead Allocation	$(2,314,293)	$(230,686)	$(153,441)	$(2,698,419)
Segment Loss	$(6,505,501)	$(339,505)	$(99,758)	$(6,944,764)

Not Included in segment loss:
Depreciation on Corporate Assets				$37,567
Reported Net income after tax				$(6,982,330)
Capital Expenditures	$114,651	$-	$-	$114,651

Total segment assets - excluding intercompany receivables	$8,207,234	$367,447	$273,535	$8,848,216
Other items Not included in Segment Assets:

Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

	SIX MONTHS ENDED JUNE 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$9,239,116	$819,344	$316,354	$10,374,814
Depreciation and amortization	$173,587	$1,500	$-	$175,087
Operating income (loss)	$(7,254,973)	$201,699	$59,549	$(6,993,725)
Interest expense	$(32,375)	$-	$-	$(32,375)
Gain / (Loss) on disposal of assets	$18,236	$-	$-	$18,236
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(7,269,112)	$201,699	$59,549	$(7,007,864)
Corporate Overhead Allocation	$(4,663,720)	$(488,498)	$(184,680)	$(5,336,898)
Segment Loss	$(11,932,832)	$(286,799)	$(125,131)	$(12,344,762)

Not Included in segment loss:
Depreciation on Corporate Assets				$25,052
Reported Net income after tax				$(12,369,814)
Capital Expenditures	$5,227,869	$-	$-	$5,227,869

Total segment assets - excluding intercompany receivables	$24,562,975	$450,950	$214,580	$25,228,505
Other items Not included in Segment Assets:

Other Corporate Assets				$19,698,972
Total Reported Assets				$44,927,477

	SIX MONTHS ENDED JUNE 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$5,074,693	$639,109	$397,873	$6,111,674
Depreciation and amortization	$214,739	$1,981	$1,779	$218,499
Operating income (loss)	$(5,167,729)	$(58,387)	$100,617	$(5,125,500)
Interest expense	$(106)	$-	$-	$(106)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(5,180,036)	$(58,387)	$100,617	$(5,137,807)
Corporate Overhead Allocation	$(3,463,568)	$(436,203)	$(271,555)	$(4,171,327)
Segment Loss	$(8,643,605)	$(494,590)	$(170,939)	$(9,309,134)

Not Included in segment loss:
Depreciation on Corporate Assets				$72,212
Reported Net income after tax				$(9,381,345)
Capital Expenditures	$335,347	$-	$-	$335,347

Total segment assets - excluding intercompany receivables	$8,207,233	$367,447	$273,535	$8,848,215
Other items Not included in Segment Assets:

Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

NOTE 14 – Agreement with Department of Energy (DOE)

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

DOE accounted for 51% of our revenues in the six months ended June 30, 2011, and 33% for the six months ended June 30, 2010. The DOE receivables balance was $929,308 or 20% of our total accounts receivable at June 30, 2011, and $876,301 or 46% of our receivables balance at December 31, 2010. The Company does not believe the accounts receivable from this customer represent a significant credit risk based on its past collection experiences and the general creditworthiness of the customer.

Note 15 – Agreements with ABB Technology Ventures Ltd. (ABBTV) and ABB Inc.

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

ABBTV purchased 1,615,000 shares as part of our June 2011 public offering.

Note 16 – Agreement with Shenzhen Goch Investment Ltd. (SGI)

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

The draft business agreements also had provided for SGI to receive certain warrants to purchase the Company’s common stock based on its payment of certain license fees, its capital contributions to the joint venture, and the amount of products purchased by the Company from the joint venture. The parties have agreed that instead, SGI would be entitled to immediately receive warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock. The value of the warrant was included in general and administrative expense in the statement of operations for the six months ended June 30, 2011, as it represents a release of exclusivity rights previously granted to SGI which became necessitated by the Investment and the Securities Purchase Agreement with ABBTV.  SGI will also be entitled to receive upon the final formation and total $5,000,000 funding of the joint venture another warrant to purchase 477,777 shares of the Company’s common stock.

As part of the amendment, SGI also assigned all its economic interests under this agreement to Green Valley International Energy Investment Company, based in Beijing, China.

Note 17 – Subsequent Events

On July 6, 2011 the Company issued 34,500 10-year options with an exercise price of $2.74, the closing market price on the date of issuance, to the Board of Directors as per our board compensation plan put in place in 2010.

Pursuant to the Underwriting Agreement entered into on June 22, 2011 between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), the Company granted the Underwriters a 30-day option to purchase up to 1,275,000 shares of common stock to cover over-allotments.  On July 7, 2011, the Underwriters exercised their over-allotment option in full and purchased 1,275,000 shares of common stock from the Company at a purchase price of $2.50 per share.  Gross proceeds to the Company were approximately $3,200,000.

On July 15, 2011, we signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment valued at $1.8 million.  This 18 month capital lease of equipment obligates the Company to $2.1 million of lease payments starting August 1, 2011.  The equipment covered by this lease is to be utilized by the company in furthering our deployment of home energy management systems.

On July 27, 2011, 166,666 restricted shares and 41,667 stock options with an exercise price of $3.03per share were issued to two of our executive officers in accordance with performance bonuses approved by the Compensation Committee of the Board of Directors.

On August 10, 2011, the DOE announced that our ECOtality North America subsidiary had been selected to receive an award of $26.4 million to continue testing advanced technology vehicles.  We have no further details of the award at this time.  The award will not be finalized and we will not receive any funds until we negotiate and enter into a final contract with the DOE, which we expect to do by October 2011.

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

On August 5, 2009, ECOtality North America was selected by the Department of Energy (the “DOE”) for a cost reimbursable contract of approximately $100.2 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.”  On September 30, 2009, ECOtality North America accepted the original contract of approximately $99.8 million, of which approximately $13.4 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15.0 million contract extension from the DOE, of which $1.2 million was sub-funded to federal research and development centers, to expand the market footprint of The EV Project and include the Chevrolet Volt (such contract, as extended, the “DOE Contract”). We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives.

Through The EV Project, we are developing, installing, and managing up to 14,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 8,300 grid connected vehicles including the Nissan LEAF BEVs and 2,600 Chevrolet Volt PHEVs. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have begun to deploy our Blink™ charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

On August 31, 2009, ECOtality North America was awarded $8.0 million from the California Energy Commission (the “CEC”) to support the deployment of charge infrastructure and EVs in California as part of the CEC “American Recovery and Reinvestment Act of 2009 Cost Share: Alternative and Renewable Fuel and Vehicle Technology Program.” The related grant agreement was signed in April 2011.

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

On February 2, 2011, ECOtality North America was awarded a contract with the Bay Area Air Quality Management District to expand The EV Project into the San Francisco Bay Area. The Company entered into a definitive contract with respect to this award on April 15, 2011.

Results of Operations

QUARTER ENDED JUNE 30, 2011, COMPARED WITH QUARTER ENDED JUNE 30, 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Dollar Increase /	Percentage Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$6,038	$3,412	$2,627	77%
Cost of revenue	6,885	3,062	3,824	125

Gross profit (loss)	(847)	350	(1,197)	(342)
Operating expenses:
General and administrative	4,513	7,769	(3,256)	(42)
Research and development	131	51	80	155
Depreciation	107	149	(42)	(28)
Total operating expenses	4,751	7,970	(3,218)	(40)
Loss from operations	(5,598)	(7,619)	2,021	(27)
Other income (expense):
Interest income	3	9	(6)	(70)
Interest expense	(27)	323	(296)	(92)
Gain (loss) on disposal of assets	18	(12)	(6)	49
Other income	6	318	(311)	100
Total other income (expense)	1	637	(619)	(97)
Net loss	$(5,598)	$(6,982)	$1,402	(20)%

Revenue and Cost of Revenue

We recognized revenue of $6.0 million for the three months ended June 30, 2011 compared to $3.4 million for the three months ended June 30, 2010.  The increase in revenue of $2.6 million or 77% in 2011 is primarily related to the revenue earned on work performed under the DOE Contract, which was $3.1 million in the three months ended June 30, 2011 compared to $1.3 million for the same period in 2010. Revenue also increased in 2011 due to the increase in our other lines of business including sales of industrial chargers. We anticipate the majority of our revenue in 2011 will be derived from the DOE Contract based on deliveries of chargers.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $6.9 million for the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010.  The increase of $3.8 million, or 125%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2011.

Gross margin percentage for the three months ended June 30, 2011 was (14%) compared to 10% for the three months ended June 30, 2010. The decrease in the gross margin is reflective of the costs incurred in 2011 under the DOE Contract where we were reimbursed for approximately 46% of our costs. The DOE Contract revenues in the second quarter of 2011 were much higher than for the same period in 2010, and thus the relative impact of the contract in 2010 was limited.

Operating Expenses

Total operating expenses were $4.8 million for the three months ended June 30, 2011 compared to $8.0 million for the three months ended June 30, 2010. The largest component of our operating expenses is general and administrative expenses, which were $4.5 million or 95% of total operating expenses for the three months ended June 30, 2011, compared with $7.8 million or 97% for the three months ended June 30, 2010.

General and administrative expenses primarily consist of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses decreased by $3.3 million or 42% for the three months ended June 30, 2011 compared to the same period in the prior year.

Legal fees net of recoveries were negative $92 thousand for the three months ended June 30, 2011 compared with $0.2 million for the three months ended June 30, 2010. The negative expense in 2011 is due to the recovery of $0.3 million in legal fees through our Directors and Officers insurance carrier in connection with the previously expensed costs associated with the SEC formal Private Order of Investigation. Excluding this adjustment, our legal expenses were flat over the same period in the prior year at $0.2 million.

Professional fees were $0.6 million for the three months ended June 30, 2011 compared with $0.2 million for three months ended June 30, 2010. The $0.4 million increase is attributable to increased expenses to support our outreach to state and local governments in the interest of furthering green energy initiatives as well as increased outsourced recruiting and human resource consulting fees commensurate with our larger employee population.

Accounting fees were $0.3 million for the three months ended June 30, 2011 compared with $0.05 million for the three months ended June 30, 2010.  This increase was attributable to higher audit and review fees which we anticipate will stabilize and go down slightly as we move forward.

Executive and Director’s compensation was $0.4 million in the three months ended June 30, 2011 compared with $3.0 million for the three months ended June 30, 2010.  All other compensation was $1.5 million in the three months ended June 30, 2011 compared to $3.2 million for the three months ended June 30, 2010.  The decrease in overall compensation expense is attributable to one time compensation paid in 2010 in the form of equity based on recommendations by an outside consulting firm and our Board Compensation Committee who were engaged to ensure our Board compensation and employee incentive plans were on par with similarly situated companies.

Our marketing, investor and public relations expenses were $0.2 million for the three months ended June 30, 2011 compared with $0.1 million for the three months ended June 30, 2010. The increased spending in 2011 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

All other general and administrative expenses totaled $1.6 million for the three months ended June 30, 2011 compared to $0.9 million for the three months ended June 30, 2010.  The increase in all other general and administrative expenses is reflective of the increased costs related to the growth in the business and number of employees year over year.

Research and development expenses primarily consist of engineering costs that totaled $0.13 million for the three months ended June 30, 2011 compared to $0.05 million for the three months ended June 30, 2010. The increase of $0.08 million was due to our focus on research and development activities related to our Blink technologies. We expect our research and development expenses to remain at this level as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts.

Depreciation expense was approximately $0.1 million for the three months ended June 30, 2011 and $0.1 million for the same period in 2010. We expect this expense to increase in 2011 as we purchase more property and equipment in support of the growth of our operations.

SIX MONTHS ENDED JUNE 30, 2011, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

The following table sets forth our results of operations for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30,		Dollar Increase /	Percentage Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$10,375	$6,112	$4,263	70%
Cost of revenue	12,213	5,453	6,760	124

Gross profit (loss)	(1,838)	659	(2,497)	(379)
Operating expenses:
General and administrative	8,291	10,008	(1,717)	(17)
Warrant expense	1,784	-	1,784	-
Research and development	246	64	181	282
Depreciation	200	291	(91)	(31)
Total operating expenses	10,521	10,364	158	2
Loss from operations	(12,359)	(9,705)	(2,654)	27
Other income (expense):
Interest income	5	24	(19)	(78)
Interest expense	(42)	(6)	48	(801)
Gain (loss) on disposal of assets	18	(12)	30	(249)
Other income	8	318	(310)	100
Total other income (expense)	(11)	324	(250)	(77)
Net loss	$(12,370)	$(9,381)	$(2,904)	31%

Revenue and Cost of Revenue

We recognized revenue of $10.4 million for the six months ended June 30, 2011 compared to $6.1 million for the six months ended June 30, 2010.  The increase in revenue of $4.3 million or 70% in 2011 is primarily related to the revenue earned on work performed under the DOE Contract, which was $5.3 million in the six months ended June 30, 2011 compared to $2 million for the same period in 2010. We anticipate the majority of our revenue in 2011 will be derived from the DOE Contract based on deliveries of chargers.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $12.2 million for the six months ended June 30, 2011 compared to $5.5 million for the six months ended June 30, 2010.  The increase of $6.8 million, or 124%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2011.

Gross margin percentage for the six months ended June 30, 2011 was (18%) compared to 11% for the six months ended June 30, 2010. The decrease in the gross margin is reflective of the costs incurred to date in 2011 under the DOE Contract where we were reimbursed for approximately 46% of our costs. The DOE Contract revenues in the first six months of 2011 were much higher than for the same period in 2010, and thus the relative impact of the contract in 2010 was limited.

Operating Expenses

Total operating expenses were $10.5 million for the six months ended June 30, 2011 compared to $10.4 million for the six months ended June 30, 2010. The largest component of our operating expenses is general and administrative expenses, which were $10.1 million or 96% of total operating expenses for the six months ended June 30, 2011, compared with $10 million or 97% for the six months ended June 30, 2010.

General and administrative expenses primarily consist of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses increased by $0.1 million or 1% for the six months ended June 30, 2011 compared to the same period in the prior year.

Legal fees were flat at $0.4 million for the six months ended June 30, 2011 and 2010.

Professional fees were $0.8 million for the six months ended June 30, 2011 compared with $0.4 million for six months ended June 30, 2010. The $0.4 million increase is attributable to increased expenses to support our outreach to state and local governments in the interest of furthering green energy initiatives as well as increased outsourced recruiting and human resource consulting fees commensurate with our larger employee population.

Accounting fees were $0.5 million for the six months ended June 30, 2011 compared with $0.1 million for the six months ended June 30, 2010.  This increase was attributable to higher audit and review fees.

Executive and Director’s compensation was $0.7 million in the six months ended June 30, 2011 compared with $3.4 million for the six months ended June 30, 2010.  All other compensation was $3 million for the six months ended June 30, 2011 compared to $3.9 million for the six months ended June 30, 2010.  The decrease in overall compensation expense is attributable to one time compensation paid in 2010 in the form of equity based on recommendations by an outside consulting firm and our Board Compensation Committee who were engaged to ensure our Board compensation and employee incentive plans were on par with similarly situated companies.

Our marketing, investor and public relations expenses were $0.4 million for the six months ended June 30, 2011 compared with $0.3 million for the six months ended June 30, 2010. The increased spending in 2011 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

All other general and administrative expenses totaled $4.3 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010. The increase in all other general and administrative expenses was primarily driven by $1.8 million of non-cash expense for 477,777 warrants issued to Shenzhen Goch in return for a release of supplier non-exclusivity rights to facilitate the $10.0 million investment by ABB Technology Ventures Ltd. in January 2011, as well as increased resources to support the effective execution of our business plan and the fulfillment of our DOE Contract obligations.

Research and development expenses primarily consist of engineering costs that totaled $0.2 million for the six months ended June 30, 2011 compared to $0.1 million for the six months ended June 30, 2010. The increase of $0.1 million was due to our focus on research and development activities related to our Blink technologies. We expect our research and development expenses to remain at this level as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts.

Depreciation expense was approximately $0.2 million for the six months ended June 30, 2011 and $0.3 million for the six months ended June 302010. We expect this expense to increase as we purchase more property and equipment in support of the growth of our operations.

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

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. For the six months ended June 30, 2011 and 2010 inter-segment sales were $9,450 and $339,373 respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	THREE MONTHS ENDED JUNE 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$5,544,033	$351,736	$142,663	$6,038,432
Depreciation and amortization	$92,497	$750	$-	$93,247
Operating income (loss)	$(3,976,054)	$60,144	$18,686	$(3,897,224)
Interest expense	$(21,692)	$-	$-	$(21,692)
Gain / (Loss) on disposal of assets	$18,236	$-	$-	$18,236
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(3,979,510)	$60,144	$18,686	$(3,900,680)
Corporate Overhead Allocation	$(1,550,745)	$(94,555)	$(38,351)	$(1,683,651)
Segment Loss	$(5,530,255)	$(34,411)	$(19,665)	$(5,584,331)

Not Included in segment loss:
Depreciation on Corporate Assets				$13,455
Reported Net income after tax				$(5,597,786)
Capital Expenditures	$3,959,731	$-	$-	$3,959,731

Total segment assets - excluding intercompany receivables	$24,562,975	$450,950	$214,580	$25,228,505
Other items Not included in Segment Assets:

Other Corporate Assets				$19,698,972
Total Reported Assets				$44,927,477

	THREE MONTHS ENDED JUNE 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$2,925,941	$291,654	$193,994	$3,411,589
Depreciation and amortization	$109,638	$1,012	$890	$111,540
Operating income (loss)	$(4,178,933)	$(108,819)	$53,683	$(4,234,069)
Interest expense	$(74)	$-	$-	$(74)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(4,191,208)	$(108,819)	$53,683	$(4,246,344)
Corporate Overhead Allocation	$(2,314,293)	$(230,686)	$(153,441)	$(2,698,419)
Segment Loss	$(6,505,501)	$(339,505)	$(99,758)	$(6,944,764)

Not Included in segment loss:
Depreciation on Corporate Assets				$37,567
Reported Net income after tax				$(6,982,330)
Capital Expenditures	$114,651	$-	$-	$114,651

Total segment assets - excluding intercompany receivables	$8,207,234	$367,447	$273,535	$8,848,216
Other items Not included in Segment Assets:

Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

	SIX MONTHS ENDED JUNE 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$9,239,116	$819,344	$316,354	$10,374,814
Depreciation and amortization	$173,587	$1,500	$-	$175,087
Operating income (loss)	$(7,254,973)	$201,699	$59,549	$(6,993,725)
Interest expense	$(32,375)	$-	$-	$(32,375)
Gain / (Loss) on disposal of assets	$18,236	$-	$-	$18,236
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(7,269,112)	$201,699	$59,549	$(7,007,864)
Corporate Overhead Allocation	$(4,663,720)	$(488,498)	$(184,680)	$(5,336,898)
Segment Loss	$(11,932,832)	$(286,799)	$(125,131)	$(12,344,762)

Not Included in segment loss:
Depreciation on Corporate Assets				$25,052
Reported Net income after tax				$(12,369,814)
Capital Expenditures	$5,227,869	$-	$-	$5,227,869

Total segment assets - excluding intercompany receivables	$24,562,975	$450,950	$214,580	$25,228,505
Other items Not included in Segment Assets:

Other Corporate Assets				$19,698,972
Total Reported Assets				$44,927,477

	SIX MONTHS ENDED JUNE 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	TOTAL
Total Revenues	$5,074,693	$639,109	$397,873	$6,111,674
Depreciation and amortization	$214,739	$1,981	$1,779	$218,499
Operating income (loss)	$(5,167,729)	$(58,387)	$100,617	$(5,125,500)
Interest expense	$(106)	$-	$-	$(106)
Gain / (Loss) on disposal of assets	$(12,201)	$-	$-	$(12,201)
Other Income (expense)	$-	$-	$-	$-
Segment Income before Corporate Overhead Allocation	$(5,180,036)	$(58,387)	$100,617	$(5,137,807)
Corporate Overhead Allocation	$(3,463,568)	$(436,203)	$(271,555)	$(4,171,327)
Segment Loss	$(8,643,605)	$(494,590)	$(170,939)	$(9,309,134)

Not Included in segment loss:
Depreciation on Corporate Assets				$72,212
Reported Net income after tax				$(9,381,345)
Capital Expenditures	$335,347	$-	$-	$335,347

Total segment assets - excluding intercompany receivables	$8,207,233	$367,447	$273,535	$8,848,215
Other items Not included in Segment Assets:

Other Corporate Assets				$13,562,508
Total Reported Assets				$22,410,724

ECOtality North America is the segment that includes the operating results related to our DOE Contract. The changes in operating results by segment are consistent with the fluctuations noted in the results of operations year over year, as the majority of the increase activity is related to activities under the DOE Contract.

Employees

As of June 30, 2011, we had 164 employees, including 9 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Liquidity and Capital Resources

As of June 30, 2011, we had $20.2 million of cash and cash equivalents compared to $3.8 million as of December 31, 2010. The $16.3 million increase in cash is directly attributable to the completion of our public offering in June 2011 that raised $19.2 million in net cash proceeds,  net of underwriting discounts and other offering expenses.  As of June 30, 2011 we had $0.6 million of restricted cash which serves as the collateral for letters of credit and accordingly, is not available for our use in current operations.

Our primary uses of cash from operating activities have been for personnel-related expenditures and costs related to the DOE Contract. We have experienced negative cash flows from operations as we continue to expand our business.  Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase our spending on the design and development of our products and the related contracts we enter into during a period.

We utilized cash for operating activities in the amount of $7.3 million during the six months ended June 30, 2011compared to $2.3 million during the six months ended June 30, 2010. The use of cash reflected a net loss of $12.4 million in the six months ended June 30, 2011 and $9.4 million in the same period in 2010.  The 2011 amount was partially offset by non-cash warrant expense of $1.8 million related to a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, that was issued to Shenzen Goch Investment Ltd. in accordance with an amendment to our Master Overhead Joint Venture Agreement.

Net cash used in investing activities was $4.9 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010. The purchase of property and equipment of $5.3 million in 2011 and $0.3 million in 2010 was primarily for items to be utilized in support of the DOE cost reimbursement contract.  The change in the restricted cash balance is due to the release of a standby letter of credit previously in place with an international vendor in the normal course of business.

Net cash generated by financing activities was $28.6 million in the six months ended June 30, 2011 compared to $5 million in the six months ended June 30, 2010. The cash generated in 2011 is related to the $9.3 million received in January 2011 for the sale of common stock and an additional $19.2 million received in June 2011 from our public offering, each net of expenses.  The 2010 figure is the final receipt of $5.0 million related to the $20.5 million in investment capital committed in November 2009.  Financing activities commencing in 2009 and continuing to the present, have been a critical factor in enabling us to transform ourselves to become a leader in the renewable energy sector.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2010 was centered around the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In the six months ended June 30, 2011 we focused on operationalizing the network by installing EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF and the Chevy Volt. The vast majority of the installations in 2011 will go towards satisfying the demand of The EV Project. However, we are also ramping up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after The EV Project’s completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

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

Net working capital is an important measure of our ability to finance our operations. Our net working capital was $18 million at June 30, 2011. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of activities associated with the DOE Contract, and overall economic conditions. We currently expect to finance our operations with the investment capital raised thus far in 2011 in conjunction with cash flows from operations.

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

On January 19, 2007 we purchased a 1,735 square foot, stand-alone office building at a cost of $0.6 million. A total of $0.3 million has been paid. The remaining balance of $0.3 million is structured as an interest-only loan from a non-affiliated third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012.

As of June 30, 2011, the Company has eighteen leases in effect for operating space. Future obligations under these commitments are $376,496 for the remainder of 2011, $680,776 for 2012, $337,700 for 2013, $220,480 for 2014 and $204,148 for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

In October 2009 the FASB issued new accounting guidance related to recognition of revenue for arrangements with multiple-deliverables. The new guidance eliminates the requirement that all undelivered elements have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The guidance requires entities to disclose more information about their multiple-element revenue arrangements. The Company adopted the new guidance on January 1, 2011 prospectively for arrangements entered into or materially modified on or after the adoption date. As the Company does not have material multiple element arrangements, the adoption of the new guidance had no significant impact on the Company’s financial position or results of operations.

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

Goodwill

Goodwill has been recorded as a result of our acquisition of Electric Transportation Engineering Corporation in 2007. The goodwill is not deductible for tax purposes.

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis on October 1 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no impairment charges for the six months ended June 30, 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220 - Presentation of Comprehensive Income). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are evaluating the provisions of ASU 2011-05 and do not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted.  We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations , that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were ineffective due to material weaknesses for the period ended June 30, 2011.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) were ineffective due to material weaknesses for the period ended June 30, 2011. The areas in which material weaknesses were identified included accounts payable cutoff for the fiscal year end, stock based compensation calculation, equity and external use software capitalization. In all instances, appropriate actions have been undertaken with counsel from external advisors with expertise in these subject areas to immediately remediate all identified issues. Please refer to “Changes in Internal Control” noted below.

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

Changes in Internal Control

In the fourth quarter of 2010, we hired a new Chief Financial Officer to oversee all reporting for us and our subsidiaries. Also in the fourth quarter of 2010, we hired a certified public accountant with extensive government contract experience as Vice President of Finance at ECOtality North America. In the first quarter of 2011, we hired a certified public accountant as our new Controller at ECOtality North America. During the first half of 2011, we have taken additional steps to increase the effectiveness of our internal controls and procedures, including hiring a government contract specialist to assist with implementation and oversight of our government contracts, hiring an outside consulting firm to assist with complex accounting issues, hiring an outside firm to assist us with ASC 740 reporting requirements and hiring a certified public accountant specializing in SEC reporting to our corporate staff and making other key accounting personnel changes at our ECOtality North America subsidiary. We expect these additions to improve our internal controls and procedures, particularly with respect to the implementation, accounting and oversight of our government contracts.

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

On January 31, 2011, SIPCO, LLC filed a patent infringement suit against ECOtality and nine other defendants in the U.S. District Court for the Eastern District of Texas. SIPCO alleged that The ECOtality’s The EV Project, Blink Network, and EV Charging Stations infringe three SIPCO patents relating to wireless communications networks. SIPCO sought monetary damages and injunctive relief. The suit was dismissed without prejudice on May 31, 2011.

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. ECOtality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2011 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities in the quarter ended June 30, 2011.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities in the six months ended June 30, 2011.

Item 4.  Removed and Reserved

Item 5.  Other Information

On May 11, 2011, the SEC declared our Registration Statement on Form S-3 effective with respect to the shares purchased by ABB Technology Ventures Ltd in our January 2011 private placement.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Master Services Contract No. 2011-061 dated July 5, 2011 by and between the Bay Area Air Quality Management District and Ecotality, Inc.

10.2	Master Agreement to Lease Equipment, December 20, 2010 by and between Cisco Systems Capital Corporation and Ecotality Inc.

10.3	State of California Grant Agreement, ARV-09-005, California Energy Commission

10.4	Restricted Stock Award Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner.

10.5	Incentive Stock Option Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner.

10.6	Restricted Stock Award Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Kevin Morrow.

10.7	Incentive Stock Option Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Kevin Morrow.

10.8	Acknowledgement of Receipt of Incentive Equity and Release of Claims, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner and Kevin Morrow

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTALITY, INC.

Date: August 15, 2011	By:	/s/ Jonathan R. Read
Jonathan R. Read
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ H. Ravi Brar
H. Ravi Brar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Master Services Contract No. 2011-061 dated July 5, 2011 by and between the Bay Area Air Quality Management District and Ecotality, Inc.

10.2	Master Agreement to Lease Equipment, December 20, 2010 by and between Cisco Systems Capital Corporation and Ecotality Inc.

10.3	State of California Grant Agreement, ARV-09-005, California Energy Commission

10.4	Restricted Stock Award Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner.

10.5	Incentive Stock Option Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner.

10.6	Restricted Stock Award Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Kevin Morrow.

10.7	Incentive Stock Option Agreement, dated July 22, 2011, by and between Ecotality, Inc. and Kevin Morrow.

10.8	Acknowledgement of Receipt of Incentive Equity and Release of Claims, dated July 22, 2011, by and between Ecotality, Inc. and Donald Karner and Kevin Morrow

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.