Form 10-Q
period 2011-09-30
ECOTALITY, INC.
filed 2011-11-10
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  23,777,968 shares as of November 7, 2011

ECOtality, Inc.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
ECOtality, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$12,943,791	$3,844,841
Restricted cash	586,875	1,174,134
Receivables, net of allowance for bad debt of $88,259 and $80,371 as of 09/30/11 and 12/31/10, respectively	7,598,780	1,901,253
Inventory	8,490,466	1,860,355
Prepaid expenses and other current assets	2,412,454	953,233
Total current assets	32,032,366	9,733,816

Fixed assets	13,039,489	3,209,982
Goodwill	3,495,878	3,495,878
Intangibles	636,311	352,361

Total assets	$49,204,044	$16,792,037

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,772,303	$1,820,621
Accrued legal fees	171,826	612,498
Accrued payroll	975,563	430,965
Unearned revenue, current portion	4,478,497	679,836
Warranty reserves	372,285	262,082
Accrued liabilities, other	2,889,291	1,745,332
Total current liabilities	18,659,765	5,551,334

Long term liabilities:
Long term portion of unearned revenue	924,501	-
Long term debt	320,509	287,500
Total long term liabilities	1,245,010	287,500
Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000,000 shares authorized, 6,329,650 and 6,379,650 shares issued and outstanding as of 09/30/11 and 12/31/10, respectively	6,330	6,380
Common stock, $0.001 par value, 1,300,000,000 shares authorized, 23,777,968 and 11,058,292 shares issued and outstanding as of 09/30/11 and 12/31/10, respectively	23,777	11,057
Additional paid-in capital	127,387,375	93,283,359
Accumulated deficit	(98,050,459)	(82,287,267)
Accumulated foreign currency translation adjustments	(67,754)	(60,326)
Total stockholders' equity	29,299,269	10,953,203
Total liabilities and stockholders' equity	$49,204,044	$16,792,037

The accompanying notes are an integral part of these condensed consolidated financial statements

ECOtality, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$9,509,771	$3,196,806	$19,884,585	$9,308,480
Cost of goods sold	6,638,007	3,085,028	18,850,801	8,538,056

Gross profit	2,871,764	111,778	1,033,784	770,424

Operating Expenses:
General and administrative expenses	5,892,545	2,877,804	14,184,018	12,886,280
Depreciation	113,333	135,971	313,472	426,682
Warrant expense	-	-	1,783,780	-
Research and development	117,107	135,343	362,877	199,670
Total operating expenses	6,122,985	3,149,118	16,644,147	13,512,632

Loss from operations	(3,251,221)	(3,037,340)	(15,610,363)	(12,742,208)

Other income (expense)
Interest income	13,213	10,655	18,415	34,598
Interest expense	(168,948)	(4,974)	(211,290)	(11,017)
Gain (loss) on disposal of assets	9,146	(123,998)	27,382	(136,199)
Other income	4,432	-	12,664	317,825
Total other income (expense)	(142,157)	(118,317)	(152,829)	205,207

Net Loss	$(3,393,378)	$(3,155,657)	$(15,763,192)	$(12,537,001)

Net Loss per share - basic and diluted	$(0.14)	$(0.34)	$(0.93)	$(1.41)

Weighted average number of common shares outstanding - basic and diluted	23,524,931	9,314,091	17,007,443	8,860,933

The accompanying notes are an integral part of these condensed consolidated financial statements

ECOtality, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net Loss	$(15,763,192)	$(12,537,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services and compensation	816,459	5,235,620
Warrant expense	1,783,780	-
Depreciation	2,020,954	501,741
(Gain)/Loss on disposal of assets	(27,382)	136,199
Changes in operating assets and liabilities:
Accounts receivable	(5,697,527)	373,873
Inventory	(6,630,111)	(562,071)
Prepaid expenses and other	(1,459,221)	(195,843)
Accounts payable	7,951,682	897,980
Accrued liabilities	5,793,749	1,148,605
Net cash used in operating activities	(11,210,809)	(5,000,897)

Cash flows from investing activities
Purchase of property and equipment	(11,851,577)	(1,009,193)
Proceeds from sale of equipment	28,500	36,101
Change in restricted cash	587,259	(673,662)
Purchase of intangibles	(283,950)	(250,000)
Net cash used in investing activities	(11,519,768)	(1,896,754)

Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	31,516,446	-
Borrowings on notes payable	320,509	-
Proceeds from warrant exercise	-	11,999
Proceeds from subscription receivable	-	5,000,000
Net cash provided by financing activities	31,836,955	5,011,999

Effects of exchange rate changes	(7,428)	3,174

Net increase (decrease) in cash	9,098,950	(1,882,478)
Cash – beginning	3,844,841	11,824,605
Cash – ending	$12,943,791	$9,942,127

Supplemental disclosures:
Interest paid	$57,009	$11,017

The accompanying notes are an integral part of these condensed consolidated financial statements

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

The accompanying condensed consolidated financial statements have been prepared with U.S. GAAP and include the accounts of ECOtality Inc. (corporate), ECOtality Stores (dba Fuel Cell Store), Innergy Power Corporation, Portable Energy de Mexico S.A. de C.V. (a subsidiary of the Company), Electric Transportation Engineering Corporation, d.b.a. ECOtality North America (“ECOtality North America”) and its subsidiary, Electric Transportation Applications, and ECOtality Australia Pty Ltd (also referred to collectively as “ECOtality”, “we”, “us”, “our”, or the “Company” in this report). All significant inter-company balances and transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets and future cash flows associated with long-lived assets including goodwill. Our actual results may differ significantly from those estimates.

Recent Accounting Pronouncements

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update simplifies how a company tests goodwill for impairment. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are evaluating the provisions of ASU 2011-08 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification ™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted.  We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Note 4 – Net Loss per Common Share – Basic and Diluted

Net loss per common share - basic is computed by dividing reported net loss by the weighted average common shares outstanding. Our preferred stockholders have no obligation to fund the Company’s losses; accordingly, no losses are allocated to shares of preferred stock. In the periods when the Company earns net income, net income per common share - basic will be determined using the two-class method. Under this method, net income per share is calculated for common stock and participating securities such as preferred stock considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Except where the result would be anti-dilutive, net loss per common share - diluted has been computed assuming the conversion of outstanding shares of preferred stock into common stock, and the exercise of stock warrants and stock options. The two-class method will be used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock. For the nine months ended September 30, 2011 and 2010, the assumed conversion of convertible preferred stock and the exercise of stock warrants and stock options are anti-dilutive due to the Company’s net losses and are excluded in determining net loss per common share - diluted. Accordingly, net loss per common share - diluted equals net loss per common share - basic in all periods presented.

Net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

Note 5– Income Taxes

ECOtality reported a loss before income taxes in the three and nine month periods ended September 30, 2011 and 2010, and ECOtality did not record a tax provision in any period presented.

Note 6 – Fair Value of Financial Instruments

We perform fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in our financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Level 1 – Quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt - current portion approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining short-term period until maturity of the debt. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010.

Note 7 – Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$3,826	$926
Work-in-process	26	381
Finished goods	5,172	915
Less: excess and obsolete items	(534)	(362)
	$8,490	$1,860

Fixed Assets

Fixed assets as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Equipment	$13,579	$2,962
Buildings	576	576
Vehicles	1,358	792
Furniture and fixtures	254	135
Leasehold improvements	786	599
Computer software	1,334	1,072
	17,887	6,136
Less: accumulated depreciation	(4,848)	(2,926)
	$13,039	$3,210

Unearned Revenue

Unearned revenue at September 30, 2011 relates to our DOE Project and the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (CEC project) as well as other projects for which we bill as costs are incurred and recognize the revenue as the related services are performed, or otherwise meet the revenue recognition criteria.  The current and long term portions of unearned revenue as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	September 30, 2011	December 31, 2010
DOE related project	$3,682	$680
CEC project	1,061	-
Other	660	-
	$5,403	$680

Note 8 – Long-Term Debt

On January 16, 2007, the Company purchased an office building for an aggregate price of $576,000. Half of the aggregate price of $288,000 was paid in cash and the remaining balance of $288,000 was structured as an interest-only loan. The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012 and is included in accrued liabilities at September 30, 2011 and long-term debt at December 31, 2010 in the accompanying condensed consolidated balance sheets.

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment cost at 1.8 million, which we have determined to be a capital lease. This 18-month capital lease of equipment obligates the Company to $2.1 million of lease payments starting August 1, 2011. The equipment covered by this lease is to be utilized by the Company in furthering our deployment of home energy management systems. At September 30, 2011, the total liability balance relating to the capital lease obligation was $1.5 million, with $1.2 million of the liability classified as current and the remaining $0.3 million classified as non-current. At September 30, 2011, the total obligation for future minimum lease payments was $1.7 million, with $0.2 million attributed to interest. The scheduled payments on this capital lease obligation including interest for the three months ended September 30, 2011 was $0.4 million. Since the equipment for this capital lease has not been put into service yet, we did not record related depreciation expense for the three months ended September 30, 2011.

Note 9 – Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2011, the Company completed the following common stock transactions:

On January 10, 2011, 2,604,167 shares of common stock were issued in return for $10 million in cash.

On February 8, 2011, 12,500 shares were issued to a consultant for professional services in the normal course of business.

On March 30, 2011 50,000 shares of preferred stock were converted in exchange for the issuance of 50,000 shares of common stock.

On June 27, 2011, the Company completed a public offering of 8,500,000 shares of its common stock (the “Offering”).  The net proceeds to the Company were $19.2 million, after deducting the underwriting discount and related offering expenses.  The public offering was made pursuant to a prospectus dated June 22, 2011, filed as part of the Company’s registration statement on Form S-1 (Registration No. 333-174088), as amended (the “Registration Statement”).  The Company intends to use the net proceeds received from the Offering primarily for working capital related to its $100.2 million cost reimbursable contract with the U.S. Department of Energy (“DOE”).  The Company intends to use any remaining proceeds from this offering to expand its Blink infrastructure and for general corporate purposes.

Pursuant to the Underwriting Agreement entered into on June 22, 2011 between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), the Company granted the Underwriters a 30-day option to purchase up to 1,275,000 shares of common stock to cover over-allotments.  On July 7, 2011, the Underwriters exercised their over-allotment option in full and purchased 1,275,000 shares of common stock from the Company at a purchase price of $2.50 per share.  Gross proceeds to the Company were approximately $3.2 million.

On July 27, 2011, we issued 166,666 restricted common shares to two of our executive officers in accordance with performance bonuses approved by the Compensation Committee of the Board of Directors.

On September 29, 2011, we issued 111,347 restricted common shares to our executive officers and employees in accordance with mid-year bonuses approved by the Compensation Committee of the Board of Directors.

Preferred Shares

On March 30, 2011, 50,000 shares of preferred stock were converted to 50,000 shares of common stock.

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 - Stock Warrants

The following table summarizes the stock warrants activity for the nine months ended September 30, 2011:

		Weighted-
		Average
	Number	Exercise
	Of Shares	Price
Outstanding at December 31, 2010	3,044,358	$9.76
Granted	1,519,444	$3.55
Exercised	-	$-
Cancelled	(31,665)	$81.66
Outstanding at September 30, 2011	4,532,137	$7.18

Additional information regarding the Company’s stock warrants outstanding and the weighted-average price as of September 30, 2011 is summarized below:

		Weighted-
		Average
		Remaining
	Number of	Contractual	Weighted-
Range of	Shares	Life in	Average
Exercise Prices	Outstanding	Years	Price
$21.00	2,281	0.01	$21.00
$9.00	3,010,412	3.11	$9.00
$4.91	1,041,667	4.46	$4.91
$0.60	477,777	4.37	$0.60
	4,532,137	3.55	$7.18

On January 13, 2011, a warrant to purchase 1,041,557 shares of common stock with a strike price of $4.91, expiring in January 2016, was issued to ABB Technology Ventures Ltd. (“ABBTV”) pursuant to the Securities Purchase Agreement in partial consideration for ABBTV’s investment in the Company of $10.0 million in cash (see Note 15). The warrant was exercisable upon issuance. The warrant represents an equity instrument and was included in additional paid-in capital, along with the remainder of the proceeds from the investment by ABBTV.

On February 17, 2011 a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, was issued to Shenzen Goch Investment Ltd. (“SGI”) in accordance with an amendment to our Master Overhead Joint Venture Agreement.  This warrant was exercisable upon issuance and was valued at $1,784,000 using the Black Scholes model (strike price $0.60, stock price $3.85, expected term five years, volatility 151%, risk free interest rate 2.3%). The value of the warrant of $1,784,000 was included in general and administrative expense in the statement of operations for the nine months ended September 30, 2011, as it represents a release of exclusivity rights previously granted to SGI which was necessitated by the Securities Purchase Agreement with ABBTV. The warrant represents an equity instrument and was included in additional paid-in capital.

During the quarter ended September 30, 2011, warrants to purchase 31,665 shares of common stock that were issued to Lynn-Cole Capital & Others, with an average exercise price of $81.66, expired.

Note 11 - Share-Based Compensation

Stock options:

The following table summarizes the stock option activity for the nine months ended September 30, 2011:

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2010	1,217,498	$5.20	9.40
Additional options authorized	-
Granted	76,167	$2.90
Repurchased	-	-
Forfeited	-	-
Exercised	-	-

Outstanding — September 30, 2011	1,293,665	$5.06	8.49	$-

Vested — September 30, 2011	1,026,998	$5.48	8.58	$-

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of September 30, 2011 is summarized below:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Shares Subject to Stock Options

$16.80	16,666	6.33	16,666
$11.10	11,666	6.50	11,666
$6.19	100,000	8.84	100,000
$5.39	742,000	8.87	742,000
$4.60	70,500	8.87	70,500
$4.04	35,000	8.84	35,000
$3.62	25,000	9.39	-
$3.53	200,000	9.38	-
$3.03	41,667	2.81	-
$2.74	34,500	9.76	34,500
$2.40	16,666	7.33	16,666

	1,293,665		1,026,998

On July 6, 2011, the Company issued 34,500 options to members of the Board of Directors as per our board compensation plan put in place in 2010. On July 27, 2011, the Company issued 41,667 options to two of our executive officers in accordance with performance bonuses approved by the Compensation Committee of the Board of Directors.

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation – Stock Compensation. The share-based compensation expenses that we recognized in our consolidated statements of operations were $0.2 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $5.2 million for the three and nine months ended September 30, 2010, respectively.

Restricted Common Shares

On July 22, 2011, we granted 166,666 restricted common shares under our stock-based compensation plan with a six-month non-compete clause deemed not in-substance service period for accounting purposes and as a result, we recorded $0.5 million of pre-tax stock-based compensation expenses for the three months ended September 30, 2011. On September 29, 2011, we granted 111,347 restricted common shares under our stock-based compensation plan that vest after 2 years of service. The fair values of these restricted common shares were equal to the closing market prices of the underlying common shares on the date of grant. The calculated pre-tax stock-based compensation expenses for these restricted common shares of $0.2 million will be recognized over the vesting period.

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $69,205.  Some leases are month to month, which requires no future obligation; however, all termed leases expire through December 2015. Future minimum annual lease payments for noncancelable operating leases in effect at September 30, 2011 are as follows (in thousands):

At September 30, 2011
2011 (remaining 3 months)	$189
2012	676
2013	420
2014	221
2015	204
Thereafter	-
Total future minimum lease payments	$1,710

The total rental expense included in the consolidated statements of operations for the three months ended September 30, 2011 and 2010 was $0.2 million respectively. The total rental expense included in the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was $0.6 million and $0.4 million respectively. As of September 30, 2011, the Company had eighteen leases in effect for operating space.

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

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. ECOtality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary. On October 7, 2011, we entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). The Tolling Agreement is set to expire on June 30, 2012; provided that either party may, at any time, terminate the Tolling Agreement (and thus terminate the tolling of the statutes of limitations) by giving 30 days notice to the other party.

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 13 – Segment Information

U.S. GAAP requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy Power Corporation, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., our wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. We include Australia Pty Ltd. in our International segment and as we establish other international subsidiaries they would be included in International segment as well. We report these subsidiaries as four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in these condensed consolidated financial statements and in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011. Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations. For the nine months ended September 30, 2011 and 2010 inter-segment sales were $0.1 million and $0.4 million respectively. All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2011 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$8,948	$276	$185	$101	$9,510
Depreciation and amortization	$96	$-	$-	$4	$100
Operating income (loss)	$(1,057)	$(38)	$24	$(258)	$(1,329)
Interest expense	$(164)	$-	$-	$-	$(164)
Gain on disposal of assets	$9	$-	$-	$-	$9
Other Income (expense)	$(5)	$-	$-	$1	$(4)
Segment Income (Loss) before Corporate Overhead Allocation	$(1,217)	$(38)	$24	$(257)	$(1,488)
Corporate Overhead Allocation	$(1,801)	$(54)	$(37)	$-	$(1,892)
Segment Loss	$(3,018)	$(92)	$(13)	$(257)	$(3,380)

Not Included in segment loss:
Depreciation on Corporate Assets					$13
Reported Net loss after tax					$(3,393)
Capital Expenditures	$6,573	$-	$-	$13	$6,586

Total segment assets - excluding intercompany receivables	$34,626	$462	$177	$300	$35,565
Other items Not included in Segment Assets:

Other Corporate Assets					$13,639
Total Reported Assets					$49,204

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2010 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$2,649	$285	$223	$40	$3,197
Depreciation and amortization	$94	$1	$1	$2	$98
Operating income (loss)	$(1,640)	$(17)	$54	$(129)	$(1,732)
Interest expense	$-	$-	$-	$-	$-
Gain on disposal of assets	$3	$-	$-	$-	$3
Other Income (expense)	$-	$-	$-	$-	$-
Segment Income (Loss) before Corporate Overhead Allocation	$(1,637)	$(17)	$54	$(129)	$(1,729)
Corporate Overhead Allocation	$(1,168)	$(124)	$(97)	$-	$(1,389)
Segment Loss	$(2,805)	$(141)	$(43)	$(129)	$(3,118)

Not Included in segment loss:
Depreciation on Corporate Assets					$38
Reported Net loss after tax					$(3,157)
Capital Expenditures	$666	$-	$-	$8	$674

Total segment assets - excluding intercompany receivables	$7,883	$388	$188	$132	$8,591
Other items Not included in Segment Assets:

Other Corporate Assets					$10,796
Total Reported Assets					$19,387

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2011 is as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$18,050	$1,096	$501	$238	$19,885
Depreciation and amortization	$257	$2	$-	$16	$275
Operating income (loss)	$(7,913)	$164	$83	$(657)	$(8,323)
Interest expense	$(197)	$-	$-	$-	$(197)
Gain on disposal of assets	$28	$-	$-	$-	$28
Other Income (expense)	$(5)	$-	$-	$1	$(4)
Segment Income (Loss) before Corporate Overhead Allocation	$(8,087)	$164	$83	$(656)	$(8,496)
Corporate Overhead Allocation	$(6,465)	$(543)	$(221)	$-	$(7,229)
Segment Loss	$(14,552)	$(379)	$(138)	$(656)	$(15,725)

Not Included in segment loss:
Depreciation on Corporate Assets					$38
Reported Net loss after tax					$(15,763)
Capital Expenditures	$11,754	$-	$-	$60	$11,814

Total segment assets - excluding intercompany receivables	$34,626	$462	$177	$300	$35,565
Other items Not included in Segment Assets:

Other Corporate Assets					$13,639
Total Reported Assets					$49,204

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2010 is as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$7,724	$924	$620	$40	$9,308
Depreciation and amortization	$306	$3	$3	$4	$316
Operating income (loss)	$(6,567)	$(75)	$155	$(371)	$(6,858)
Interest expense	$-	$-	$-	$-	$-
Loss on disposal of assets	$(9)	$-	$-	$-	$(9)
Other Income (expense)	$-	$-	$-	$-	$-
Segment Income (Loss) before Corporate Overhead Allocation	$(6,576)	$(75)	$155	$(371)	$(6,867)
Corporate Overhead Allocation	$(4,654)	$(544)	$(361)	$-	$(5,559)
Segment Loss	$(11,230)	$(619)	$(206)	$(371)	$(12,426)

Not Included in segment loss:
Depreciation on Corporate Assets					$111
Reported Net loss after tax					$(12,537)
Capital Expenditures	$962	$-	$-	$47	$1,009

Total segment assets - excluding intercompany receivables	$7,883	$388	$188	$132	$8,591
Other items Not included in Segment Assets:

Other Corporate Assets					$10,796
Total Reported Assets					$19,387

NOTE 14 – Agreement with Department of Energy (DOE)

On September 30, 2009, the Company’s ECOtality North America subsidiary signed a contract with the DOE for a cost-reimbursable contract worth at least $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECOtality North America was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”). In connection with the DOE Contract, ECOtality North America will perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (“The EV Project”).  ECOtality North America obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by ECOtality North America, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the company will submit as allowable costs (also refer to “in kind costs”) certain estimated costs of ownership incurred by the owner of the vehicles in the program, which are not costs to the program. Such allowable costs or in kind costs that are related to third party ownership of the vehicles utilized in the contract will result in reimbursement for items that the Company incurs minimal actual related costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $120 million have minimal related costs to the Company as they relate to allowable costs for third party ownership. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. The EV Project commenced in October 2009 and is scheduled to terminate in 2013. Under the federal regulations, upon the completion of the EV Project, there are 3 options for any equipment with a then-current fair value in excess of $5,000. The options are as follows: (1) the Company may retain the equipment by paying the DOE the remaining 45.8% of the fair value as determined at the end of the contract, (2) the DOE may buy out from the Company the remaining 54.2% of the fair value as determined at the end of the contract, or (3) the asset may be sold, with the Company entitled to 54.2% of the proceeds and the government entitled to 45.8%.

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

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

DOE accounted for 60% of our revenues in the nine months ended September 30, 2011, and 38% for the nine months ended September 30, 2010. The DOE receivables balance was $2.4 million or 32% of our total accounts receivable at September 30, 2011, and $0.9 million or 46% of our receivables balance at December 31, 2010. The Company does not believe the accounts receivable from this customer represent a significant credit risk based on its past collection experiences and the general creditworthiness of the customer.

Note 15 – Agreements with ABB Technology Ventures Ltd. (ABBTV) and ABB Inc.

On January 10, 2011, ECOtality entered into a Securities Purchase Agreement with ABBTV pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10 million. The closing of the investment occurred on January 13, 2011. At the closing, the Company issued to ABBTV 2,604,167 shares of common stock at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share. The warrant expires in January 2016. Under the terms of the warrant, the Company may not effect any exercise of the warrant in an amount that would result in ABBTV or its affiliates beneficially owning more than 19.99% of the outstanding common stock of the Company upon such an exercise. The Company has submitted a proposal in its upcoming 2011 Annual Meeting of Stockholders to remove the beneficial ownership limitation with respect to the warrant to purchase common stock held by ABBTV. The Company also entered into an investor rights agreement with ABBTV pursuant to which the Company agreed to file a registration statement providing for the resale of common stock purchased by ABBTV. Pursuant to the terms of the investor rights agreement, in January 2011 ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the proceeds from the investment in common stock and additional paid-in capital during the quarter ended March 31, 2011, as both common stock and the warrant represent equity instruments.

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

Note 16 – Agreement with Shenzhen Goch Investment Ltd. (SGI)

On July 2, 2009, the Company executed a non-binding Letter of Intent with SGI. On September 15, 2009, the Company and SGI executed a Master Overhead Joint Venture Agreement and prepared draft business agreements. These arrangements specified creation of two joint ventures for the production and distribution of battery charging systems and electric vehicle infrastructure systems in China, one for the purpose of manufacturing battery charging and electric vehicle infrastructure systems for global sale, and the other for pursuing the marketing and sale of the products within an exclusively designated territory. The Company was to grant a perpetual, non-assignable, no-royalty license to both companies with regard to their respective branded products within the specified exclusive territory. Ecotality was to own 20% of the manufacturing and 40% of the distribution companies, and was to have a Technology Consulting Agreement with the distribution company. The manufacturing company was to be funded by SGI in the amount of $10.0 million, and the distribution company in the amount of $5.0 million. Subsequently, the parties agreed to modify the draft arrangement to form a single joint venture with exclusive sales and distribution rights in China, exclusive supply rights in China subject to certain limitations, and the amount of funding to be provided by SGI limited to $5.0 million.

ECOTALITY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The draft business agreements also had provided for SGI to receive certain warrants to purchase the Company’s common stock based on its payment of certain license fees, its capital contributions to the joint venture, and the amount of products purchased by the Company from the joint venture. The parties have agreed that instead, SGI would be entitled to immediately receive warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock. The value of the warrant was included in general and administrative expense in the statement of operations for the nine months ended September 30, 2011, as it represents a release of exclusivity rights previously granted to SGI which became necessitated by the Investment and the Securities Purchase Agreement with ABBTV.  SGI will also be entitled to receive upon the final formation and total $5.0 million funding of the joint venture another warrant to purchase 477,777 shares of the Company’s common stock.

As part of the amendment, SGI also assigned all its economic interests under this agreement to Green Valley International Energy Investment Company, based in Beijing, China.

Note 17 – Subsequent Events

On November 1, 2011, the Company entered into a two-year Employment Agreement with Mr. Read that extends his term of employment as our President and Chief Executive Officer for an annual base salary of $352,086 and an annual target bonus 100% of his then base salary. The Company also agreed to grant 137,500 shares of restricted stock of the Company’s Class A common stock under the Company’s 2007 Stock Incentive Plan to Mr. Read, which will vest annually over a period of three years.

On November 2, 2011, the Company established a new, wholly-owned subsidiary, Ecotality Asia Pacific Limited (“Asia Pacific”). Asia Pacific, headquartered in Hong Kong, will serve as a holding company for potential joint ventures in China and other locations throughout Asia for the purpose of manufacturing, marketing and distributing battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support equipment. Serving as Directors of this new subsidiary are Mr. H Ravi Brar, Ecotality, Inc. Chief Financial Officer, and Mr. Barry S Baer, Ecotality Inc. Secretary/Assistant Treasurer.

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

Overview

We are a leader in advanced electric vehicle (“EV”) charging and storage systems with 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently deploying the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in 18 major U.S. metropolitan markets. Through innovation and strategic partnerships, with companies such as ABB and Cisco, we are establishing and monetizing the Blink Network, which is expected to reach 14,000 chargers across the U.S by year-end. Initial commercial customers hosting our chargers include Best Buy, BP/ARCO, Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s and Sears.

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

On August 5, 2009, ECOtality North America was selected by the DOE for a cost reimbursable contract of approximately $100.2 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.”  On September 30, 2009, ECOtality North America accepted the original contract of approximately $99.8 million, of which approximately $13.4 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15.0 million contract extension from the DOE, of which $1.2 million was sub-funded to federal research and development centers, to expand the market footprint of The EV Project and include the Chevrolet Volt (such contract, as extended, the “DOE Contract”). We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives.

Through The EV Project, we are developing, installing, and managing up to 14,000 charging stations in eighteen U.S. cities across six states and the District of Columbia in support of the initial launch of over 8,300 grid connected vehicles including the Nissan LEAF and Chevrolet Volt. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have begun to deploy our Blink™ charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

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

On September 30, 2011, ECOtality North America was awarded a $26.4 million contract (“Award”) by the DOE to conduct the DOE’s Advanced Vehicle Testing and Evaluation project. The Award is for a 5-year term to conduct work as the sole vehicle tester for the DOE’s Advanced Vehicle Testing Activity. The Company entered into an Assistance Agreement with the DOE in connection with the Award.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 2011, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2010

The following table sets forth our results of operations for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Dollar Increase /	Percentage Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$9,510	$3,197	$6,313	197%
Cost of revenue	6,638	3,085	3,553	115

Gross profit	2,872	112	2,760	2,469
Operating expenses:
General and administrative	5,893	2,878	3,015	105
Research and development	117	135	(18)	(14)
Depreciation	113	136	(23)	(17)
Total operating expenses	6,123	3,149	2,974	94
Loss from operations	(3,251)	(3,037)	(214)	7
Other income (expense):
Interest income	13	11	2	22
Interest expense	(169)	(5)	(164)	3,298
Gain (loss) on disposal of assets	9	(124)	133	(107)
Other income	5	-	5	100
Total other income (expense)	(142)	(118)	(24)	20
Net loss	$(3,393)	$(3,156)	$(238)	8%

Revenue and Cost of Revenue

We recognized revenue of $9.5 million for the three months ended September 30, 2011 compared to $3.2 million for the three months ended September 30, 2010.  The increase in revenue of $6.3 million or 197% in 2011 is primarily related to the revenue earned on work performed under the DOE Contract, which was $6.8 million in the three months ended September 30, 2011 compared to $1.5 million for the same period in 2010. Revenue also increased in 2011 due to the increase in our other lines of business including sales of industrial chargers. We anticipate the majority of our revenue in 2011 will be derived from the DOE Contract based on deliveries of chargers and related in kind costs.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $6.6 million for the three months ended September 30, 2011 compared to $3.1 million for the three months ended September 30, 2010.  The increase in cost of revenue of $3.5 million, or 115%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2011.

Gross margin percentage for the three months ended September 30, 2011 was 30% compared to 3% for the three months ended September 30, 2010. The increase in the gross margin is reflective of the revenue earned in 2011 under the DOE Contract. During the three months ended September 30, 2011 we recognized revenue for reimbursement of both direct and in kind costs as per the contract. Both direct and in kind costs are billable at 45.8%, however, the in kind costs, relating to third party ownership of the vehicles utilized in the contract, result in minimal actual cost to the Company, resulting in a higher margin than direct costs which are fully funded by the Company. The DOE Contract revenues in the third quarter of 2011 were $6.8 million of which $3.7 million were for in kind costs, compared to $1.5 million for the same period in 2010 with no in kind costs being billed.

Operating Expenses

Total operating expenses were $6.1 million for the three months ended September 30, 2011 compared to $3.1 million for the three months ended September 30, 2010. The largest component of our operating expenses is general and administrative expenses, which were $5.9 million or 96% of total operating expenses for the three months ended September 30, 2011, compared with $2.9 million or 91% for the three months ended September 30, 2010.

General and administrative expenses consist primarily of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses increased by $3.0 million or 94% for the three months ended September 30, 2011 compared to the same period in 2010. This increase is attributable to organizational growth to support our expanding business.

Legal fees were $0.3 million for the three months ended September 30, 2011, relatively flat compared with the same period in 2010.

Professional fees were $0.5 million for the three months ended September 30, 2011 compared with $0.3 million for three months ended September 30, 2010. The $0.2 million increase is directly related to increased expenses to upgrade our Customer Relationship Management (“CRM”) and Enterprise Resource Planning (“ERP”) system.

Executive and Director’s compensation was $1.0 million in the three months ended September 30, 2011 compared with $0.4 million for the three months ended September 30, 2010.  All other compensation was $1.8 million in the three months ended September 30, 2011 compared to $0.6 million for the three months ended September 30, 2010.  The increase in overall compensation expense is directly attributable to the increase in work force (up 55% from the same period in prior year) required to service the DOE Contract and attributable to the payment of the mid-year bonuses to our executive officers and employees approved by the Compensation Committee of the Board of Directors as well as the options granted to the Directors.

Our marketing, investor and public relations expenses were $0.2 million for the three months ended September 30, 2011 compared with $0.1 million for the three months ended September 30, 2010. The increased spending in 2011 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

All other general and administrative expenses totaled $2.0 million for the three months ended September 30, 2011 compared to $1.2 million for the three months ended September 30, 2010.  The increase in all other general and administrative expenses is primarily driven by increased resources to support the effective execution of our business plan and the fulfillment of our DOE Contract obligations.

Research and development expenses primarily consist of engineering costs that totaled $0.1 million for the three months ended September 30, 2011, flat compared with the same period in 2010. We expect our research and development expenses to increase as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts.

Depreciation expense was approximately $0.1 million for the three months ended September 30, 2011 and the same period in 2010. We expect this expense to increase in 2011 as we purchase more property and equipment in support of the growth of our operations.

NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table sets forth our results of operations for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30,		Dollar Increase /	Percentage Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$19,885	$9,308	$10,577	114%
Cost of revenue	18,851	8,538	10,313	121

Gross profit	1,034	770	264	34
Operating expenses:
General and administrative	14,184	12,886	1,298	10
Warrant expense	1,784	-	1,784
Research and development	363	200	163	82
Depreciation	313	427	(114)	(27)
Total operating expenses	16,644	13,513	3,131	23
Loss from operations	(15,610)	(12,742)	(2,868)	23
Other income (expense):
Interest income	18	35	(17)	(48)
Interest expense	(211)	(11)	(200)	1,815
Gain (loss) on disposal of assets	27	(136)	163	(120)
Other income	13	318	(305)	100
Total other income (expense)	(153)	205	(358)	(175)

Net loss	$(15,763)	$(12,537)	$(3,226)	26%

Revenue and Cost of Revenue

We recognized revenue of $19.9 million for the nine months ended September 30, 2011 compared to $9.3 million for the nine months ended September 30, 2010.  The increase in revenue of $10.6 million or 114% in 2011 is primarily related to the revenue earned on work performed under the DOE Contract, which was $12.0 million in the nine months ended September 30, 2011 compared to $3.5 million for the same period in 2010. We anticipate the majority of our revenue in 2011 will be derived from the DOE Contract based on deliveries of chargers.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $18.9 million for the nine months ended September 30, 2011 compared to $8.5 million for the nine months ended September 30, 2010.  The increase of $10.4 million, or 121%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2011.

Gross margin percentage for the nine months ended September 30, 2011 was 5% compared to 8% for the nine months ended September 30, 2010. The decrease in the gross margin is reflective of the costs incurred to date in 2011 under the DOE Contract.  During the nine months ended September 30, 2011, we recognized revenue for reimbursement of both direct and in kind costs as per the contract. Both direct and in kind costs are billable at 45.8%, however, the in kind costs, relating to third party ownership of the vehicles utilized in the contract, result in minimal actual cost to the Company. The DOE Contract revenues in the nine months ended September 30, 2011 were $12.0 million of which $3.7 million were for in kind costs, compared to $3.5 million for the same period in 2010 with no in kind costs being billed.

Operating Expenses

Total operating expenses were $16.6 million for the nine months ended September 30, 2011 compared to $13.5 million for the nine months ended September 30, 2010. The largest component of our operating expenses is general and administrative expenses, which were $16.0 million or 96% of total operating expenses for the nine months ended September 30, 2011, compared with $12.9 million or 95% for the nine months ended September 30, 2010.

General and administrative expenses consist primarily of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses increased by $3.1 million or 23% for the nine months ended September 30, 2011 compared to the same period in the prior year. This increase was primarily due to organizational growth to support our expanding business.

Legal fees were $0.7 million for the nine months ended September 30, 2011, relatively flat compared with the same period in 2010.

Professional fees were $1.3 million for the nine months ended September 30, 2011 compared with $0.7 million for nine months ended September 30, 2010. The $0.6 million increase is attributable to the increased external accounting support for our 10-K and 10-Q preparation, CRM and ERP system upgrade as well as increased outsourced recruiting fees for our work force increase.

Accounting fees were $0.5 million for the nine months ended September 30, 2011 compared with $0.1 million for the nine months ended September 30, 2010.  This increase was attributable to higher tax and audit fees which we anticipate will stabilize.

Executive and Director’s compensation was $1.7 million in the nine months ended September 30, 2011 compared with $3.8 million for the nine months ended September 30, 2010. All other compensation was $4.9 million for the nine months ended September 30, 2011 compared to $2.4 million for the nine months ended September 30, 2010.  The increase in overall compensation expense is directly attributable to the increase in work force (up 55% from the same period in prior year) required to service the DOE Contract and to the payment of the mid-year bonuses to our employees approved by the Compensation Committee of the Board of Directors.

Our marketing, investor and public relations expenses were $0.6 million for the nine months ended September 30, 2011 compared with $0.4 million for the nine months ended September 30, 2010. The increased spending in 2011 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

All other general and administrative expenses totaled $4.5 million for the nine months ended September 30, 2011 compared to $4.8 million for the nine months ended September 30, 2010.

Research and development expenses primarily consist of engineering costs that totaled $0.4 million for the nine months ended September 30, 2011 compared to $0.2 million for the nine months ended September 30, 2010. The increase of $0.2 million is due to our focus on research and development activities related to our Blink technologies. We expect our research and development expenses to remain at this level as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts.

Depreciation expense was approximately $0.3 million for the nine months ended September 30, 2011 and $0.4 million for the nine months ended September 30, 2010. We expect this expense to increase as we purchase more property and equipment in support of the growth of our operations.

Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy Power Corporation, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., our wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. We include Australia Pty Ltd. in our International segment and as we establish other international subsidiaries they would be included in International segment as well. We report these subsidiaries as four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

While management is currently assessing how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. For the nine months ended September 30, 2011 and 2010 inter-segment sales were $0.1 million and $0.4 million respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2011 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$8,948	$276	$185	$101	$9,510
Depreciation and amortization	$96	$-	$-	$4	$100
Operating income (loss)	$(1,057)	$(38)	$24	$(258)	$(1,329)
Interest expense	$(164)	$-	$-	$-	$(164)
Gain on disposal of assets	$9	$-	$-	$-	$9
Other Income (expense)	$(5)	$-	$-	$1	$(4)
Segment Income (Loss) before Corporate Overhead Allocation	$(1,217)	$(38)	$24	$(257)	$(1,488)
Corporate Overhead Allocation	$(1,801)	$(54)	$(37)	$-	$(1,892)
Segment Loss	$(3,018)	$(92)	$(13)	$(257)	$(3,380)

Not Included in segment loss:
Depreciation on Corporate Assets					$13
Reported Net loss after tax					$(3,393)
Capital Expenditures	$6,573	$-	$-	$13	$6,586

Total segment assets - excluding intercompany receivables	$34,626	$462	$177	$300	$35,565
Other items Not included in Segment Assets:

Other Corporate Assets					$13,639
Total Reported Assets					$49,204

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2010 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$2,649	$285	$223	$40	$3,197
Depreciation and amortization	$94	$1	$1	$2	$98
Operating income (loss)	$(1,640)	$(17)	$54	$(129)	$(1,732)
Interest expense	$-	$-	$-	$-	$-
Gain on disposal of assets	$3	$-	$-	$-	$3
Other Income (expense)	$-	$-	$-	$-	$-
Segment Income (Loss) before Corporate Overhead Allocation	$(1,637)	$(17)	$54	$(129)	$(1,729)
Corporate Overhead Allocation	$(1,168)	$(124)	$(97)	$-	$(1,389)
Segment Loss	$(2,805)	$(141)	$(43)	$(129)	$(3,118)

Not Included in segment loss:
Depreciation on Corporate Assets					$38
Reported Net loss after tax					$(3,157)
Capital Expenditures	$666	$-	$-	$8	$674

Total segment assets - excluding intercompany receivables	$7,883	$388	$188	$132	$8,591
Other items Not included in Segment Assets:

Other Corporate Assets					$10,796
Total Reported Assets					$19,387

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2011 is as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2011
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$18,050	$1,096	$501	$238	$19,885
Depreciation and amortization	$257	$2	$-	$16	$275
Operating income (loss)	$(7,591)	$164	$83	$(657)	$(8,001)
Interest expense	$(197)	$-	$-	$-	$(197)
Gain on disposal of assets	$28	$-	$-	$-	$28
Other Income (expense)	$(5)	$-	$-	$1	$(4)
Segment Income (Loss) before Corporate Overhead Allocation	$(7,765)	$164	$83	$(656)	$(8,174)
Corporate Overhead Allocation	$(6,475)	$(543)	$(221)	$-	$(7,240)
Segment Loss	$(14,240)	$(379)	$(138)	$(656)	$(15,414)

Not Included in segment loss:
Depreciation on Corporate Assets					$38
Reported Net loss after tax					$(15,452)
Capital Expenditures	$11,754	$-	$-	$60	$11,814

Total segment assets - excluding intercompany receivables	$34,626	$462	$177	$300	$35,565
Other items Not included in Segment Assets:

Other Corporate Assets					$13,639
Total Reported Assets					$49,204

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2010 is as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30, 2010
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$7,724	$924	$620	$40	$9,308
Depreciation and amortization	$306	$3	$3	$4	$316
Operating income (loss)	$(6,567)	$(75)	$155	$(371)	$(6,858)
Interest expense	$-	$-	$-	$-	$-
Loss on disposal of assets	$(9)	$-	$-	$-	$(9)
Other Income (expense)	$-	$-	$-	$-	$-
Segment Income (Loss) before Corporate Overhead Allocation	$(6,576)	$(75)	$155	$(371)	$(6,867)
Corporate Overhead Allocation	$(4,654)	$(544)	$(361)	$-	$(5,559)
Segment Loss	$(11,230)	$(619)	$(206)	$(371)	$(12,426)

Not Included in segment loss:
Depreciation on Corporate Assets					$111
Reported Net loss after tax					$(12,537)
Capital Expenditures	$962	$-	$-	$47	$1,009

Total segment assets - excluding intercompany receivables	$7,883	$388	$188	$132	$8,591
Other items Not included in Segment Assets:

Other Corporate Assets					$10,796
Total Reported Assets					$19,387

ECOtality North America is the segment that includes the operating results related to our DOE Contract. The changes in operating results by segment are consistent with the fluctuations noted in the results of operations year over year, as the majority of the increase activity is related to activities under the DOE Contract.

Employees

As of September 30, 2011, we had 177 employees, including 9 in manufacturing and the remainder in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Liquidity and Capital Resources

As of September 30, 2011, we had $12.9 million of cash and cash equivalents compared to $3.8 million as of December 31, 2010. The $9.1 million increase in cash is directly attributable to the completion of our public offering in June 2011 that raised $19.2 million in net cash proceeds, net of underwriting discounts and other offering expenses, and gross proceeds of $3.2 million from the exercise of the underwriter’s over-allotment option by the Underwriters in July 2011. As of September 30, 2011 we had $0.6 million of restricted cash which serves as the collateral for letters of credit and accordingly, is not available for our use in current operations.

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

We utilized cash for operating activities in the amount of $11.2 million during the nine months ended September 30, 2011 compared to $5.0 million during the nine months ended September 30, 2010. The use of cash reflected a net loss of $15.8 million in the nine months ended September 30, 2011 and $12.5 million in the same period in 2010.  The 2011 amount was partially offset by non-cash warrant expense of $1.8 million related to a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, that was issued to Shenzen Goch Investment Ltd. in accordance with an amendment to our Master Overhead Joint Venture Agreement.

Net cash used in investing activities was $11.5 million for the nine months ended September 30, 2011 compared to $1.9 million for the nine months ended September 30, 2010. The purchase of property and equipment of $11.9 million in 2011 and $1.0 million in 2010 was primarily for items to be utilized in support of the DOE cost reimbursement contract.  The change in the restricted cash balance is due to the release of a standby letter of credit previously in place with an international vendor in the normal course of business.

Net cash generated by financing activities was $31.8 million in the nine months ended September 30, 2011 compared to $5.0 million in the nine months ended September 30, 2010. The cash generated in 2011 is related to the $9.3 million received in January 2011 for the sale of common stock and an additional $19.2 million received in September 2011 from our public offering, each net of expenses.  The 2010 amount is the final receipt of $5.0 million related to the $20.5 million in investment capital committed in November 2009.  Financing activities commencing in 2009 and continuing to the present, have been a critical factor in enabling us to transform ourselves to become a leader in the renewable energy sector.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2010 was centered around the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In the nine months ended September 30, 2011, we focused on operationalizing the network by installing EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF and the Chevy Volt. The vast majority of the installations in 2011 will go towards satisfying the demand of The EV Project. However, we are also ramping up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after The EV Project’s completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we will continue to revamp our industrial line of products and services as we maintain a focus on the slowly recovering warehouse and airport ground support equipment markets. It will be critical for us to develop and launch our next generation of industrial products in the last quarter of 2011 with additional features and services, but at lower costs than our products selling price today in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations. Our net working capital was $13.4 million at September 30, 2011. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of activities associated with the DOE Contract, and overall economic conditions. We currently expect to finance our operations with the investment capital raised thus far in 2011 in conjunction with cash flows from operations.  Our objective is to carefully manage our operations to ensure that we maintain sufficient liquidity to fund our business plan through 2013 and beyond when we expect the DOE project to be complete and electric vehicle sales in the US to expand and support our second generation of commercial and residential products as well as the nation’s largest electric vehicle charging network.

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

As of September 30, 2011, the Company has eighteen leases in effect for operating space. Future obligations under these commitments are $0.2 million for the remainder of 2011, $0.7 million for 2012, $0.4 million for 2013, $0.2 million for 2014 and $0.2 million for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, stock-based compensation, inventory valuations, valuation of deferred tax assets, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis on October 1 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no impairment charges for the nine months ended September 30, 2011.

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

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards. These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend. Our expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award. Our expected volatility is determined based on daily historical price observations for our shares over the expected term or as close to that term as possible subject only to the limitation of our trading history. Our risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term. Our expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on our shares of common stock.

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

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. We are the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., our wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. We include Australia Pty Ltd. in our International segment and as we establish other international subsidiaries they would be included in International segment as well. We report these subsidiaries as four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2, Basis of Presentation and Recently Issued Accounting Pronouncements, to our condensed consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were ineffective due to material weaknesses for the period ended September 30, 2011.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) were ineffective due to material weaknesses for the period ended September 30, 2011. The areas in which material weaknesses were identified included accounts payable cutoff for the fiscal year end, stock based compensation calculation, equity and external use software capitalization. In all instances, appropriate actions have been undertaken with counsel from external advisors with expertise in these subject areas to immediately remediate all identified issues. Please refer to “Changes in Internal Control” noted below.

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

Changes in Internal Control

In the fourth quarter of 2010, we hired a new Chief Financial Officer to oversee all reporting for us and our subsidiaries. Also in the fourth quarter of 2010, we hired a certified public accountant with extensive government contract experience as Vice President of Finance at ECOtality North America. In the first quarter of 2011, we hired a certified public accountant as our new Controller at ECOtality North America. During the nine months of 2011, we have taken additional steps to increase the effectiveness of our internal controls and procedures, including first hiring a government contract specialist to assist with implementation and oversight of our government contracts, hiring an outside consulting firm to assist with complex accounting issues, hiring an outside firm to assist us with ASC 740 reporting requirements and hiring a certified public accountant specializing in SEC reporting and equity compensation to our corporate staff and making other key accounting personnel changes at our ECOtality North America subsidiary. We expect these additions to improve our internal controls and procedures, particularly with respect to the implementation, accounting and oversight of our government contracts.

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

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. ECOtality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary. On October 7, 2011, we entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement).  The Tolling Agreement is set to expire on June 30, 2012; provided that either party may, at any time, terminate the Tolling Agreement (and thus terminate the tolling of the statutes of limitations) by giving 30 days notice to the other party.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the nine months ended September 30, 2011 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities in the quarter ended September 30, 2011.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities in the nine months ended September 30, 2011.

Item 4.  Removed and Reserved

Item 5.  Other Information

(a) Registration Statement on Form S-3

On May 11, 2011, the SEC declared our Registration Statement on Form S-3 effective with respect to the shares purchased by ABB Technology Ventures Ltd in our January 2011 private placement.

(b) Amended and Restated Bylaws

On August 30, 2011, the Company’s Board of Directors approved an amendment and restatement of the Company’s Bylaws (the “Amended Bylaws”) to: (i) change the timing of the Annual Meetings of Shareholders; (ii) revise, clarify and update the advance notice requirements for stockholders to nominate directors for election to the Board, or to bring other business before the stockholders; (iii) remove the stockholders’ ability to cumulate their votes in elections of directors; and (iv) remove the shareholders’ ability to call a special meeting. The Amended Bylaws became effective immediately upon the adoption of such resolutions by our Board of Directors on August 30, 2011. The foregoing summary is qualified in its entirety by reference to the full Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 2, 2011 (Commission File No. 000-50983).

Item 6. Exhibits

Exhibit No.	Description

10.1	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOtality, Inc. and Jonathan R. Read.

10.2	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOtality, Inc. and H. Ravi Brar.

10.3	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOtality, Inc. and Barry S. Baer.

10.4	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOtality, Inc. and Donald B. Karner.

10.5	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOtality, Inc. and Kevin P. Morrow.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial Statements from ECOtality, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTALITY, INC.

Date: November 10, 2011	By:	/s/ Jonathan R. Read
Jonathan R. Read
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ H. Ravi Brar
H. Ravi Brar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Restricted Stock Award Agreement, dated September 29, 2011, by and between ECOFtality, Inc. and Jonathan R. Read.

10.2	Restricted Stock Award Agreement, dated September 29, 2011, by and between Ecotality, Inc. and H. Ravi Brar.

10.3	Restricted Stock Award Agreement, dated September 29, 2011, by and between Ecotality, Inc. and Barry S. Baer.

10.4	Restricted Stock Award Agreement, dated September 29, 2011, by and between Ecotality, Inc. and Donald B. Karner.

10.5	Restricted Stock Award Agreement, dated September 29, 2011, by and between Ecotality, Inc. and Kevin P. Morrow.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial Statements from ECOtality, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. *

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.