Form 10-K
period 2011-12-31
ECOTALITY, INC.
filed 2012-04-16
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-50983

ECOTALITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0515422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Montgomery Center One Montgomery Street, Suite 2525 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 992-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐   Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐   Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☑  No

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,321,252, based upon a closing sale price of $2.69 as reported by the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 13, 2012 was 23,915,468.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ECOtality, Inc.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this Annual Report that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this Annual Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

In this Annual Report we use the terms the “Company”, “we”, “us” and “our” to refer to ECOtality Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are a leader in advanced electric vehicle (“EV”) charging and energy storage systems with over 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently building the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in major cities and metropolitan areas throughout the United States and Australia. Through innovation and strategic partnerships with companies, such as ABB Inc. and its affiliates (“ABB”) we are establishing and monetizing the Blink Network. Initial commercial customers hosting our chargers include Best Buy, Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s, Sears and Walmart. In January 2011, we entered a strategic partnership with ABB, a global leader in power and automation technologies. Under this partnership, ABB Technology Ventures Ltd committed $10 million of capital, and ABB entered into a North American manufacturing and sales distribution agreement with us.

With an extensive history in the EV supply equipment industry, we have been successful in our bids for public and private funding to support and manage EV charging infrastructure research and deployment programs, including a $100.2 million(1) cost-share grant (“DOE Contract”) from the U.S. Department of Energy (“DOE”), to lead, support and manage the largest deployment of EVs and charging infrastructure in U.S. history. This initiative — “The EV Project” — seeks to collect data on EV usage and to meet these needs is deploying Blink residential and commercial charging stations in several major metropolitan areas throughout the United States. As the project manager of The EV Project, we believe we are uniquely positioned to capture significant share of the domestic market for EV charging solutions and collect the most data on usage/charging patterns and miles driven.

Our primary product offerings are the Blink line of EVSE or “charging stations” for on-road vehicular applications, which include our Blink Level 2 residential and commercial chargers and the Blink DC Fast Charger. Our product offerings also include the Minit-Charger line of advanced fast-charge systems for industrial applications including material handling and airports. We also offer testing and consulting services to utilities and government agencies worldwide, including the Advanced Vehicle Testing Activities for the DOE and the EV Micro-Climate Program for utilities and government agencies.

We believe the market for EVs will grow substantially over the next decade. Toward this end, the U.S. government has stated its goal of having one million EVs on the road by 2015, supported by $2.4 billion in direct federal grants. As an early mover, we believe we are uniquely positioned to benefit from these trends in the EV industry.

(1)	The EV Project cost share grant, in the amount of $100.2 million includes $86.4 million awarded under the initial grant in September 2009 and $13.8 million awarded via a subsequent grant in June 2010. See “Business — The EV Project and Supporting Grants” for more information.

We are deploying chargers to meet the demands of the EV marketplace in major cities and metropolitan areas throughout the United States. Additionally, through our Blink Network of smart chargers, we are collecting data and monitoring usage patterns to explore ways to monetize/ commercialize a sustainable EVSE industry. Through The EV Project and our initial commercial sales channels, we believe the Blink Network will be the largest EV smart charging infrastructure network in the world and will become a well-recognized and trusted brand within the U.S. and international EV industry.

Competitive Strengths

We believe that the following competitive strengths should position us to become a leading global provider of EV charging solutions and advanced vehicle testing:

•	Project Manager of the Largest EVSE Deployment in U.S. History. As sole project manager of the largest EV infrastructure initiative in U.S. history, we are overseeing the infrastructure rollout and data collection for The EV Project. We believe our unique position within The EV Project has and will provide us several near- and long-term advantages relative to our competition. In conjunction with The EV Project, we have developed three advanced and feature rich EVSE systems that will provide us opportunities to generate recurring revenue through a variety of revenue models. Upon completion of The EV Project, we expect to have the largest EV charging station footprint in the U.S., as well as the largest network connecting the charging stations to the grid, EVs and commercial retailers. Lastly, we expect The EV Project to provide us significant international attention and serve as a signature infrastructure achievement unmatched by our competition. This project will provide us an extremely valuable marketing tool to support future EVSE infrastructure projects both domestically and internationally.

•	Blink Network. The Blink Network of charging stations will provide all EV drivers the freedom to travel wherever they choose and charge at commercial locations conveniently identified along the way. All Blink EVSE feature real time communications capabilities, and are designed to be networked into the Blink Network Operations Center to provide system administrators the ability to remotely monitor, control and communicate with all Blink EVSE. The Blink Network is a cloud-based operating system that can provide device management and provisioning, location pricing customization, transaction processing, payment gateways, historical data collection, content management, reservation capabilities, and integration with utility smart grid services and load management and demand response programs. The open architecture of system is designed to facilitate interoperability, and to provide opportunity for point, location and availability sharing. EV drivers will be able to pay for charging their EV at any Blink station through a variety of options including interoperable RFID cards, smartphone applications, and mobile phone and credit card-based payment options. Consumers may also yield even greater advantages of the Blink Network, such as discounted charging rates, reservation systems, and enhanced Blink Network capabilities by becoming Blink Network members. Additionally, the Blink Mobile Application for smartphones and mobile devices enables users to find Blink charger locations, utilize GPS navigation, and receive charge status notifications.

•	Strategic Partnerships. Based on our position as an innovator and market leader, we have established several key strategic partnerships to support product development, manufacturing, and deployment of our Blink Network. With regard to product development and manufacturing, we have forged important relationships with global power and automation technology firm, ABB, and auto and consumer product designer and manufacturers such as Roush Enterprises and Carlton-Bates. Our partnership with ABB enables us to benefit from ABB’s global value chains, streamline sourcing and production capabilities and allow for Blink charging systems to be powered by ABB’s industry leading power electronics. We have also closed agreements with data-based original equipment manufacturers (OEMs) to ensure the proliferation and recognition of the infrastructure from many convenient and imbedded technologies

•	Smart Charging Stations. We believe our Level 2 and DC Fast Charger EV charging solutions are at the forefront of smart-charging technologies and have set a new standard within the industry. Our chargers provide intelligent user-friendly features to easily and safely charge EVs. Level 2 residential advanced charger features include binary wall mount design for ease of installation and physical layout, a touch screen providing charger status, statistics and history, programmable start/stop and synchronization with utility peak rates, ability to locate stations away from home, internal electric meter and wireless IEEE 802.11g, CDMA, AMI, and LAN capabilities. In addition to many of the above features, our Level 2 commercial charger provides specified advertising space, selective height adjustment for ADA compliance and 360-degree beacon light for easy identification. Our DC Fast Charger adds a 42-inch LCD display for optional media and advertising, AMI interface and smart meter capability for demand response and energy management, and smart RFID payment technology. Each of our chargers also incorporates web-based information delivery and smart phone charger station location, GPS navigation, charge status, and completion/interruption notification.

•	Advanced Transportation Research and Development, Evaluation and Testing. We have a long history in clean and renewable technologies and have various standing contractual relationships as a vehicle tester and consultant for the DOE, national research laboratories, automotive OEMs, national energy storage consortiums, and electric utilities. We provide services in energy storage, monitoring, system design and fabrication, product and vehicle testing, and product development. We have specific expertise in the areas of EV systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, hydrogen production, storage and dispensing systems. We have been the exclusive testing partner for the DOE’s Advanced Vehicle Testing Activity (AVTA) program since 1998 and have worked with the DOE, vehicle manufacturers and industry stakeholders to develop test procedures used to conduct baseline, accelerated, fleet, and battery testing. In September 2011 we were awarded an additional $26.4 million dollar contract to conduct the DOE’s Advanced Vehicle Testing and Evaluation (AVTE) project. The award continues our work with the DOE’s AVTA program and is for a five-year term to conduct ongoing vehicle evaluations for the DOE. As of December 31, 2011, ECOtality has conducted testing for more than 1,250 advanced vehicles and amassed over 11 million test miles in support of the DOE’s Advanced Vehicle Testing Activity.

Strategy

We intend to leverage our EV charging technology, market leading position and strategic relationships to build and commercialize a sustainable EVSE and Blink Network that supports the broader acceptance of EVs both domestically and internationally. We intend to leverage our EV charging infrastructure to further establish our leadership position and drive revenues through equipment sales, network subscription programs and usage fees, media advertising models and interface with utilities as outlined below.

•	Equipment Sales. We anticipate that a majority of our revenue will be derived from the sale of Blink chargers to residential and commercial customers. We plan to offer our Blink Level 2 residential charger directly as well as through both brick-and-mortar and online retail and key, strategic resellers. Installation of both commercial and residential Level 2 chargers are carried out by third parties, including a network of approximately 45 certified contractors that are currently part of the Blink Certified Contractor Network. Our Blink Level 2 commercial charger and Blink DC Fast Charger are sold directly through our sales force and installed by our authorized installation partners. We have also reached agreement with our partner ABB to use its sales distribution channels to offer our Blink charging stations as part of a complete EV solution to ABB’s network of North American commercial and utility customers. Over time, we expect to explore opportunities to sell our products through other dealers, distributors and utilities. We will derive revenue from installation services both residentially and commercially as either a direct installer, project manager or lead source for our network.

•	Network Subscription and Usage Fees. We plan to offer users of our Blink Network a variety of membership and usage fees. EV drivers are able to charge at any Blink station through a variety of options including interoperable RFID cards or fobs, smartphone applications, and mobile phone and credit card-based payment options. Blink users will be able to choose between paying by the hour (Level 2) or minute (DC Fast Charger) at prices that are often substantially less than the per-mile cost of using gasoline. Consumers may also yield even greater advantages of the Blink Network, such as discounted charging rates, reservation systems, and enhanced Blink Network capabilities by becoming Blink Network members.

•	Media and Advertising. Our Level 2 commercial and DC Fast Chargers are being installed in a variety of retail, parking, and fueling station locations, and may be equipped with flat-panel color monitors measuring up to 42 inches diagonally. We plan to offer a variety of media and advertising opportunities to charger hosts and third party advertisers through our Blink commercial chargers as well as explore other advertising opportunities within the Blink Network.

•	Utility Interface. Our smart chargers are equipped with an embedded micro-processor, an internal electric meter to monitor energy usage, and feature various communications capabilities. By utilizing our color touch screens and real time communications capabilities, our Blink chargers provide a platform for utilities to communicate with customers and are programmable for time of use activities, providing usage data to utilities for load management. Our Blink chargers can be controlled remotely by the Blink Network for integration in demand response programs.

•	Software Services. Our embedded software as well as the Blink Network will be licensed from time to time to enable more dynamic usage of the features and benefits of the systems by our customers. Our core operating software can be licensed to other equipment manufacturers to enable increased benefits of those offerings and the Blink Network will provide data-based models to enable greater strategic roll-out, marketing, optimization and business models surrounding the use of the equipment.

•	Consulting. We have industry leading experience in many facets of electric and alternative vehicle strategy development. Via our Micro-Climate product we can offer states, countries, master planned communities, military bases and others an authoritative approach to successfully planning for a 1-3 year look at vehicle roll-out, infrastructure needs, permitting etc. Through our long range plan we can take that look out to 10 years. Additionally we have developed a utility consulting program that can be strategically uncoupled or used in tandem to provide advantages for our customers.

Industry

Electric Vehicles

Historically, the residential and commercial EVSE industry has been driven by a niche EV market where only a limited number of EVs were available. More recently, with the launch of EVs by major OEMs and growing government support, the EVSE market is maturing at an accelerated pace and attracting the attention of major international players, representing all stages of the EV value chain. As the EV market develops, our residential and commercial EVSE and EV Micro-Climate businesses will remain highly dependent upon the success and broad adoption of EVs. Historically, a combination of factors, including those described below, has contributed to the inability of EVs to attract consumer attention. However, we expect a thriving EV and EVSE market to evolve based on a variety of positive industry trends.

Historical Challenges to Growth of EV	Current Environment: Opportunities for Market Growth

Low price of oil relative to total cost of an EV	Average gasoline prices (all types) have risen 40% over the past 24 months as of March 1, 2012, with average prices up steadily over the past decade U.S.
According to the Energy Information Administration (EIA) the average regular-grade gasoline retail price was $3.53 per gallon, up $0.74 per gallon from 2010. The EIA further expects regular-grade gasoline prices to increase to an average of $3.79 per gallon in 2012.

Limited choice and higher vehicle price point relative to comparable ICE models, driven by the high cost and relatively low performance of batteries	Hybrid electric vehicles were introduced in the U.S. in 1999 and made up 2.5% of U.S. light-duty vehicle sales in 2010.
In December 2010, two EV models were launched in the U.S. by major OEMs.
Planned launches for up to 40 EV models (including PHEVs) by over 20 OEMs over the next several years.

Negligible consumer awareness/concern surrounding the environmental and sociopolitical issues regarding ICEs and their fuel source	Unrest in the Middle-East and rising oil prices have increased public spotlight on U.S. dependence on foreign oil.

Limited government support and incentives aimed to entice consumers and drive demand	U.S. government goal of one million EVs on the road by 2015, supported by $2.4 billion in federal grants (including over $100 million for The EV Project), along with billions in loan guarantees
Federal and State tax incentives for EV and EVSE purchases.

Lack of a robust charging infrastructure	ECOtality, among others, installing smart chargers across the U.S. to meet the demands of the marketplace.

Against this backdrop, the 21st century ushered in the broad electrification of vehicles, beginning with the success of the Toyota Prius hybrid electric vehicle, or HEV. Introduced in the U.S. in 2000, the Prius went from a curiosity with approximately 5,500 vehicles sold that year, to an industry standard with nearly 140,000 vehicles sold in the U.S. in 2011. We believe the growth in HEV adoption has been driven by four key trends (i) the steady rise in oil prices, (ii) broad acceptance of hybrid technology, (iii) steady reduction in the price of hybrid vehicles relative to their internal combustion engine (“ICE”) counterparts, and (iv) broad government support. We expect these same trends to support the acceptance and broad adoption of EVs over the near and long term.

Data from the U.S. Energy Information Agency and hybridcars.com shows a strong correlation between the rise in oil prices and sales of HEVs. Despite overall sales weakness for automobiles in recent years, HEVs have grown to represent over 2.0% of U.S. auto sales and major OEMs have introduced several dozen new HEV models. With Brent crude prices increasing to prices above $100/barrel, the reality of $4/gallon or higher gasoline, and some longer range forecasts calling for steady price escalation (above historical norms), we believe more customers are likely to consider HEVs and EVs. In fact, for the first two months of calendar 2012, ending February 29, U.S. HEV unit sales increased approximately 35% when compared with the same period of 2011 and the average price per gallon for gasoline increased by approximately 10%. This compares with light-duty vehicle sales year-over-year increase of 14% during the same period.

While recent EV model announcements demonstrate a substantial shift toward EVs by the auto industry, the ultimate success of EVs is dependent upon them being accessible to the broader market. At price points of approximately $21,625, $27,700 and $32,000 (after a $7,500 government rebate), respectively, the MiEV, LEAF and Volt are viewed by many as being approachable by a fairly broad customer base. The introductory LEAF and MiEV price, in particular, represents a price point that many thought were unattainable, in large part due to the price of lithium-ion battery packs, which had been over $1,000/kWh (the LEAF battery is 24 kWh and the Volt 16 kWh) prior to the mass production of the LEAF/Volt and the planned introductions by other OEMs of EVs. However, prices have recently decreased dramatically, with more cost reductions expected as volumes and competition continues to increase. Ultimately, we believe this will help to drive further demand for EVs as prices decline and/or battery ranges increase.

Although consumer demand, based in part on rising gasoline prices and growing environmental awareness, has helped drive OEMs to HEVs and EVs, governments are also playing a critical role. The U.S. government has stated its goal of having one million EVs on the road by 2015, supported by $2.4 billion in federal stimulus funding. Beyond grants for advanced battery manufacturing and efforts like The EV Project, the U.S. government is also providing tax credits for the purchase of EVs (up to $7,500 for a EV), as are many states. Additionally, the U.S. government offers a tax credit of 30% of the cost of EVSE, up to $1,000 for individuals and $30,000 for businesses, with many states offering tax refunds as well. Additionally, the U.S. government has provided billions of dollars in loan guarantees to support the development of innovative, advanced vehicle technologies. Lastly, we believe automakers are moving toward HEVs/EVs as a means of addressing new federal corporate average fuel economy, or CAFE, standards. The CAFE standards recently increased the average mile per gallon requirement to 34.1 mpg from 27.5 mpg by model year 2016 for the average passenger vehicle and light-duty truck.

Beyond the U.S., China and European countries are also making substantial investments in support of EVs. China, which in 2009 passed the U.S. as the largest light-duty vehicle market globally, has recently introduced aggressive incentives to stimulate purchases of EV and support EVSE installations. Although the growth in China’s auto market has slowed somewhat over the past year, it still stands to remain the largest end market for autos for the foreseeable future. Moreover, many industry experts predict that China will represent the largest EV market by mid-decade, with JD Power and Associates recently predicting that one-half of all BEV sales in 2015 will be into China. The EU is also developing plans to support future growth in EV sales and EVSE infrastructure, with member states looking to coordinate infrastructure standards, which is crucial to the success of what could be a complicated mix of competing standards. Several countries are also putting incentives in place for both vehicle purchases and EVSE infrastructure, including Denmark, France, Germany, Israel, Portugal, Spain and UK.

Electric Vehicle Supply Equipment

Based on the announced planned introductions of EVs, and the initial success of the LEAF and Volt, we expect strong and sustained demand for our Blink Network system, beyond that contracted under The EV Project. When we assess the size of the EVSE market, we begin by looking at the expected number of EVs on the road that require charge infrastructure. Industry estimates of the number of charging stations needed per EV range between one-to-two per vehicle, with significant variability driven by vehicle type and customer range anxiety. For example, we expect a larger number of EVSE will be needed to support battery EVs versus plug-in EVs and that in the early stages of customer adoption a larger number of publicly available stations will be required due to customer anxiety about the range of vehicles.

Products and Services

Electric Vehicle and Battery Charging Solutions

Our flagship on-road product line consists of Blink charging stations, which are available for both residential and commercial applications including both Level 2 and DC Fast Charger systems that are connected through the Blink Network. In addition, ECOtality North America offers the Minit-Charger brand of charging systems for off-road industrial applications, including material handling operations and airport GSE.

Blink Chargers

The Blink product family consists of a Level 2 wall-mount unit referred to as the Blink Residential Charger, a commercial stand-alone Level 2 charger, known as the Blink Level 2 Pedestal Charger and the Blink DC Fast Charger. Blink Level 2 chargers deliver a full charge in two to eight hours and the Blink DC Fast Charger provides a full charge in less than 30 minutes (depending on battery size). All Blink charging stations can be programmed to charge the car when electricity rates are the lowest, can be linked to participating utilities for monitoring and billing, and can be controlled remotely through smart phone and web applications.

Residential Chargers	Commercial Chargers	Industrial Chargers
Blink Level 2 – Wall Mount	Blink Level 2 Wall Mount	Minit-Charger – Fast Charge
Blink Level 2 Pole Mount
Blink Level 2 Pedestal
Blink DC Fast Charger

Real-time communication capabilities and an internal meter are included in all Blink chargers to support energy usage data evaluation and Advanced Metering Infrastructure (“AMI”) interfaces that can allow for remote load control capabilities to enable automated or cloud-based demand response and energy management services. All Blink charging stations are fully interactive with color touch screens and are connected through the Blink Network, a cloud-based operating platform that provides virtual control and data about EVs, charging, and Blink charging stations. The Blink Network provides membership options that may feature exclusive benefits such as discounted charging fees, reservation capabilities, convenient payment methods, and enhanced functionality.

•	Residential Chargers. Blink residential charging stations are safe to use in indoor or outdoor installations, at a consumer’s home, garage or carport, and are available in both hardwired and plug-in models. The sales channels for these chargers will be EV dealers, utilities and direct sales.

•	Commercial Level 2 Chargers. Blink Commercial Level 2 pedestal charger’s design is convenient for commercial installations, and will be installed at locations where consumers normally travel—movie theaters, shopping malls, coffee shops, restaurants and retailers—and will charge an EV while consumers are going about their normal activities. The sales channels for these chargers will be direct sales by our national account team and ABB’s sales distribution channels.

•	Commercial DC Fast Charger. Blink DC Fast Chargers feature a dual port design that utilizes the CHAdeMO standard for DC fast charging, which is currently used on most fast-charge-capable EVs worldwide. Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connects to the Blink Network web portal for further information delivery. Businesses will be able to take advantage of advertising opportunities available through the Blink Network. The DC Fast Chargers feature an optional 42-inch LCD display, and Blink Network media content can be tailored to specific markets or broadcast nationally across Blink Network chargers.

Blink EVSE Specifications

Product	Input Voltage	Output Voltage	Input Current (Amps)	Charge Time (24 kWh)	Standards/Certifications
Level 2	208-240 VAC +/- 10%	208-240 VAC+/- 10%	12, 16, 24, 30	4-6 hours	SAE J1772 NEC article 625 EV UL & ULc 2594
DC Fast Charger	208/380/400/480/575 VAC 3-Phase	200-450 VDC	200 @ 208 VAC 89 @ 480 VAC 74 @ 575 VAC	<30 minutes	CHAdeMO NEC article 625 EV UL Certification (Pending)

Industrial Systems

ECOtality North America offers the Minit-Charger brand of fast-charging systems for off-road industrial applications, including material handling operations and airport GSE. Eliminating the need for petroleum-based fuels commonly used in material handling vehicles, Minit-Charger is a clean system that emits no harmful emissions. The Minit-Charger system recharges batteries four- to six-times faster than conventional chargers, and enables battery life that is equal to or longer than those using traditional charging methods.

The Minit-Charger product line of battery fast-charging systems is Underwriters Laboratories (“UL”) certified. The Minit-Charger patented advanced algorithm technology provides a lighter, compact and more cost-effective fast-charging system. Our “FC” and “SC” Minit-Charger systems feature a high-frequency, single-connector charger designed for medium and heavy duty applications. These chargers feature a light and compact design that allows for the system to be pole or wall mounted in order to save valuable floor space and allows better cable management. The chargers also feature advanced data collection capabilities, including the patented Minit-Trak fleet and system data management system, which provides comprehensive performance evaluation of a battery’s state-of-health and state-of-charge and automatically adjusts its charging rates to increase and maximize battery life.

Testing and Engineering Consulting Services

ECOtality North America has over two decades of experience in clean and renewable technologies. We have various standing contractual relationships as a test contractor and/or consulting engineer for projects with the DOE, several national research laboratories, national energy storage consortiums, and large electric utilities where we provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Currently, ECOtality North America holds the exclusive contract for DOE’s Advanced Vehicle Testing Activity program, which provides baseline performance testing and battery analysis and has conducted more than 11 million test miles for more than 1,250 advanced vehicles for the AVTA program alone through December 31, 2011.

•	EV Micro-Climate. Utilizing our extensive EV experience, we have developed our EV Micro-Climate process, a detailed planning and consulting program designed for municipal planning organizations and utilities to provide a turnkey blueprint and action plan for the implementation of a comprehensive EV infrastructure system for a given market area. Our EV Micro-Climate program is an integrated turnkey consulting service that supports near- and long-term planning for the adoption of EVs. The implementation of the EV Micro-Climate process includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive regulatory, public awareness and marketing programs to support the various value chains associated with the EV Micro-Climate process.

This EV Micro-Climate process has been undertaken and refined in each major market of The EV Project and has been implemented for an entire country in Europe, as well as been instituted by many major utilities, including BC Hydro in British Columbia, and cities outside of The EV Project, such as Houston, Texas. In August 2010, we announced a partnership with the Clinton Climate Initiative to promote the EV Micro-Climate process in many of the C40 cities to help jump-start each region in becoming EV ready and meeting the C40 EV goals. The C40 is a group of international cities committed to tackling climate change and reducing greenhouse gas emissions through a range of energy efficiency and clean energy programs.

Other Products

•	After Market Solar Solutions and Rechargeable Batteries. One of our divisions, Innergy Power Corporation (“Innergy”), develops, manufactures, assembles and sells specialty solar products, advanced battery systems, and hydrogen and fuel cell systems, including the patented ThinLine sealed lead rechargeable batteries and fiberglass reinforced panel solar modules. Innergy’s product line is focused on solar energy products for off-grid power in a broad range of applications for emergency preparedness and recreation. Applications include logistics tracking, asset management systems, off-grid lighting, mobile communications, mobile computing, recreational vehicles, signaling devices and surveillance cameras.

•	Fuel Cell Products. We also develop, manufacture, and sell a diverse and broad range of fuel cell products including fuel cell stacks, systems, component parts and educational materials. We are a leading marketplace for fuel cell stack, component, and hydrogen storage manufacturers to connect with consumers and are a source for hydrogen and fuel cell industry activity and direction. In addition to our primary e-commerce retail operations at www.fuelcellstore.com , we also offer consulting services for high schools, colleges and leading research institutes, and conduct workshops, conferences and corporate events to introduce and advance the public understanding of hydrogen and fuel cell technologies.

The EV Project and Supporting Grants

Through several competitive bidding opportunities, we have been awarded a variety of government reimbursable cost contracts, representing over $100 million in potential revenue to support the build out of EV charging infrastructure in the U.S. Under these contracts, we are serving as the sole project manager for The EV Project, which is sponsored by the DOE. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. The EV Project officially launched on October 1, 2009, and included participation by Nissan and over 40 government, utility and industry partners. When infrastructure installation is completed, we believe The EV Project will represent the world’s largest EV infrastructure project as well as the largest network connecting the charging stations to the grid, EVs and commercial retailers.

The goal of The EV Project is to collect data on EV usage, and to meet these needs we are installing and managing our flagship Blink branded EVSE across the U.S. This EVSE network is designed to support the initial roll out of Nissan LEAF and Chevrolet Volt EVs across over 18 major metropolitan areas.

Charging Infrastructure Locations

We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives. Operationally, The EV Project enables ECOtality to further develop and install smart charging technologies with leading edge technology, and serves as a platform to drive revenue opportunities through the Blink Network and our commercial relationships with national retailers and partners throughout the EV value chain. Through The EV Project we are also piloting a variety of EV charging business models aimed at supporting a sustainable non-subsidized EV charging industry.

Under The EV Project and related grants, we have deployed residential and commercial Blink charging stations in the following major metropolitan areas during the first quarter of 2011: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC. We installed the first Blink Level 2 commercial charger funded by The EV Project in the second quarter of 2011 and the first DC Fast Charger in the third quarter of 2011. The EV Project, including data collection, is scheduled to be completed in 2013.

Set forth in the table below is information regarding our government contracts related to The EV Project as well as other recently awarded grants.

Funding Agency	Contract Amount	Award Date	Scope of Work
DOE	Cost-share grant of $99.8 million* (includes $13.4 million for Idaho National Labs netting $86.4 million to ECOtality)	Sep-09	Collect data on EV usage for Nissan LEAF vehicle owners in AZ, CA, OR, TN and WA

DOE	Cost-share grant of $15.0 million (includes $1.2 million for Idaho National Labs netting $13.8 million to ECOtality)	Jun-10	Collect data on EV usage for Nissan LEAF and Chevy Volt owners and include Los Angeles and Washington, D.C.

DOE	$26.4 million	Sep-11	Advanced Vehicle Testing and Evaluation

AVTA – DOE	$10.5 million	Jun-05	Advanced Vehicle Testing including battery management and fast charging systems

California Energy Commission	$8.0 million	Aug-09	Support the deployment of a charging infrastructure and EVs in the San Diego region

Bay Area Air Quality Management District	$2.9 million	Feb-11	Oversee the installation of home charging stations and DC fast charging stations throughout the Bay Area

State of Tennessee	$2.5 million	Feb-11	Expansion of Memphis into The EV Project

Victorian Electric Vehicle Trial	$0.8 million	Nov-10	Deploy Blink residential and commercial chargers in the state of Victoria, Australia for testing and data collection

*	Project to date through of December 31, 2011, ECOtality recognized $24.1 million in revenue related to The EV Project.

Strategic Relationships

To support product development, manufacturing and deployment of our Blink Network, we have entered into partnerships with established companies, including the following:

•	ABB. ABB is a global power and automation technology group, with operations in approximately 100 countries and 116,500 employees. In January 2011, we secured a $10 million equity investment from ABB Technology Ventures Ltd., (“ABBTV”), which is an affiliate of ABB. In conjunction with the investment, we entered into a North American manufacturing agreement with ABB that establishes a collaborative and strategic supplier relationship for ABB power electronics and component parts in North America. We will also work with ABB to develop charging technologies for EVs and through its smart grids industry segment initiative, ABB will contribute its expertise from several projects in Europe involving integration of EV charging solutions. In addition, we have entered into an agreement with ABB to utilize their sales distribution channels to offer our Blink charging stations as part of a complete EV solution to ABB’s network of North American commercial and utility customers.

•	Roush Enterprises. Roush is a family of companies, which designs, engineers, and manufactures products for the specialty and niche vehicle, medical device, and consumer product markets. Roush is currently manufacturing Blink Level 2 residential and commercial chargers for ECOtality at its plant in Lavonia, Michigan.

•	Sprint Nextel Corporation. Sprint is a wireless and wireline communications provider serving nearly 50 million customers at the end of 2010. We will utilize the Sprint Command Center, across our nationwide system of residential, commercial, and public charging stations to control Machine-to-Machine (M2M) provisioning, billing, device and service management, and to run the Blink Network.

Customers

Historically, our customer base consisted of established commercial, industrial, institutional, governmental, and utility sector consumers, including Fortune 500 companies, colleges and universities, international research institutes, major electric utilities, the DOE, the U.S. Department of Transportation, major industry research consortiums, regional government organizations, vehicle manufacturers and OEMs. Our customers use our products in commercial, residential, and industrial settings as well as OEM applications.

As the adoption of EVs increases and with the introduction of the Blink line of EV smart charging stations, our customer base is expanding and includes EV consumers, automotive OEMs, international retailers, property management firms, major utilities, traditional fuel providers and other commercial entities such as EVSE purchasers and/or hosts, including the following:

•	Best Buy Company, Inc. Best Buy is a multinational retailer of technology and entertainment products and services. Best Buy has agreed to install 36 Blink Level 2 commercial chargers at 12 of its Western U.S. stores as a pilot project under The EV Project. We are working to expand this into a full retail distribution relationship.

•	Cracker Barrel Old Country Store, Inc. Cracker Barrel is a chain of “Old Country Stores,” each combining a retail store and a restaurant with 601 company-owned locations in 42 states. Cracker Barrel has agreed to install a mix of Blink Level 2 commercial chargers and DC Fast Chargers at 24 Cracker Barrel locations within The EV Project’s pilot markets.

•	Fred Meyer. Fred Meyer, a division of the Kroger Co., is a food retail chain based in Portland, Oregon, that offers one-stop shopping at its 131 multi-department stores in four western states. Fred Meyer has agreed to install our Blink Level 2 commercial chargers at select stores within The EV Project regions in Oregon and Washington.

•	Ikea. Ikea, the world’s leading home furnishing’s retailer, has agreed to host Blink electric vehicle charging stations at select IKEA stores in the Western United States.

•	Macy’s, Inc. Macy’s is one of the nation’s premier retailers operating approximately 810 department stores and furniture galleries in 45 states, the District of Columbia, Guam and Puerto Rico. Macy’s has agreed to install our Blink Level 2 commercial charger at store locations in the San Diego metropolitan area.

•	Sears. Sears Holdings Corporation, the nation’s fourth largest broadline retailer with over 4,000 full-line and specialty retail stores in the United States and Canada, signed on to install thirty of ECOtality’s Blink Pedestal chargers at store locations within EV Project markets.

•	Wal-Mart. Wal-Mart Stores, Inc. serves customers and members more than 200 million times per week at over 9,600 retail units under 69 different banners in 28 countries. Wal-Mart has agreed to install Blink charging stations at more than 10 locations within The EV Project regions.

Our customer base for our industrial battery charging products for material handling and airport ground support applications includes distribution centers, manufacturing facilities, ports, and airports.

Government Policy, Regulation and Industry Standards

Government Policy

Several states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government contracts for research and development are often the precursors to the acceptance of government incentives for new clean technologies. We closely monitor government policy, incentives, and regulations impacting renewable and clean tech energy. ECOtality North America has a large portfolio of contracts and cost-share grants with DOE as well as state and local agencies that are committed to allocating funding to support EV and charging infrastructure.

The energy industry is highly regulated. ECOtality continues to participate in regulatory proceedings impacting the EV marketplace.

Arizona

(Docket No. E-01345A-10-0123)

In September of 2011, the Arizona Corporation Commission issued a ruling identifying that Arizona Public Service (“APS”) could not own or deploy public charging stations and must over the next year work with currently federally funded EV infrastructure contractors for the first year of their proposed study. Should APS identify a specific gap in charging infrastructure deployment or other deficiency in the federally-funded EV infrastructure efforts, APS could request approval of a public point of sale rate. APS was directed to conduct a feasibility study of offering a separately metered, non-tiered, Time-Of-Use (“TOU”) rate for EV charging with a report of the findings of this study to be included in APS’ first annual report to the Commission.

California

(Rulemaking 09-08-009)

In Phase 1 of the proceeding, the California Public Utilities Commission (“CPUC”) concluded that given the legislative definition of utilities, Electric Vehicle Service Providers (“EVSPs”) do not qualify as a utility. On July 29, 2010, the Commission ruled “that a seller of electric vehicle charging services that purchases electricity from an investor-owned utility is an end-user that purchases the electricity at retail. Thus, the sale of electricity by an investor-owned utility to an electric vehicle service provider is a retail sale of electricity, not a wholesale sale or a “sale for resale.” The California Legislature passed AB 631 codifying the CPUC’s Phase 1 decision into law and was signed by Governor Brown on October 6, 2011.

In Phase 2 of the proceeding, the Commission issued a ruling on July 14, 2011 which furthered efforts to break down barriers for the widespread deployment and use of alternative-fueled vehicles in California including establishing a process to develop an electric vehicle metering protocol to accommodate increased electric vehicle metering options, such as submetering.

The CPUC is currently engaged in Phase 3 of the proceeding which was established to serve as a forum for parties to develop and file compliance reports and engage in further discussion of matters pertaining to the reports filed. On July 28, 2011, the assigned Commissioner issued a scoping memo for Phase 3 of this proceeding. That scoping memo set forth instructions and deadlines for three compliance reports: the Notification Assessment Report, the Submetering Roadmap Report, and the Load Research Report. This phase also includes the establishment of a submetering protocol process between utilities and third party infrastructure providers as identified in the Phase 2 ruling and will take place under the following sequential activities: Roadmap Development, Protocol Development, and Tariff Development. The Commission’s Phase 2 Decision directed the utilities to develop rules to accommodate customer-owned submeters. The Decision ordered the utilities to host a workshop on this topic before October 31, 2011. This workshop was held on October 27, 2011 in San Francisco. The Decision also ordered utilities to submit a roadmap report by December 31, 2011. On January 31, 2012, the Commission requested parties to comment on the utilities’ roadmap report. The current set deadline for completing a submetering protocol is July 31, 2012.

Oregon

(UM 1461 Proceeding)

On January 19, 2012, the Oregon Public Utilities Commission released its long awaited decision on UM 1461 concluding that EVSPs are not utilities or ESPs, and utility tariffs must be adjusted to reflect this is not “resale of electricity”.

Washington D.C.

(Commission Order No. 16713)

The Public Service Commission of the District of Columbia has opened an investigation into the regulatory treatment of electric vehicles charging stations and related services in the District of Columbia.

States with Legislative Exemptions on EVSP or Charging Facilities as Public Utilities and Pending Legislation

* This legislation is of significance to the Company as it bypasses the necessity to go through a regulatory process to ensure market certainty for providers of charging equipment that their business operations will not be subject to regulatory oversight.

Colorado

(HB 1258)

Bill specifies that sellers of electricity as fuel for alternative fuel vehicles are not regulated as public utilities.

Florida

(SB 2094)

Bill states that electricity used for the purpose of fueling a car is not considered retail sale of electricity and thus is not under the jurisdiction of the Florida Public Service Commission (PSC).

Hawaii

(Ha.Rev. Stat. §269-1)

Hawaii Revised Statutes states that facilities used primarily to charge vehicle batteries for electric vehicles are exempt from the definition of utility.

Maryland

(HB 1280)

Bill exempts charging stations and providers of charging stations from being regulated as a utility or electricity supplier.

Oregon

(Or. Rev. Stat. §757.005)

Oregon Revised Statutes make an exemption in the definition of utility for any entity that furnishes alternative fuels to any number of customers for use in alternative fuel vehicles so long as that entity does not otherwise provide utility service.

Virginia

(Va. Code Ann. §56-1.2)

Virginia Code makes several stipulations stating that a person not otherwise a public service corporation and who provides electric vehicle charging service at retail is not designated as a public utility, public service corporation, or public service company. In addition, the statute stipulates that electric vehicle charging service does not constitute a retail sale of electricity.

(Va. Code Ann. §56-232.2)The Virginia Public Service Commission is prohibited from regulating fees, rates or charges for the provision of retail electric charging services provided by persons other than an electric service corporation. The Commission is authorized to regulate utility sales of electricity to non-public service corporations who furnish electric vehicle charging services to the same extent that other electric services are regulated.

Washington

(SHB 1571, Chapter 28 Laws 2011)

2011 legislation established that the Washington Utilities and Transportation Commission shall not regulate the rates, services, facilities, and practices of an entity that offers battery charging facilities to the public for hire if (1) that entity is not otherwise subject to commission jurisdiction as an electrical company; (2) that entity is otherwise subject to commission jurisdiction as an electrical company, but its battery charging facilities and services are not subsidized by any regulated service. An electrical company may offer battery charging facilities as a regulated service, subject to commission approval.

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

Our Blink residential and commercial chargers have been certified by UL under UL Subject 2594, which is specific to EVSE, for both plug-in and hardwired models. In addition, our Blink residential charger is compliant with the Federal Communications Commission Federal Code of Regulation Part 15C, pertaining to radio and frequency emitting devices. Our Blink DC Fast Charger systems are pending certification by UL.

Our Blink chargers comply with NEMA 3R rating. NEMA 3R enclosures are constructed for either indoor or outdoor use to provide a degree of protection to personnel against incidental contact with the enclosed equipment; to provide a degree of protection against falling dirt, rain, sleet, and snow; and to remain undamaged by the external formation of ice on the enclosure.

Sales and Marketing

The ECOtality brand has five major focuses for Sales and Marketing: (i) the ECOtality corporate brand; (ii) the Blink line of charging stations for on-road vehicular use; (iii) the Minit-Charger line of charging stations for airport and industrial applications; (iv) the ECOtality segments such as ECOtality Stores; and (v) the Consulting and Professional Services practice with solutions such as the EV Micro-Climate. Product marketing is handled on a segment level, with cross-marketing efforts to be a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation are handled out of our corporate headquarters in San Francisco, California. Support teams are in place in a number of U.S. cities including Seattle, Portland, Oakland, Los Angeles, San Diego, Phoenix, Nashville, Washington D.C. and Dallas.

With the introduction of the Blink product line, a majority of the sales and marketing efforts are currently focused on promoting the Blink Network and Blink charging stations. Marketing materials and advertising campaigns for general consumers and commercial businesses will promote the consumer product line of Blink EVSE and network.

Our ECOtality North America subsidiary markets its solutions and services through three primary business lines: On-Road; Industrial; and Consulting. The On-Road business line, which includes all Blink branded products, markets and sells both EV charging hardware and networked solutions to optimize EV participation and usage. Additionally, via its Professional Services practice, we provide valuable consulting in a variety of related segments to include EV Micro-Climate, long range planning and deployment for cities and utilities and others as well as battery and advanced vehicle testing. We are currently marketing residential Blink EVSE through The EV Project and in coordination with Nissan and Chevrolet dealerships and websites. Commercial EVSE is being sold directly to regional, super-regional and national businesses as well as through strategic partners, resellers and distributors, to include ABB. We anticipate both residential and commercial sales of Blink EVSE to occur through online activities, automotive dealerships and traditional automotive and electronic retail channels both domestically and internationally.

Our Industrial business line markets and sells Minit-Charger and charging infrastructure for electric heavy duty, airport and industrial-type equipment. We sell and market our Industrial equipment through online sources, trade shows, industry events and a nationwide distribution network, which is organized in three regional sales and marketing areas.

Research and Development

We spent $622,495 and $259,157 on research and development (“R&D”) in the fiscal years ended December 31, 2011 and 2010, respectively. We devoted a large percentage of our 2011 R&D expenditures to the creation of the Blink Level 2 Chargers, Blink DC Fast Chargers and supporting internal software platforms and network. These expenditures were accomplished primarily in house with some hardware and other features undertaken by supplier companies and was supported in large part through The EV Project. In 2012, we expect to continue to devote a large percentage of our R&D expenditures to continue EVSE hardware and software development. Future R&D expenses could increase as we continue to advance Blink systems. ECOtality also continues to invest in R&D of Minit-Chargers, introducing new models for airport Ground Support Equipment (“GSE”) and expanding our portfolio of industrial fast-charge equipment and software solutions.

Manufacturing

The Blink Level 2 charging stations are currently manufactured and assembled in the U.S. by Roush Manufacturing. Fabrication and distribution are contracted to other entities under ECOtality’s direction. Through our wholly owned subsidiary Portable Energy de Mexico S.A. de C.V., in Tijuana, Mexico, we manufacture solar and battery products. We also have a high-value assembly operation in Phoenix, Arizona. Additionally, we have manufacturing agreements with third parties in Canada and China.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation. Our continuum of services creates an interesting look at competition in that we are typically not competing against any one organization across the entire strategy of our revenue sources.

Electric vehicle infrastructure is one way in which we derive revenue and it has a long list of regional, national and international players who provide EVSE and services that support grid-connected vehicles. From a product standpoint, this primarily includes the physical charging system hardware and integrated software requirements. Companies that have entered this market include AeroVironment, Inc., Aker Wade Power Technologies LLC, Better Place, Bosch, Coulomb Technologies, Delta-Q Technologies, Eaton Corp., Elektromotive (UK), General Electric, Schneider Electric, and Siemens. Additionally the competitors in the space vary from manufacturing/marketing (they make and sell their own equipment), reseller/marketing (they do not make their own equipment) and marketing only (they are sales companies that sell any equipment they wish). Data-based competition is primarily in the form of data aggregating solutions as well as mapping service that attempt to distribute infrastructure points of interest as either a standalone or component feature to an existing service. There is some competition in this area in that basic, un-enriched data proliferates the awareness and therefore the usage of available charging infrastructure. Consulting competition is varied and fragmented.

ECOtality North America Minit-Charger products are designed for material handling applications, airport ground support equipment and industrial EVs. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the Minit-Charger systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, C&D Technologies, Inc., and Power Designers, LLC. Some of the major industrial battery suppliers have begun to align themselves with fast-charge suppliers, creating a potentially more significant source of competition. In addition, ECOtality North America Minit-Charger products compete against the traditional method of battery changing. Competitors in this area include suppliers of battery charging equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the Minit-Charger fast-charge system reduces or eliminates the need for extra batteries.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing, misappropriating, or otherwise violating the proprietary rights of others. We rely primarily on a combination of patents, trademarks, copyrights, and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2011, in the U.S., ECOtality North America owned four provisional patent applications, five non-provisional patent applications, four design patent, 13 issued patents, and four PCT or international patent applications, which will expire at various times between 2012 and 2027. We also hold patents and patent applications in Canada, Mexico, China, Hong Kong, Japan, Singapore, South Korea, the United Kingdom, France, Germany, Italy, the European Union, and Australia. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, thin-cell battery, and Blink Network technologies.

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between ECOtality and the Jet Propulsion Laboratory (“JPL”).  CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and ECOtality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent issued on May 31, 2011.  On June 12, 2006, ECOtality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL.

With respect to, among other things, proprietary know-how that is not patentable and processes and other aspects of our technology for which patents are difficult to obtain and/or enforce, we rely on trade secret protection, confidentiality agreements and non-compete agreements to safeguard our interests. We believe that many elements of our products and manufacturing process involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, source code and other aspects of our computer software, and procedures. We have taken security measures to protect these elements. Our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. Furthermore, key personnel have also entered into non-compete agreements. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our solar cells, technology, computer software, or business plans.

Employees

As of December 31, 2011, we had 179 employees, including 35 in research and development, 38 in sales and marketing, and 53 in general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Company Information

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our renewable energy strategy. Our primary operating segments consist of ECOtality North America, Innergy, ECOtality Stores (d.b.a. Fuel Cell Store) and International which includes the results of ECOtality Australia Pty, Ltd. We acquired ECOtality Stores, Innergy and ECOtality North America in 2007. In conjunction with our acquisition of Innergy, we acquired a wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., that provides manufacturing and assembly services. We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. In 2011, we established a new, wholly-owned subsidiary, Ecotality Asia Pacific Limited. This new subsidiary, headquartered in Hong Kong, will serve as a holding company for potential joint ventures in China and other locations throughout Asia for the purpose of manufacturing, marketing and distributing battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support equipment. Additional information regarding our Company can be found on our website, Ecotality.com. Our executive offices are located at Post Montgomery Center, One Montgomery Street, Suite 2525, San Francisco, CA 94104 and our telephone number at that location is (415) 992-3000.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our future growth is dependent upon consumers’ willingness to purchase and use electric vehicles.

Our growth is highly dependent upon the purchase and use by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and EVs in particular. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

•	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs, such as the possible perception that the Chevy Volt’s battery pack may pose a safety risk;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

•	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

•	the decline of an EV’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail efforts to promote EVs as a practical solution to vehicles that require gasoline;

•	the availability of other alternative fuel vehicles, including PHEVs;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for EVs;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV;

•	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles; and

•	perceptions about and the actual cost of alternative fuel.

The influence of any of the factors described above may cause current or potential customers not to purchase EVs and could impact the widespread consumer adoption of EVs, which would materially adversely affect our business, operating results, financial condition and prospects.

A large percentage of our revenues depends on the progress of our activities under grants from the DOE. The government has a unilateral ability to make changes in the terms of grants. To the extent the DOE imposes changes which result in significant reduction of future activities under the grants, changes in the nature or extent of reimbursable costs, or changes for which we are unable to negotiate equitable adjustments, our business, results of operations, and/or financial condition may be materially adversely affected.

On September 30, 2009, ECOtality North America was awarded a grant from the DOE structured as a cost-share agreement in the amount of $99.8 million, of which $13.4 million is sub-funded to federal research and development centers. On June 17, 2010, ECOtality North America was awarded a $15.0 million extension to the original cost-share grant, of which $1.2 million is sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”). The contract term ends in 2013. The contract is expected to result in approximately $100.2 million in revenue to us, which we expect to represent a substantial portion of our revenues while it is in effect. As a condition of the DOE Contract, we are required to meet certain obligations, including, but not limited to, producing and delivering products, services and reports on a timely basis in accordance with required standards, and properly accounting for and billing our products.

Like many government contracts, the DOE Contract is subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. However, to the extent the DOE imposes change orders which result in significant reduction of future activities under the grant, changes the nature or extent of reimbursable costs, or imposes changes for which we are unable to negotiate equitable adjustments, our business, results of operations, and/or financial condition may be materially adversely affected.

Certain costs allowable for reimbursement (referred to as “in kind costs”) represent certain estimated costs of ownership incurred by the owners of the vehicles in the program. With respect to such in kind costs, the Company incurs minimal actual costs. Our ability to claim reimbursement for such costs depends on the number of electric vehicles that are deployed at any given time. To the extent that the deployment of vehicles is delayed and/or the total number of vehicles in the program is less than our projection, our total allowable costs and the resulting realizable revenue will be less than the than full amount provided for by the DOE Contract. The number of deployed vehicles may be less than projected if during the contract period, EV manufacturers do not deliver the desired number of EVs, or if the consumer demand for EVs is less than projected.

In addition, we are subject to periodic compliance audits in connection with the DOE Contract. If we are unable to properly perform our obligations under the DOE Contract, or if any compliance audits result in material deficiencies, material adjustments to the previously submitted claims and/or to the amounts recognized as revenue in our financial statements could occur. In addition, the DOE could terminate the DOE Contract, which would have a material adverse effect on our business, financial condition and results of operations.

ECOtality North America may not continue to receive DOE funding or any other government funding, which currently comprises a large portion of our consolidated revenue.

We expect to derive a substantial majority of our revenue during 2012 from DOE-related activity, including the DOE Contract. Government funding of projects related to renewable energy, energy, and transportation is subject to cuts or cancellation without notice. We cannot assure you that current levels of government funding for our products and services will continue. Therefore, the future of these revenue streams is uncertain and out of our control. If any of our current projects with the DOE are cut or cancelled, or future projects are reduced from those currently planned, our business, financial condition and results of operations could be materially and adversely affected.

To complete the DOE Contract, we may require additional working capital, which may not be available on terms favorable to us or at all.

The DOE Contract is cost-shared and requires a significant amount of expenditures that are borne fully by the Company before we begin to generate cost-share related to in-kind costs supported by third party project participants. As a result, profit margins related to the DOE Contract will be low and we do not expect the DOE Contract to provide significant profits. Additionally, we may require additional working capital to be able to complete the DOE Contract. Such additional capital may not be available on a timely basis, on acceptable terms or at all. If we are unable to obtain additional working capital to fulfill the DOE Contract on acceptable terms, we may be unable to fulfill our obligations pursuant to the DOE Contract, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of losses which may continue and may negatively impact our ability to achieve our business objectives.

We incurred net losses of approximately $22.5 million and $16.4 million for the years ended December 31, 2011 and 2010, respectively. We may not achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Our future revenues and profits, if any, will depend upon various factors, including but not limited to, the following:

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

We may be unable to keep up with changes in EV technology and evolving industry standards and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in EV technology or to conform to new industry standards would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in EV technology and we may not have sufficient capital resources to address all such changes. As technologies change, we plan to upgrade or adapt our charging stations in order to continue to provide EVs with the latest technology, in particular battery cell technology. However, our charging stations may not compete effectively with other providers if we are not able to source and integrate the latest technology into our charging stations. For example, if a competitor was able to produce a charging station that fully charges EV batteries in less time, our products will be less desirable, which would materially adversely affect our business, operating results, financial condition and prospects.

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

We may not be able to protect our patents and intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary or other rights of third parties.

Some of our intellectual property may not be covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will be issued or, if they are issued, whether they will be sufficiently broad to protect our technology and processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights, regardless of the merits of any such suits. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the U.S., and any resulting foreign patents may be difficult and expensive to enforce.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. In addition, we may be involved in other litigation matters, investigations and disputes from time to time, arising in the normal course of business. Litigation, investigations, disputes and interference proceedings, whether they are related to intellectual property or other aspects of our business, even if they are successful, are frequently expensive to pursue and time consuming, could result in a diversion of our management’s attention and could result in judgments or penalties that have a material adverse effect on our financial condition and results of operations.

The underlying technology of Minit-Charger or our Blink chargers may not remain commercially viable, and this could affect the revenue and potential profit of ECOtality North America.

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

Our products are sold with various materials and workmanship warranties for technical defects. These warranties range in length from 1 to 25 years. As a result, we bear the risk of warranty claims after we have sold our products and recognized net sales. As of December 31, 2011, our accrued warranty expense was approximately $0.6 million.

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

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms, if at all, which could have a material adverse impact on our financial condition and results of operations. In addition, the March 2011 earthquake and tsunami in Japan and the recent battery related problems with the Chevrolet Volt continues to disrupt the manufacturing of, and may delay the delivery of, the Nissan LEAF and Chevrolet Volt. If Nissan and General Motors, respectively, do not deliver the desired number of EVs, we may not be able to achieve full cost reimbursement under the DOE Contract, which could have a material adverse effect on our financial condition and results of operations.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have operations outside the U.S. and expect to continue to have operations outside the U.S. in the near future. Currently, we have manufacturing operations in Mexico and established a subsidiary in Australia and Hong Kong. In addition, we have signed agreements to establish joint ventures in the People’s Republic of China, although they have not yet been formed. As a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

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

We are dependent on the services of Jonathan Read, our Chief Executive Officer, Murray Jones, our Chief Operating Officer, H. Ravi Brar, our Chief Financial Officer, Barry Baer, our Secretary and Assistant Treasurer, Donald Karner, President of our ECOtality North America subsidiary and Kevin Morrow, Executive Vice President of our ECOtality North America subsidiary. The loss of Messrs. Read, Jones, Brar, Baer, Karner or Morrow could have a material adverse effect on us and our ability to achieve our business objectives. We may not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Read, Jones, Brar, Baer, Karner and Morrow, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice, and the enforceability of such non-competition provisions could be limited in certain circumstances. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Our Common Stock

Our common stock has historically been thinly traded, so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the Nasdaq Capital Market under the symbol ECTY. Our common stock has historically been thinly traded and the price of our common stock may be volatile. Between January 1, 2011 and December 31, 2011, our stock has traded as low as $0.87 and as high as $4.80 per share. In addition, as of December 31, 2011, our average trading volume during the last three months has been approximately 88,032 shares per day. As a result, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Sales of a substantial number of shares of our common stock or the perception that these sales could occur, may depress the trading price of our common stock. These sales could also impair our ability to raise additional capital through a sale of our equity securities on terms we deem favorable or at all. Our Articles of Incorporation authorize us to issue 1,300,000,000 shares of common stock. As of December 31, 2011, we had 23,915,468 shares of common stock issued and outstanding, shares of Series A Convertible Preferred Stock outstanding that may be converted into 6,329,650 shares of common stock and 5,805,521 shares of common stock issuable upon the exercise of outstanding warrants and options. All of the shares issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants may be sold without restriction assuming the continuing effectiveness of the registration statement that was deemed effective by the SEC on June 24, 2010.

Although certain holders of the Series A Convertible Preferred Stock and warrants may not convert their Series A Convertible Preferred Stock if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, these restrictions do not prevent them from converting their holdings after they have sold shares.

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

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the price and likelihood of a change of control transaction.

As of December 31, 2011 members of our Board of Directors and our executive officers, together with our affiliates, owned approximately 50% of our outstanding common stock, determined in accordance with the SEC’s rules for calculating beneficial ownership. Accordingly, these stockholders, if they act together, may be able to control all matters requiring the approval of our stockholders, including the election of directors and approval of significant corporate transactions. In addition, these stockholders can exert significant influence over our business and operations and may have interests that are adverse to the interests of our other stockholders. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may also delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business or assets.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 200,000,000 shares of preferred stock, of which 6,329,650 shares were outstanding as of December 31, 2011, in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of “blank check” preferred stock, potential acquirers of the Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, the Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

Certain provisions of our corporate governing documents and Nevada law could discourage, delay, or prevent a merger or acquisition at a premium price.

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our Company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our Articles of Incorporation and Bylaws permit us to issue, without any further vote or action by the stockholders, up to 200,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. In addition, our Articles of Incorporation permit our Board of Directors to adopt amendments to our Bylaws.

Our failure to maintain the listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement or remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties generally consist of office and manufacturing facilities to support our operations. Our facilities are summarized in the following table:

	Location	Description	Own/Lease	Square footage
Ecotality Corporate	AZ	Office	Owned	1,735
Ecotality Corporate	CA	Office	Leased	3,475
Ecotality Corporate	CA	Office	Leased	4,900
Ecotality Corporate	AZ	Office	Leased	4,441
Ecotality North America	AZ	Office	Leased	15,000
Ecotality North America	AZ	Office	Leased	2,350
Ecotality North America	AZ	Office	Leased	7,500
Ecotality North America	AZ	Field Office	Leased	3,650
Ecotality North America	AZ	Field Office	Leased	7,330
Ecotality North America	AZ	Storage/Whse	Leased	2,500
Ecotality North America	TN	Field Office	Leased	1,300
Ecotality North America	OR	Field Office	Leased	1,078
Ecotality North America	WA	Field Office	Leased	1,067
Ecotality North America	CA	Field Office	Leased	959
Ecotality North America	CA	Field Office	Leased	1,173
Ecotality North America	CA	Field Office	Leased	1,987
Ecotality North America	TX	Field Office	Leased	962
Ecotality North America	TX	Storage/Whse	Leased	19,200
Ecotality North America	TX	Storage/Whse	Leased	12,000
Ecotality North America	MD	Field Office	Leased	1,816
Innergy	MEX	Mfg	Leased	19,000
Innergy	CA	Office/Whse	Leased	5,400
Ecotality Australia	AUS	Office	Leased	1,606

On March 1, 2010, a lease for a new corporate office location for the Company went into effect. This lease is for a term of 68 months for 4,441 rentable square feet in Tempe, AZ. The first eight months of rent were abated and all tenant improvements were funded by the landlord.

In July 2010, the Company subleased 3,475 square feet of office space in San Francisco, CA. This office served as the Company’s principal executive offices in 2011. This sublease expires February 28, 2012.

We own an office building that previously served as our headquarters and is located in Scottsdale, Arizona. This building was purchased on January 16, 2007 for an aggregate price of $575,615. A total of $288,115 had been paid as of December 31, 2011. The remaining balance of $287,500, net a tax credit of $156, at December 31, 2010 is structured as an interest-only loan, bears interest at a rate of 6.75% calculated annually, with monthly payments in the amount of $1,617. The entire principal balance of the loan is due on or before January 16, 2012. The loan is secured by a deed of trust on the office building.

Our lease terms range from month-to-month through to 2015, with all terminating on or before December 31, 2015.

It is our belief that we are adequately insured regarding our leased and owned properties.

ITEM 3. LEGAL PROCEEDINGS

We and our ECOtality North America subsidiary, as well as certain individuals, have received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  Our Board of Directors, through its Audit Committee, continues to monitor the ongoing inquiry.   We continue to cooperate fully with the SEC.

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

On February 13, 2012, Synapse Sustainability Trust, Inc. filed a suit against ECOtality, ECOtality North America and one other unrelated defendant in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of ECOtality in acquiring non-conforming electric vehicle charging units totaling approximately $160,000 that did not satisfy Synapse’s requirements. Synapse seeks monetary damages in the amount of $6 million. ECOtality believes all of Synapse’s allegations to be unfounded and intends to defend its position vigorously.

The Company received a letter, dated March 19, 2012, from a law firm representing Ardour Investments, LLC claiming that the Company breached its obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services it alleges were provided by Ardour to the Company under an Engagement Letter between the Company and Ardour, dated November 1, 2007, as amended March 9, 2009. Ardour is claiming damages in the amount of $335,000. Along with the demand letter they have also delivered a draft complaint stating the claims they intend to file in the Supreme Court of the State of New York if the Company fails to make payment on their demand. We are currently evaluating the merits of Ardour’s case and have retained FB&M in connection with the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock trades on the NASDAQ Capital Market under the symbol “ECTY”.  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2011
First Quarter	$4.10	$2.81
Second Quarter	$4.80	$2.42
Third Quarter	$3.09	$1.86
Fourth Quarter	$2.03	$0.87
2010
First Quarter	$5.90	$4.20
Second Quarter	$6.45	$4.60
Third Quarter	$5.17	$2.45
Fourth Quarter	$5.00	$3.22

On April 12, 2012 the closing sale price on the NASDAQ Capital Markets Exchange for our common stock was $0.89 per share.

We have a number of shares outstanding that are held by affiliates and therefore subject to the volume and manner of sales restrictions of Rule 144 under the Securities Act.

Holders

As of December 31, 2011 we had 23,915,468 shares of $0.001 par value common stock issued and outstanding held by 357 registered shareholders.  ECOtality, Inc.’s Transfer Agent is:  Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209, Phone 303-282-4800, Fax 303-282-5800.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides the following information as of December 31, 2011, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by shareholders	1,275,665	$5.06	8,335,997
Equity compensation plans not approved by shareholders	-	$-	-

Total	1,275,665	$5.06	8,335,997

Recent Sales of Unregistered Securities

Information regarding the sale of securities to ABBTV, that closed on January 13, 2011, has been previously disclosed in our Current and Quarterly Reports.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this Annual Report that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this Annual Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” “believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We are a leader in advanced EV charging and storage systems with 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently building the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in 18 major U.S. metropolitan markets. Through innovation and strategic partnerships, with companies such as ABB, we are establishing and monetizing the Blink Network. Initial commercial customers hosting our chargers include Best Buy, Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s, Sears and Walmart.

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our renewable energy strategy. Our primary operating segments consist of ECOtality North America, Innergy, ECOtality Stores (d.b.a. Fuel Cell Store) and International which includes the results of ECOtality Australia Pty, Ltd. We acquired ECOtality Stores, Innergy and ECOtality North America in 2007. In conjunction with our acquisition of Innergy, we also acquired Innergy’s wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., that provides manufacturing and assembly services. We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. In 2011, we established a new, wholly-owned subsidiary, Ecotality Asia Pacific Limited. This new subsidiary, headquartered in Hong Kong, will serve as a holding company for potential joint ventures in China and other locations throughout Asia for the purpose of manufacturing, marketing and distributing battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support

Our Innergy division is based in San Diego, California and provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including ECOtality North America’s Blink and Minit-Charger products. Innergy also provides us the ability to expand our offering of solar products and solutions into current and developing commercial markets, and provides strong manufacturing and assembly operations to assist other aspects of our business.

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

On August 5, 2009, ECOtality North America was selected by the DOE for a cost-share grant of approximately $100.2 million to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as “The EV Project.” On September 30, 2009, ECOtality North America accepted the original contract of approximately $99.8 million, of which $13.4 million was sub-funded to federally funded research and development centers. On June 17, 2010, ECOtality North America was awarded an additional $15.0 million extension from the DOE, of which $1.2 million was sub-funded to federally funded research and development centers, to expand the market footprint of The EV Project and include the Chevrolet Volt. We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives.

Through The EV Project, we are developing, installing, and managing charging stations in over 18 U.S. cities in support of the initial launch of the Nissan LEAF battery EVs (“BEVs”) and Chevrolet Volt PHEVs. The goal of The EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have begun to deploy our Blink charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

In November 2010, ECOtality Australia was awarded part of the Victorian Electric Vehicle Trial from the Victoria Department of Transportation. This trial will deploy our Blink residential, commercial, and DC Fast Chargers in the State of Victoria for testing and data collection. The trial is expected to continue for three years from its inception and will expand the Blink product line outside the borders of the U.S.

In January 2011, we entered a strategic partnership with ABB, a global leader in power and automation technologies. In connection with this partnership, ABBTV, committed $10.0 million of capital, and ABB entered into a North American manufacturing and sales distribution agreement with us.

On February 2, 2011, ECOtality North America was awarded a contract with the Bay Area Air Quality Management District to expand The EV Project into the San Francisco Bay Area. The Company entered into a definitive contract with respect to this award on April 15, 2011.

On September 30, 2011, ECOtality North America was awarded a $26.4 million contract by the DOE to conduct the DOE’s Advanced Vehicle Testing and Evaluation project. This award is for a 5-year term to conduct work as the sole vehicle tester for the DOE’s Advanced Vehicle Testing Activity.

We recognized revenue of $28.4 million for the year ended December 31, 2011, and $13.7 million for the year ended December 31, 2010. We experienced net losses of $22.5 million for the year ended December 31, 2011 and $16.4 million for the year ended December 31, 2010. As of December 31, 2011, we had an accumulated deficit of $104.8 million.

Results of Operations

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

The following table sets forth our results of operations for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Twelve Months Ended December 31,		Dollar Increase /	Percentage Increase /

	2011	2010	(Decrease)	(Decrease)
Revenue	$28,409	$13,737	$14,672	107%
Cost of revenue	27,718	13,182	14,536	110

Gross profit	691	555	136	24
Operating expenses:
General and administrative	19,839	16,408	3,431	21
Depreciation and amortization	465	539	(74)	(14)
Research and development	622	259	363	140
Warrant expense	1,784	-	1,784
Total operating expenses	22,710	17,206	5,504	32
Loss from operations	(22,019)	(16,651)	(5,368)	(32)
Other income (expense):
Interest income	22	40	(18)	(46)
Interest expense	(489)	(16)	(473)	(2,982)
Gain (loss) on disposal of assets	18	(133)	151	114
Other income	5	318	(313)	(99)
Total other income (expense)	(444)	209	(653)	(313)
Net loss before tax	(22,463)	(16,442)	6,021	37
Provision for income tax	9	-	9
Net Loss	$(22,472)	$(16,442)	$6,030	37%

Revenue and Cost of Revenue

We recognized revenue of $28.4 million for the year ended December 31, 2011 compared to $13.7 million for the year ended December 31, 2010. The increase in revenue of $14.7 million or 107% in 2011 is primarily related to the revenue earned on the work performed under the DOE Contract, which was $18.1 million in 2011 compared to $5.8 million in 2010. As anticipated, the majority of our revenue in 2011 was derived from the DOE Contract based on deliveries of chargers and related data collection.

Our estimate of revenue for the DOE Contract was revised in our 2011 fourth quarter reporting based on verbal notification from the DOE in January 2012 that the process of definitization had commenced, and that certain in-kind costs previously agreed in our budget (and accepted as valid cost share through December 2011), would no longer be recognized as allowable cost share under the contract. In anticipation of a written amendment denoting this change, we have excluded the in-kind costs no longer allowed for reimbursement from the measure of cumulative effort incurred under the EV Project for purposes of recognizing grant revenue. This change in estimate resulted in a reduction in our revenues for the quarter ended December 31, 2011 of $2.2 million. The in-kind costs submitted as cost share in 2011,that are no longer recognized as allowable following definitization will be replaced in the course of the remaining contract term with other allowable in-kind cost share and we will recognize the related deferred revenue as those in-kind costs are incurred. Notwithstanding this change, we expect our aggregate reimbursements by the DOE under the Contract to remain at $100.2 million, and our aggregate costs to be incurred to remain at approximately $100 million in cash based costs, and approximately $118 million in in-kind costs. As such, we believe the definitization will not change significantly the terms of the DOE grant.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network. Cost of revenue was $27.7 million for the year ended December 31, 2011 compared to $13.2 million for the year ended December 31, 2010. The increase of $14.5 million, or 110%, was primarily due to the planned growth of The EV Project revenues in 2011 related to the ramp up of contract activities in the form of charger deliveries and data collection.

Gross margin percentage for the year ended December 31, 2011 was 2% compared to 4% for the year ended December 31, 2010. The decrease in the gross margin is reflective of our increased revenues related to the DOE Contract.

Operating Expenses

Total operating expenses were $22.7 million for the year ended December 31, 2011 compared to $17.2 million for the year ended December 31, 2010. The largest component of our operating expenses is general and administrative expenses, which were $19.8 million or 87% of total operating expenses for the year ended December 31, 2011 compared with $16.4 million or 95% for the year ended December 31, 2010.

General and administrative expenses primarily consist of payroll, facilities, legal fees, professional fees and marketing and advertising costs. General and administrative expenses increased by $3.4 million or 21% for the year ended December 31, 2011 compared to the prior year.

Professional fees were $2.1 million for the year ending December 31, 2011, up $1.3 million from prior year. The increase in professional fees is attributable to the use of consultants in 2011 to assist with projects to maintain our Enterprise Resource Planning (“ERP”) system and with finance projects to improve system functionality and to enhance our ability to provide timely and relevant financial data to the organization.

Marketing costs were $1.0 million for the year ending December 31, 2011, up $0.5 million from prior year related to the promotion of the Blink brand. Compensation expense was $9.0 million for the year ending December 31, 2011, flat with prior year. Reductions in executive compensation of $1.9 million and in director compensation of $0.2 million were offset by an increase in all other compensation of $2.1 million. The increase in all other compensation is attributable to staffing required to service The EV Project. Accounting fees were $0.6 million for the year ending December 31, 2011, up $0.4 million from prior year. The increase in accounting fees is related to higher overall audit fees from prior year of $0.2 million, and increased tax and other filing review fees of $0.2 million. Legal fees were $0.9 million for the year ended December 31, 2011 compared with $1.5 million for the year ended December 31, 2010. The decrease in legal fees is attributable primarily to the reimbursement from our insurance carrier for fees related to the SEC fact-finding inquiry.

All other general and administrative expenses totaled $6.1 million for the year ended December 31, 2011 compared to $4.2 million for the year ended December 31, 2010. The increase in all other general and administrative expenses was primarily driven by increased resources to support the effective execution of our business plan and the fulfillment of our DOE Contract obligations.

Research and development expenses primarily consist of engineering costs that totaled $0.6 million for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010. The increase of $0.3 million was due to our focus on research and development activities related to our Blink technologies. We expect our research and development expenses to remain at this level as we continue to expand our research and development activities but expect to fund these costs in whole or in part by partnering with government and industry through research and development cost share contracts. We incurred warrant expense of $1.8 million for the year ending December 31, 2011 associated with the issuance of warrants to Shenzhen Goh in accordance with an amendment to our Master Overhead Joint Venture Agreement. Warrant expense for the year ending December 31, 2010 was $0.

Depreciation expense was approximately $0.5 million for the years ended December 31, 2011 and 2010. We expect this expense to increase as we purchase more property and equipment in support of the growth of our operations.

Non-Operating Income and Expense

For the year ended December 31, 2011, we earned interest income in the amount of $0.02 million compared with $0.04 million for the year ended December 31, 2010. The decrease in interest income is due to the decrease in our cash and cash equivalents balance in 2011 as funds were used for operating activities.

Interest expense was $0.5 million for the year ended December 31, 2011 compared to $0.02 million for the year ended December 31, 2010. The higher amount for 2011 is attributable to interest accrued on our equipment lease with Cisco Capital.

For the year ended December 31, 2011 we had a gain on disposal of assets of $0.02 million compared to a loss on disposal of assets for the same period in 2010 of $0.1 million. The loss in 2010 was primarily related to the disposal of a hydrogen bus no longer operational for use in the business.

Other income was $ 0.01 for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010. The 2010 amount is attributable to the release of accruals set up in 2009 for estimated penalties related to our prior registration statement filings.

Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. Ecotality Inc. is the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., the Company's wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they would be included in International segment as well. These subsidiaries are presented four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations. For the year ended December 31, 2011 and 2010 inter-segment sales were $0.1 million and $0.4 million respectively. All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2011 is as follows:

	YEAR ENDED DECEMBER 31, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$26,194	$1,305	$644	$266	$28,409
Depreciation and amortization	4,132	3	-	30	4,164
Operating income (loss)	(11,761)	71	111	(899)	(12,478)
Interest expense	(470)	-	-	-	(470)
Gain on disposal of assets	18	-	-	-	18
Other expense	(3)	-	-	(31)	(34)
Segment Income (Loss) before Corporate Overhead Allocation	(12,216)	71	111	(930)	(12,964)
Corporate Overhead Allocation	(8,595)	(586)	(250)	-	(9,431)
Segment Loss	$(20,811)	$(515)	$(139)	$(930)	$(22,395)

Not Included in segment loss:
Depreciation on Corporate Assets					77
Reported Net loss					$(22,472)
Capital Expenditures	$15,741	$-	$-	$89	$15,830

Total segment assets - excluding intercompany receivables	$38,830	$330	$164	$377	$39,701
Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					7,316
Total Reported Assets					$50,513

Summarized financial information concerning our reportable segments for the year ended December 31, 2010 is as follows:

	YEAR ENDED DECEMBER 31, 2010
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$11,662	$1,159	$871	$45	$13,737
Depreciation and amortization	581	4	3	3	591
Operating income (loss)	(8,815)	(112)	207	(547)	(9,267)
Interest expense	-	-	-	-	-
Loss on disposal of assets	(6)	-	-	- (6)
Other expense	-	-	-	-	-
Segment Income (Loss) before Corporate Overhead Allocation	(8,821)	(112)	207	(547)	(9,273)
Corporate Overhead Allocation	(5,818)	(699)	(533)	-	(7,050)
Segment Loss	$(14,639)	$(811)	$(326)	$(547)	$(16,323)

Not Included in segment loss:
Depreciation on Corporate Assets					119
Reported Net loss					$(16,442)
Capital Expenditures	$2,220	$-	$-	$17	$2,237

Total segment assets - excluding intercompany receivables	$6,970	$406	$258	$480	$8,114
Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					5,182
Total Reported Assets					$16,792

ECOtality North America is the segment that includes the operating results related to our DOE Contract. The changes in operating results by segment are consistent with the fluctuations noted in the results of operations year over year, as the majority of the increase activity is related to activities under the DOE Contract.

Liquidity and Capital Resources

As of December 31, 2011, we had $9.6 million of cash and cash equivalents compared to $3.8 million as of December 31, 2010. The increase of $5.8 million is attributable to the completion of our public offering in June 2011 that raised $19.2 million in net cash proceeds, net of underwriting discounts and other offering expenses, and net proceeds of $3.2 million from the exercise of the underwriter’s over-allotment option by the underwriters in July 2011. As of December 31, 2011 we had $0.6 million of restricted cash which serves as the collateral for letters of credit and accordingly, is not available for our use in current operations.

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

We utilized cash for operating activities in the amount of $9.3 million during the year ended December 31, 2011 compared to $10.5 million during the year ended December 31, 2010. The use of cash reflected a net loss of $22.5 million in 2011 and $16.4 million in 2010.

Net cash used in investing activities was $16.2 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010. The purchase of property and equipment of $15.8 million in 2011 and $2.2 million in 2010 was primarily for items to be utilized in support of the DOE Contract. In addition, in 2011 and 2010 we capitalized approximately $0.4 million in intangible assets for trademarks and patents costs.

Net cash generated by financing activities was $31.2 million in 2011 compared to $5 million in 2010. The cash generated in 2011 is related to $10 million of capital investment received in January 2011, and to the successful completion of our public offering in June 2011 that raised $19.2 million in net cash proceeds, net of underwriting discounts and other offering expenses, and gross proceeds of $3.2 million from the exercise of the underwriter’s over-allotment option by the Underwriters in July 2011. The 2010 amount is attributable to the receipt of $10.5 million in investment capital received in January 2010. These financing activities have been a critical factor in enabling us to transform ourselves to become a leader in the renewable energy sector.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2011 was focused on the Blink Network by installing thousands of EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF and the Chevy Volt. The vast majority of the installations in 2011 were geared toward satisfying the demand of The EV Project. We also worked to ramp up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after The EV Project’s completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we will continue to revamp our industrial line of products and services as we maintain a focus on the slowly recovering warehouse and airport Ground Support Equipment (“GSE”) markets. It will be critical for us to develop and launch our next generation of industrial products in 2012 with additional features and services, but at lower costs than our products selling price today in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations. Our net working capital was $1.9 million at December 31, 2011. We anticipate a working capital requirement of approximately $10 million for 2012 in order to complete the activities associated with the DOE Contract. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of activities associated with the DOE Contract, and overall economic conditions. We planned and successfully secured debt financing and entered into a licensing agreement in the first quarter of 2012 to address this requirement as noted below.

On March 13, 2012, the Company and ABBTV entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue, and the Investor agreed to purchase, $5,000,000 in aggregate principal amount of a 5.0% Unsecured Convertible Note due 2015 (the “Note”). The Company issued, and completed the sale to the Investor of, the Note. The Note matures on March 13, 2015 and bears interest at a rate of 5.05% per annum, payable quarterly in arrears in cash on the final day of each fiscal quarter beginning on March 31, 2012. The Note is the unsecured obligation of the Company and is senior to the Company’s preferred stock and common stock and other unsecured debt. The Note is convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder at a per share conversion price equal to $1.27, subject to adjustment for stock splits, stock dividends, combinations and other corporate transactions.

On March 13, 2012, the Company and ABB entered into a Blink License Agreement (the Blink License Agreement”). Subject to certain restrictions, the Blink License Agreement grants ABB and its affiliates (1) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (2) the right to use certain of the Company’s trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (3) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, the Company received $5,000,000 from ABB.

Contractual Obligations

On June 12, 2006, the Company entered into a license agreement (the “License Agreement”) with the California Institute of Technology (“CalTech”) whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 97,826 shares of common stock of the Company with a fair market value of $8.2 million. In addition, the License Agreement contemplated certain additional fee arrangements, to date, no additional fees have been paid in connection with the License Agreement.

On January 19, 2007 we purchased a 1,735 square foot, stand-alone office building at a cost of $575,615. A total of $287,959 has been paid. The remaining balance of $287,500, net a tax credit of $156, is structured as an interest-only loan from a non-affiliated third-party, bears an interest rate of 6.75% calculated annually, with monthly payments in the amount of $1,617 due beginning on February 16, 2007. The entire principal balance is due on or before January 16, 2012. This debt was refinanced in the first quarter of 2012.

As of December 31, 2011, the Company has twenty-two leases in effect for operating space. Future obligations under these commitments are as follows for the years ending December 31: $871,415 for 2012, $440,099 for 2013, $223,931 for 2014, $204,148 for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, stock-based compensation, inventory valuations, allowance for bad debts, warranty liability, valuation of deferred tax assets, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. We evaluate goodwill on an annual basis on October 1 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. There were no impairment charges for the year ended December 31, 2011.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for bad debts. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable.

Warranty

The Company warrants a limited number of ECOtality North America products against defects for periods up to 25 years. The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of cost of goods sold. The estimate of warranty costs is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from our estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

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

Contingencies

Periodically, we are the subject of lawsuits or claims for which we have meritorious defenses and for which an unfavorable outcome against us is not probable. In such instances, no loss contingency is recorded since a loss is not probable and it is our policy to expense defense costs as incurred.  We may also consider settlements in fairly limited circumstance, usually related to the avoidance of future defense costs and/or the elimination of any risk of an unfavorable outcome. Such settlements, if any, are recorded when it is probable a liability has been incurred, typically upon entering into a settlement agreement.

Recent Accounting Pronouncements

For a summary of recently issued and adopted accounting standards applicable to us, see Note 2 to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages 40 to 44) form part of the report on the consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ECOtality, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ECOtality, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECOtality, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona

April 16, 2012

ECOtality, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$9,591	$3,845
Restricted cash	587	1,174
Receivables, net of allowance for bad debts of $81 and $80 as of 12/31/11 and 12/31/10, respectively	3,124	1,901
Inventory, net of allowance for excess and obsolete items of $284 and $362 as of 12/31/11 and 12/31/10, respectively	15,497	1,860
Prepaid expenses and other current assets	732	954
Total current assets	29,531	9,734

Property and equipment, net of accumulated depreciation	16,630	3,210
Long term receivable	147	-
Goodwill	3,496	3,496
Intangibles, net of accumulated amortization	709	352

Total assets	$50,513	$16,792

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,939	$1,821
Accrued legal fees	125	612
Accrued payroll	793	431
Unearned revenue, current portion	11,078	680
Warranty reserves	577	262
Current portion of long term debt	1,647	-
Accrued liabilities, other	2,439	1,745
Total current liabilities	27,598	5,551

Long term liabilities:
Long term portion of unearned revenue	121	-
Long term debt	109	288
Total long term liabilities	230	288
Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 and 6,380 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,915 and 11,058 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	24	11
Additional paid-in capital	127,488	93,283
Subscription receivable	-	-
Accumulated deficit	(104,759)	(82,287)
Accumulated foreign currency translation adjustments	(74)	(60)
Total stockholders' equity	22,685	10,953
Total liabilities and stockholders' equity	$50,513	$16,792

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years ended
	December 31,
	2011	2010

Revenue	$28,409	$13,737
Cost of goods sold	27,718	13,182

Gross profit	691	555

Operating Expenses:
General and administrative expenses	19,839	16,408
Depreciation and amortization	465	539
Research and development	622	259
Warrant expense	1,784	-
Total operating expenses	22,710	17,206

Loss from operations	(22,019)	(16,651)

Other income (expense):
Interest income	22	40
Interest expense	(489)	(16)
Gain (loss) on disposal of assets	18	(133)
Other income	5	318
Total other income (expense)	(444)	209

Net Loss before tax	(22,463)	(16,442)
Provision for income taxes	(9)	-

Net Loss	$(22,472)	$(16,442)

Net Loss per share - basic and diluted	$(1.20)	$(1.78)

Weighted average number of common shares outstanding - basic and diluted	18,734	9,254

Comprehensive loss
Net Loss	$(22,472)	$(16,442)
Other comprehensive loss:
Foreign currency translation adjustments	(14)	(5)
Comprehensive loss	$(22,486)	$(16,447)

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

	Series A Convertible Preferred Stock		Common Stock		Common Stock owed but not issued	Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Accum. foreign currency translation adjustments	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	8,598	$8	6,712	$7	$2	$88,412	$(5,000)	$(65,845)	$(55)	$17,529

Net loss for the year	-	-	-	-	-	-	-	(16,442)	-	(16,442)

Foreign Currency Translation Adjustments	-	-	-	-	-	-	-	-	(5)	(5)

Shares issued for Equity Investment in ECOtality	-	-	1,389	1	(1)	-	5,000	-	-	5,000

Issuance of Options to employees/board/consultants	-	-	-	-	-	4,745	-	-	-	4,745

Shares issued for professional services	-	-	30	-	-	65	-	-	-	65

Shares issued for employee compensation	-	-	674	1	(1)	-	-	-	-	-

Cashless exercise of warrants	-	-	15	-	-	-	-	-	-	-

Conversion of preferred	(2,218)	(2)	2,218	2	-	-	-	-	-	-

Shares issued for cash, net of expenses	-	-	20	-	-	10	-	-	-	10

Issuance of warrants	-	-	-	-	-	51	-	-	-	51

Balance, December 31, 2010	6,380	$6	11,058	$11	$-	$93,283	$-	$(82,287)	$(60)	$10,953

Net loss for the year	-	-	-	-	-	-	-	(22,472)	-	(22,472)

Foreign Currency Translation Adjustments									(14)	(14)

Issuance of Options to employees/board/consultants	-	-	-	-	-	338	-	-	-	338

Shares issued for professional services	-	-	13	-	-	47	-	-	-	47

Shares issued for employee compensation	-	-	415	-	-	544	-	-	-	544

Conversion of preferred	(50)	-	50	-	-	-	-	-	-	-

Shares issued for cash, net of expenses	-	-	12,379	13	-	31,492	-	-	-	31,505

Issuance of warrants	-	-	-	-	-	1,784	-	-	-	1,784

Balance, December 31, 2011	6,330	$6	23,915	$24	$-	$127,488	$-	$(104,759)	$(74)	$22,685

The accompanying notes are an integral part of these consolidated financial statements

ECOtality, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2011	2010
Cash flows from operating activities
Net Loss	$(22,472)	$(16,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued for services and compensation	929	4,860
Warrant expense	1,784	-
Depreciation and amortization	4,241	710
Change in restricted cash	587	(1,174)
(Gain)/Loss on disposal of assets	(18)	133
Changes in operating assets and liabilities:
Accounts receivable	(1,370)	(605)
Inventory	(13,637)	(1,111)
Prepaid expenses and other	222	(566)
Accounts payable	9,118	1,448
Accrued liabilities	11,325	2,293
Net cash used in operating activities	(9,291)	(10,454)
Cash flows from investing activities
Purchase of property and equipment	(15,830)	(2,238)
Proceeds from sale of equipment	19	57
Purchase of intangibles	(385)	(352)
Net cash used in investing activities	(16,196)	(2,533)
Cash flows from financing activities
Proceeds on sale of common stock, net of expenses	31,505	-
Payments on capital lease obligation	(258)	-
Proceeds from warrant exercise	-	12
Proceeds from subscription receivable	-	5,000
Net cash provided by financing activities	31,247	5,012
Effect of exchange rate changes on cash and cash equivalents	(14)	(5)
Net increase (decrease) in cash and cash equivalents	5,746	(7,980)
Cash and cash equivalents – beginning	3,845	11,825
Cash and cash equivalents – ending	$9,591	$3,845
Supplemental disclosures:
Interest paid	$232	$16
Assets acquired using capital lease obligations	$1,803	$-

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

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

The accompanying consolidated financial statements have been prepared with U.S. generally accepted accounting principles and include the accounts of ECOtality Inc. (corporate), ECOtality Stores (dba Fuel Cell Store), Innergy Power Corporation, Portable Energy de Mexico S.A. de C.V. (a subsidiary of the Company), Electric Transportation Engineering Corporation, d.b.a. ECOtality North America (“ECOtality North America”) and its subsidiary, Electric Transportation Applications, and ECOtality Australia Pty Ltd (also referred to collectively as “ECOtality”, or “the Company” in this report). All significant inter-company balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification ™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220 - Presentation of Comprehensive Income). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September, 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update simplifies how a company tests goodwill for impairment. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the provisions of ASU 2011-08 and do not believe it will have a material impact on the Company’s consolidated financial statements.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company has entered into agreements, including grant agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of Electric Vehicles (“EVs”), including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and have only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimate in the period when they occur. In certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which the Company may either buy out upon termination of the agreement, offer to the government to buy out the Company’s interest in the assets or sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement.

Revenue from service agreements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred. Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. If the arrangement requires customer acceptance, revenue is recognized when acceptance occurs. The Company’s products are sold without a right of return.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets, warranty liability, allowance for excess and obsolete inventory, allowance for bad debts and future cash flows associated with long-lived assets including goodwill. Actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents. Interest income is credited to cash balances as earned.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for bad debts. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable.

The long-term receivable is made up of billings for projects on which a portion of the payments are withheld pending completion of the project. Based on the contract with California Energy Commission (CEC), 10% of all billings will be retained until the end of the project, which is scheduled to end in 2013.

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated on a straight line basis over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. The estimated useful lives for significant property and equipment categories are as follows:

Computer Software	3 years
Equipment, Vehicles, Furniture & Fixtures	1-7 years*
Buildings	39 years
Leasehold Improvements	15 years or the life of the lease, whichever is shorter

* Equipment utilized for contracts is depreciated over the term of the contract.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Impairment of Long-Lived Assets and Intangible Assets

Management regularly reviews property, equipment, intangibles and other long-lived assets for indicators of potential impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about future cash flows and discount rates; and (2) the impact that recording an impairment charge would have on the assets reported on the Company’s balance sheet, as well as net loss, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. During the years ended December 31, 2011 and 2010, the Company had no impairment expense.

Goodwill

Goodwill has been recorded as a result of the Company’s acquisition of Electric Transportation Engineering Corporation in 2007. The goodwill is not deductible for tax purposes.

Goodwill is not amortized but instead is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it may be impaired. The Company evaluates goodwill on an annual basis on October 1 of each fiscal year. The test for goodwill impairment is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and, therefore, the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment charge, compares the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge shall be recorded in an amount equal to that excess. There were no impairment charges recognized for the years ended December 31, 2011 and 2010.

Intangible Assets

Intangible assets consist of capitalized costs to develop trademarks, including attorney fees, registration fees, design costs and the costs of securing the trademarks, and legal costs to establish new patents.

The Company capitalized legal costs to establish new patents or trademarks and amortize the cost over the life of the intangible asset or its economic use, if deemed to be shorter. Finite-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment charge is recorded to write the asset down to their estimated fair values. Fair values are estimated utilizing discounted future cash flows.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and board members using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Black-Scholes pricing model is used to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

Accounting for stock options issued to nonemployees is based on the estimated fair value of the awards using the Black-Scholes pricing model. The measurement of stock-based compensation is subject to adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the consolidated statements of operations during the period the related services are rendered.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards. These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend. The expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award. The expected volatility is determined based on daily historical price observations for the Company’s shares over the expected term or as close to that term as possible subject only to the limitation of the Company’s trading history. The risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term. The expected dividend yield was assumed to be zero as the Company has not paid, and do not anticipate paying, cash dividends on shares of common stock.

The Company’s estimate of forfeiture rate is based on an analysis of employee turnover and historical forfeitures, and the appropriateness of the forfeiture rate will continue to be evaluated s based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

 The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model. Each of these inputs is subjective and generally requires significant management and director judgment to determine.

Inventory Valuation

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market value. Inventory write-downs for potentially excess and obsolete inventory are recorded based on forecasted demand, economic trends and technological obsolescence of the Company’s products. If future demand or market conditions are less favorable than the Company’s projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If actual demand and market conditions are less favorable than anticipated, additional inventory adjustments could be required in future periods.

Warranty Reserves

The Company warrants a limited number of ECOtality North America products against defects for periods up to 25 years. The Company accrues for estimated warranty costs at the time of revenue recognition and records such accrued liabilities as part of cost of goods sold. The estimate of warranty costs is based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods. Activity for the Company’s warranty reserves, which is included in accrued liabilities, is summarized below (in thousands):

	December 31, 2011	December 31, 2010
Beginning balance	262	211
Additional warranty accrued	413	150
Costs applied to warranty accrual	(98)	(99)
Ending balance	577	262

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

Due to certain significant ownership changes in the past, in 2011 the Company conducted a Section 382 study to determine if any of the historical net operating losses (NOLs) will be limited in the future. While the study is not finalized, it was determined that the Company had three ownership changes during the period they generated NOLs. As a result of these changes, the Company is subject to an annual limitation on the use of the NOLs but assuming the Company generates taxable income as needed, prior to the NOLs expiring, the Company should be able to fully utilize the NOLs.

Research and Development Costs

Research and development costs include costs of developing new products and processes, as well as design and engineering costs. Research and development costs are charged to expense when incurred.

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Ecotality Inc. is the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., the Company’s wholly owned subsidiary in Australia, markets and distributes Blink and Minit-Charger equipment in Australia and Southeast Asia. The company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they would be included in International segment as well. These subsidiaries are presented four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4 – Net Loss per Common Share – Basic and Diluted

Net loss per common share - basic is computed by dividing reported net loss by the weighted average common shares outstanding. The Company’s preferred stockholders have no obligation to fund the Company’s losses; accordingly, no losses are allocated to shares of preferred stock. In the periods when the Company earns net income, net income per common share - basic will be determined using the two-class method. Under this method, net income per share is calculated for common stock and participating securities such as preferred stock considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Except where the result would be anti-dilutive, net loss per common share - diluted has been computed assuming the conversion of outstanding shares of preferred stock into common stock, and the exercise of stock warrants and stock options. The two-class method will be used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock. For the years ended December 31, 2011 and 2010, the assumed conversion of convertible preferred stock and the exercise of stock warrants and stock options are anti-dilutive due to the Company’s net losses and are excluded in determining net loss per common share - diluted. Accordingly, net loss per common share - diluted equals net loss per common share - basic in all periods presented.

Net loss per common share has been computed using the weighted average number of common shares outstanding during the periods presented.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 - Income Taxes

Components of the Company’s provision for income taxes are as follows:

Years ended December 31,	2011	2010
(In thousands)

Federal	$-	$-
State	1	-
Foreign	8	-
Total current	9	-

Federal
State
Foreign
Total deferred	-	-

Provision for income taxes	$9	$-

The effective income tax rates differ from statutory US federal income tax rates as follows:

Years ended December 31,	2011	2010
(In thousands)

Taxes at federal statutory rate	-34.00%	-34.00%
State income tax net	0.61%	0.00%
Other , primarily permanent items	0.12%	3.94%
Valuation allowance	33.22%	30.06%
Provision for income taxes	-0.05%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax assets consist of the following:

December 31,	2011	2010
(In thousands)

Deferred Tax Assets
Net Operating Loss Carryforwards	$26,592	$20,087
Stock Options	1,611	1,282
Reserves	354	268
Other	284	14
	28,841	21,651
Valuation allowance	(28,598)	(21,487)
Total Deferred Tax Assets	243	164

Deferred Tax Liabilities
Property and Equipment	(242)	(135)
Deferred Rent	-	(29)
Other	(1)
Total Deferred Tax Liabilities	(243)	(164)

Net Deferred Tax Asset/(Liabilities)	$-	$-

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

An assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance was performed. This assessment included the evaluation of the reversal of temporary differences. As a result, it was concluded that is more likely than not that the net deferred tax assets will not be realized and thus the Company has provided an allowance for the entire net deferred tax asset balance. The valuation allowance was $28.6 million at December 31, 2011 and $21.5 million at December 31, 2010.

The Company is subject to the accounting guidance for uncertain income tax positions as of January 1, 2007. The Company's significant filing jurisdictions are federal, Arizona and California. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Accordingly, no reserves for uncertain tax positions have been recorded and no interest and penalties have been accrued.

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months. All the years are open for examination until three to four years after the utilization of the net operating losses.

Due to certain significant changes in ownership in prior years, some of the net operating losses are subject to limitation under Internal Revenue Code Sections 382.

Note 6 – Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and December 31, 2010.

Note 7 – Balance Sheet Components

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits. At December 31, 2011 and 2010, the Company had approximately $9.8 million and $3.9 million in excess of FDIC insured limits, respectively. The Company has not experienced any losses on its deposits of cash and cash equivalents.

At December 31, 2011, the following customers made up 10% or more of the accounts receivable balance: Roush Manufacturing $1.1M, and California Energy Commission $0.4M. The accounts receivable from these customers is not considered to represent a significant credit risk based on past collection experience and the general creditworthiness of the customers.

Inventory

Inventories as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$1,425	$926
Work-in-process	40	381
Finished goods	14,316	915
Less: allowance for excess and obsolete items	(284)	(362)
	$15,497	$1,860

Intangible Assets

The Company capitalizes costs to develop trademarks including attorney fees, registration fees, design costs and the costs of securing it. Trademarks are amortized over a useful life of ten years starting in 2011. The Company recognized $0.027M and $0 of amortization on trademarks during the year ending December 31, 2011 and 2010 respectively.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company capitalizes legal costs to establish new patents and amortizes them over the life of the patent. When the patents are approved and in use, amortization is commenced at that time. Patents are amortized over a useful life of twenty years or less. The Company recognized $0.001M and $0 of amortization on patents during the year ending December 31, 2011 and 2010 respectively.

Intangible assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Brand, Trademark	289	250
Patents, in service	173	-
Patents, not in service	275	102
	737	352
Less: accumulated amortization	(28)	-
Net Brand, Trademark and Patents	709	352

Estimated amortization expense for the next five year period and thereafter is based on trademarks and patents currently in service (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Amortization	39	39	39	39	39	195	462

Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	At December 31, 2011	At December 31, 2010
Equipment	18,617	2,962
Buildings	576	576
Vehicles	1,558	792
Furniture and fixtures	254	135
Leasehold improvements	792	600
Computer software	1,878	1,071
	23,675	6,136
Less: accumulated depreciation	(7,045)	(2,926)
	16,630	3,210

Unearned Revenue

Unearned revenue at December 31, 2011 and 2010 relates to the DOE EV Project and the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (CEC project) as well as other projects for which invoices are generated as costs are incurred and revenue is recognized as the related services are performed, or otherwise meet the revenue recognition criteria.  The current and long term portions of unearned revenue as of December 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
DOE Project	$9,010	$680
CEC Project	1,162	-
Other	1,027	-
	$11,199	$680

Note 8 – Long Term Debt

On January 16, 2007, the Company purchased an office building for an aggregate price of $576,000. Half of the aggregate price of $288,000 was paid in cash and the remaining balance of $288,000 was structured as an interest-only loan. The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007. The entire principal balance was due in January 2012 and has been extended. See Note 17.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment cost at $1.8 million, which was determined to be a capital lease. This 18-month capital lease of equipment obligates the Company to $2.1 million of lease payments starting August 1, 2011. The equipment covered by this lease is to be utilized by the Company in furthering the deployment of home energy management systems. At December 31, 2011, the total liability balance relating to the capital lease obligation was $1.4 million, with $1.3 million of the liability classified as current and the remaining $0.1 million classified as non-current. At December 31, 2011, the total obligation for future minimum lease payments was $1.5 million, with $0.1 million attributed to interest. The scheduled payments on this capital lease obligation including interest for the five months ended December 31, 2011 was $0.6 million. Since the equipment for this capital lease has not been put into service yet, related depreciation expense was not recorded in the year ended December 31, 2011.

Note 9 – Stockholders’ Equity

Common Stock

During the year ended December 31, 2011, the Company completed the following common stock transactions:

On January 10, 2011, 2,604,167 shares of common stock and warrants to purchase 1,041,667 shares of common stock at $4.91 per share were issued in return for $9.3 million in cash net offering expenses.

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

Pursuant to the Underwriting Agreement entered into on June 22, 2011 between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”), the Company granted the Underwriters a 30-day option to purchase up to 1,275,000 shares of common stock to cover over-allotments.  On July 7, 2011, the Underwriters exercised their over-allotment option in full and purchased 1,275,000 shares of common stock from the Company at a purchase price of $2.50 per share.  Net proceeds to the Company were approximately $3.0 million.

On July 27, 2011, the Company issued 166,666 restricted common shares to two executive officers as approved by the Compensation Committee of the Board of Directors.

On September 29, 2011, the Company issued 111,347 restricted common shares to executive officers and employees in accordance with mid-year bonuses approved by the Compensation Committee of the Board of Directors.

On November 8, 2011, the Company issued 137,500 restricted common shares to an executive officer in accordance with an employment agreement approved by the Compensation Committee of the Board of Directors.

In the year ended December 31, 2011, 4 previously outstanding fractional shares of Common Stock (resulting from the November 2009 reverse stock split) were bought back and cancelled by the Company reducing the total outstanding shares by that amount.

Preferred Shares

On March 30, 2011, 50,000 shares of preferred stock were converted to 50,000 shares of common stock.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 - Stock Warrants

The following table summarizes the stock warrants activity for the years ended December 31, 2011 and 2010:

		Weighted-
		Average
	Number	Exercise
	Of Shares	Price
Outstanding at December 31, 2009	3,071,023	$9.69
Granted	9,999	$0.60
Exercised	(36,664)	$0.60
Cancelled	-	-
Outstanding at December 31, 2010	3,044,358	$9.76
Granted	1,519,444	$3.55
Exercised	-	$-
Cancelled	(33,946)	$77.59
Outstanding at December 31, 2011	4,529,856	$7.18

Additional information regarding the Company’s stock warrants outstanding and the weighted-average price as of December 31, 2011 is summarized below:

		Weighted-
		Average
		Remaining
	Number of	Contractual	Weighted-
	Shares	Life in	Average
Exercise Prices	Outstanding	Years	Price
$9.00	3,010,412	2.86	$9.00
$4.91	1,041,667	4.46	$4.91
$0.60	477,777	4.12	$0.60
	4,529,856	3.30	$7.17

On January 13, 2011, a warrant to purchase 1,041,667 shares of common stock with a strike price of $4.91, expiring in January 2016, was issued to ABB Technology Ventures Ltd. (“ABBTV”) pursuant to the Securities Purchase Agreement in partial consideration for ABBTV’s investment in the Company of $10.0 million in cash (see Note 15). The warrant was exercisable upon issuance. The warrant represents an equity instrument and was included in additional paid-in capital, along with the remainder of the proceeds from the investment by ABBTV.

On February 17, 2011, a warrant to purchase 477,777 shares of common stock with a strike price of $0.60, expiring in February 2016, was issued to Shenzen Goch Investment Ltd. (“SGI”) in accordance with an amendment to the Master Overhead Joint Venture Agreement.  This warrant was exercisable upon issuance and was valued at $1.8 million using the Black Scholes model (strike price $0.60, stock price $3.85, expected term five years, volatility 151%, risk free interest rate 2.3%). The value of the warrant of $1.8 million expensed during the year ended December 31, 2011, represents a release of exclusivity rights previously granted to SGI which was necessitated by the Securities Purchase Agreement with ABBTV. The warrant represents an equity instrument and was included in additional paid-in capital.

During the year ended December 31, 2011, warrants to purchase 33,946 shares of common stock with an average exercise price of $77.59, expired.

Note 11 - Stock-Based Compensation

Stock options:

On July 6, 2011, the Company’s outside directors received a total of 34,500 ten-year options to purchase common stock at a $2.74 exercise price (the closing price on that date). These options were issued pursuant to the Company’s director compensation plan.

On July 22, 2011, the Company issued 41,667 ten-year options to purchase common stock at a $3.03 exercise price (the closing price on that date) to two of its executive officers as approved by the Compensation Committee of the Board of Directors.

The following table summarizes the stock option activity for the years ended December 31, 2011:

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding — December 31, 2010	1,217,498	$5.20	9.40	$15
Additional options authorized
Granted	76,167	2.90
Repurchased
Forfeited	(18,000)	4.08
Exercised	-
Outstanding — December 31, 2011	1,275,665	$5.06	8.47	$8

Vested — December 31, 2011	1,065,248	$5.40
Expected to Vest	210,417

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2011 is summarized below:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Shares Subject to Stock Options

$16.80	16,666	5.83	16,666
$11.10	11,666	6.00	11,666
$6.19	100,000	8.54	100,000
$5.39	742,000	8.34	742,000
$4.60	57,500	8.37	57,500
$4.04	35,000	8.34	35,000
$3.62	25,000	8.89	6,250
$3.53	200,000	8.88	50,000
$3.03	41,667	2.81	-
$2.74	29,500	9.76	29,500
$2.40	16,666	6.83	16,666

	1,275,665		1,065,248

A summary of the assumptions used in calculating the fair value of option awards during the years ended December 31:

	2011	2010

Expected term (in years)	1.75 - 5	2.5 - 5
Risk-free interest rate	0.4 – 1.66%	1.33 - 3.83%
Expected volatility	78 - 146%	155 - 172%
Expected dividend rate	0%	0%

The share-based compensation expenses recognized in the consolidated statements of operations was $0.9 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively and includes the expense for options and restricted common stock awards.

Restricted Common Shares

	Number of Vesting Restricted Shares	Weighted-Average Share Price at date of grant	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding — December 31, 2010	-	$-	-	$-
Granted	415,513	2.38	1.4	449
Repurchased	-	-	-	-
Forfeited	-	-	-	-
Outstanding — December 31, 2011	415,513	$2.38	1.4	$449

Vested — December 31, 2011	-	$-
Expected to Vest	411,178

On July 22, 2011, the Company granted 166,666 restricted common shares under the stock-based compensation plan and $0.5 million of pre-tax stock-based compensation expenses was recorded in the year ended December 31, 2011.

On September 29, 2011, the Company granted 111,347 restricted common shares under the stock-based compensation plan that vest after 2 years of service. The fair values of these restricted common shares were equal to the closing market price of the underlying common shares on the date of grant. The total calculated pre-tax stock-based compensation expense for these restricted common shares was $0.2 million. $0.03 million was recorded in the year ended December 31, 2011 and the balance will be recognized over the remaining vesting period.

On November 8, 2011 the Company issued 137,500 restricted shares of the Company's $0.001 par value common stock to an executive officer pursuant to an employment agreement. The fair values of these restricted common shares were equal to the closing market price of the underlying common shares on the date of grant. The calculated pre-tax stock-based compensation expense for these restricted common shares was $0.3 million. $0.01 million was recorded in the year ended December 31, 2011 and the balance will be recognized over the remaining vesting period.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payments on these operating leases are approximately $91,000. Some leases are month to month, which require no future obligation; however, all termed leases expire through December 2015. Future minimum annual lease payments for non-cancelable operating leases in effect at December 31, 2011 are as follows:

Year ending December 31:
2012	$871,415
2013	440,099
2014	223,931
2015	204,148
Total future minimum lease payments	$1,739,593

The total rental expense included in the consolidated statements of operations for the years ended December 31, 2011 and 2010 was $0.8 million and $0.6 million, respectively.

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between ECOtality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and ECOtality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. On June 12, 2006, ECOtality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already made, the License Agreement contemplated certain additional consideration involving fee payments, to date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was $0.1 million and $0.09 million at December 31, 2011 and 2010, respectively.

Contingencies

We and our ECOtality North America subsidiary, as well as certain individuals, have received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  Our Board of Directors, through its Audit Committee, continues to monitor the ongoing inquiry.   We continue to cooperate fully with the SEC.

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

On April 15, 2011, the Company received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that the Company promised to make Coulomb the exclusive supplier for all the Company’s public charging stations and asserting that the Company infringed Coulomb’s trademarks by including references to Coulomb in one of the Company’s websites. On May 3, 2011, the Company responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. ECOtality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary. On October 7, 2011, the Company entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). The Tolling Agreement is set to expire on June 30, 2012; provided that either party may, at any time, terminate the Tolling Agreement (and thus terminate the tolling of the statutes of limitations) by giving 30 days’ notice to the other party.

On February 13, 2012, Synapse Sustainability Trust, Inc. filed a suit against ECOtality, ECOtality North America and one other unrelated defendant in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of ECOtality in acquiring non-conforming electric vehicle charging units totaling approximately $160,000 that did not satisfy Synapse’s requirements Synapse seeks monetary damages in the amount of $6 million. ECOtality believes all of Synapse’s allegations to be unfounded and intends to defend its position vigorously.

The Company received a letter, dated March 19, 2012, from a law firm representing Ardour Investments, LLC claiming that the Company breached its obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services it alleges were provided by Ardour to the Company under an Engagement Letter between the Company and Ardour, dated November 1, 2007, as amended March 9, 2009. Ardour is claiming damages in the amount of $335,000. Along with the demand letter they have also delivered a draft complaint stating the claims they intend to file in the Supreme Court of the State of New York if the Company fails to make payment on their demand. We are currently evaluating the merits of Ardour’s case and have retained FB&M in connection with the matter.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 13 – Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. Ecotality Inc. is the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems – battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., the Company’s wholly owned subsidiary in Australia, markets and distributes Blink and Minit-Charger equipment in Australia and Southeast Asia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they would be included in International segment as well. These subsidiaries are presented four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

Management continues to assess how it evaluates segment performance, and currently utilizes income (loss) from operations. For the years ended December 31, 2011 and 2010, inter-segment sales were $0.1 million and $0.4 million, respectively. All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2011 is as follows:

	YEAR ENDED DECEMBER 31, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$26,194	$1,305	$644	$266	$28,409
Depreciation and amortization	4,132	3	-	30	4,164
Operating income (loss)	(11,761)	71	111	(899)	(12,478)
Interest expense	(470)	-	-	-	(470)
Gain on disposal of assets	18	-	-	-	18
Other expense	(3)	-	-	(31)	(34)
Segment Income (Loss) before Corporate Overhead Allocation	(12,216)	71	111	(930)	(12,964)
Corporate Overhead Allocation	(8,595)	(586)	(250)	-	(9,431)
Segment Loss	$(20,811)	$(515)	$(139)	$(930)	$(22,395)

Not Included in segment loss:
Depreciation on Corporate Assets					77
Reported Net loss					$(22,472)
Capital Expenditures	$15,741	$-	$-	$89	$15,830

Total segment assets - excluding intercompany receivables	$38,830	$330	$164	$377	$39,701
Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					7,316
Total Reported Assets					$50,513

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2010 is as follows:

	YEAR ENDED DECEMBER 31, 2010
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$11,662	$1,159	$871	$45	$13,737
Depreciation and amortization	581	4	3	3	591
Operating income (loss)	(8,815)	(112)	207	(547)	(9,267)
Interest expense	-	-	-	-	-
Loss on disposal of assets	(6)	-	-	- (6)
Other expense	-	-	-	-	-
Segment Income (Loss) before Corporate Overhead Allocation	(8,821)	(112)	207	(547)	(9,273)
Corporate Overhead Allocation	(5,818)	(699)	(533)	-	(7,050)
Segment Loss	$(14,639)	$(811)	$(326)	$(547)	$(16,323)

Not Included in segment loss:
Depreciation on Corporate Assets					119
Reported Net loss					$(16,442)
Capital Expenditures	$2,220	$-	$-	$17	$2,237

Total segment assets - excluding intercompany receivables	$6,970	$406	$258	$480	$8,114
Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					5,182
Total Reported Assets					$16,792

NOTE 14 – Agreement with Department of Energy (DOE Contract)

On September 30, 2009, the Company’s ECOtality North America subsidiary received a cost-share grant, with the DOE for the amount of $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECOtality North America was awarded a $15.0 million extension of which $1.2 million is sub-funded to federal research and development centers (such cost-share grant, as extended, the “DOE Contract”). In connection with the DOE Contract, ECOtality North America is performing services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (“The EV Project”).  ECOtality North America’s obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by ECOtality North America, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the terms of the contract allow the company to submit as allowable costs (also referred to “in kind costs”) certain estimated costs of ownership incurred by the owners of the vehicles in the program. With respect to such allowable in kind costs, the Company incurs minimal actual costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $118.7 million are in-kind costs. The EV Project commenced in October 2009 and is currently scheduled to terminate in 2013. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter.

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

In the early stages of the contract, the allowable costs are primarily driven by labor, software and acquisition of hardware. The allowable costs and associated revenues generated in the later stages of the contract are driven by and subject to the number of electric vehicles that are deployed at any given time. To the extent that the deployment of vehicles is delayed and or the total number of vehicles is less than projected, the total allowable costs and the resulting realizable revenue will be less than the than full amount provided for by the DOE Contract.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

In January 2012 the DOE notified the Company that it was proceeding with the definitization process and advised the Company verbally that a change will be made to disallow reimbursement of certain in-kind costs. The Company does not expect this change to impact our aggregate reimbursements by the DOE or the aggregate costs to be incurred, because in-kind costs result in minimal actual costs incurred by the Company, and the total allowable in-kind costs, which are driven by the deployment of vehicles, are expected to still be sufficient to claim the maximum amounts allowed under the DOE Contract. However, in connection with these DOE communications the Company has revised its methodology to measure the cumulative effort incurred under the EV Project for purposes of recognizing grant revenue, and excluded the in-kind costs no longer allowed for reimbursement.

DOE Contract accounted for 64% of revenue for the year ended December 31, 2011, and 42% for the year ended December 31, 2010. The DOE Contract receivables balance was zero at December 31, 2011, and $0.9 million or 46% of the receivables balance at December 31, 2010.

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

On January 10, 2011, the Company entered into a Collaboration and Strategic Supplier Relationship Framework Agreement with ABB Inc., an affiliate of ABBTV. This agreement sets forth the general terms for the collaboration and strategic supplier relationship that ABB Inc. and the Company have agreed to implement between themselves and their affiliated companies. Also on January 10, 2011, the Company and ABB Inc. entered into the Collaboration and Strategic Supplier Relationship for North America Markets Agreement. This agreement sets forth the terms of the supplier relationship between the Company and ABB Inc. with respect to the North American market, providing that ABB Inc. and its affiliates will collaborate with the Company and its affiliates to further the development, expansion, and acceptance of market-leading battery charging solutions that incorporate, use or rely on the Company’s technology and/or that provide the networking functionality that the Company and its affiliates have designed and operate, associated with its “BLINK” trademark. The Company has an obligation to purchase products for battery charging solutions from ABB Inc., subject to ABB Inc. products meeting the Company’s requirements and certain terms and conditions. ABB Inc. also has a right of first refusal to supply current and future products for battery charging solutions to the Company. These agreements were amended in the first quarter of 2012.

ABBTV purchased 1,615,000 shares as part of the June 2011 public offering.

Note 16 – Agreement with Shenzhen Goch Investment Ltd. (SGI)

On July 2, 2009, the Company executed a non-binding Letter of Intent with SGI. On September 15, 2009, the Company and SGI executed a Master Overhead Joint Venture Agreement and prepared draft business agreements. These arrangements specified creation of two joint ventures for the production and distribution of battery charging systems and electric vehicle infrastructure systems in China, one for the purpose of manufacturing battery charging and electric vehicle infrastructure systems for global sale, and the other for pursuing the marketing and sale of the products within an exclusively designated territory. The Company was to grant a perpetual, non-assignable, no-royalty license to both companies with regard to their respective branded products within the specified exclusive territory. Ecotality was to own 20% of the manufacturing and 40% of the distribution companies, and was to have a Technology Consulting Agreement with the distribution company. The manufacturing company was to be funded by SGI in the amount of $10.0 million, and the distribution company in the amount of $5.0 million. Subsequently, the parties agreed to modify the draft arrangement to form a single joint venture with exclusive sales and distribution rights in China, exclusive supply rights in China subject to certain limitations, and the amount of funding to be provided by SGI limited to $5.0 million. As of December 31, 2011, documentation requiring approval by Chinese authorities of the single joint venture and the Company is currently awaiting the results of this review.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The draft business agreements also had provided for SGI to receive certain warrants to purchase the Company’s common stock based on its payment of certain license fees, its capital contributions to the joint venture, and the amount of products purchased by the Company from the joint venture. The parties have agreed that instead, SGI would be entitled to immediately receive warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock. The value of the warrant was expensed in the year ended December 31, 2011 for $1.8 million and represented a release of exclusivity rights previously granted to SGI which became necessitated by the Investment and the Securities Purchase Agreement with ABBTV.  SGI will also be entitled to receive upon the final formation and total $5.0 million funding of the joint venture another warrant to purchase 477,777 shares of the Company’s common stock.

As part of the amendment, SGI also assigned all its economic interests under this agreement to Green Valley International Energy Investment Company, based in Beijing, China.

Note 17 – Subsequent Events

On January 3, 2012 the Company issued 250,000 ten-year options with an exercise price of $1.05 (the closing stock price on that date) to employees.

On January 5, 2012, the Company signed a lease with Wells Fargo Bank, N.A. for space in San Francisco to house the Company’s corporate offices. This lease calls for monthly payments of $8,983 for the first 12 months and $9,392 for the duration. The lease expires on December 17, 2013.

On January 16, 2007, the Company purchased an office building located in Scottsdale, Arizona, for an aggregate price of $565,615. A total of $287,959 has been paid and a tax credit has been recorded in the amount of $156. The Company subsequently paid $100,000 in connection with the refinance of the property on January 20, 2012. The remaining balance of $187,500 is structured as an interest-only loan, bears an interest rate of 7.0% calculated annually, with monthly payments in the amount of $1,094 due on or before January 16, 2014, with the possibility of an extension to January 16, 2016. The loan is secured by a deed of trust on the office building.

On February 13, 2012, Synapse Sustainability Trust, Inc. filed a suit against ECOtality, ECOtality North America and one other unrelated defendant in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of ECOtality in acquiring non-conforming electric vehicle charging units that did not satisfy Synapse’s requirements. Synapse seeks monetary damages in the amount of $6 million. ECOtality believes all of Synapse’s allegations to be unfounded and intends to defend its position vigorously.

On February 14, 2012 the Company issued 100,000 ten-year options with an exercise price of $1.19 (the closing stock price on that date) to an employee in accordance with an employment agreement.

On February 22, 2012, the Company issued 32,000 ten-year options with an exercise price of $1.16 (the closing stock price on that date) to the Company’s independent directors in accordance with the Company’s director compensation plan.

On July 15, 2011, the Company signed an 18 month capital lease with Cisco Capital for $1.8 million of Home Energy Management computers and related networking equipment.  In February 2012, this lease was terminated and the Home Energy Management computers ($1.6 million) were returned to the vendor.  The networking equipment ($0.2 million) was kept by the Company for utilization in the EV Project and a portion of lease payments made in 2011 were assigned to the full payment of this equipment.  The remainder of lease payments made in 2011 has been refunded to the Company and no further obligation to Cisco exists under this lease.

On March 13, 2012, the Company entered into the following material definitive agreements:

Convertible Note Purchase Agreement

The Company and ABBTV entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue, and the Investor agreed to purchase, $5,000,000 in aggregate principal amount of a 5.0% Unsecured Convertible Note due 2015 (the “Note”).

The Company issued, and completed the sale to ABBTV of, the Note. The Note matures on March 13, 2015 and bears interest at a rate of 5.05% per annum, payable quarterly in arrears in cash on the final day of each fiscal quarter beginning on March 31, 2012. The Note is the unsecured obligation of the Company and is senior to the Company’s preferred stock and common stock and other unsecured debt. The Note is convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder at a per share conversion price equal to $1.27 subject to adjustment for stock splits, stock dividends, combinations and other corporate transactions.

Registration Rights Agreement

In connection with the potential conversion of the Note, the Company and ABBTV entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement providing for the resale of the securities issuable upon a conversion of the Note. The registration statement must be filed no later than 60 days after the issuance date of the Note. The registration statement must be declared effective by the Securities and Exchange Commission (the “SEC”) no later than 90 days after the issuance date of the Note (or, in the event of a “full review” by the SEC, no later than 120 days after such issuance date). The Company will be required to pay liquidated damages to ABBTV as set forth in the Registration Rights Agreement if it fails to meet these deadlines.

ECOTALITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Amendment to Warrant

In connection with the Convertible Note Purchase Agreement, the Company and ABBTV entered into an Amendment to Warrant (“Warrant Amendment”), amending that a certain warrant to purchase up to 1,041,667 shares of common stock of the Company (the “Warrant”), which the Company issued to ABBTV on January 13, 2011. The Warrant Amendment reduces the exercise price applicable to the Warrant from $4.91 per share to $2.50 per share.

The 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement

The Company and ABB entered into the 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement (the “2012 Amended and Restated Collaboration Agreement”), amending and restating, collectively, that certain Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of January 10, 2011, and that certain Collaboration and Strategic Supplier Relationship For NAM Agreement, dated as of January 10, 2011, between the Company and ABB. The 2012 Amended and Restated Collaboration Agreement, among other things, sets out the general framework upon which the Company and ABB and its affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and in connection with the supplier relationship between the Company and ABB with respect to the North American market.

Blink License Agreement

The Company and ABB entered into a Blink License Agreement (the “Blink License Agreement”). Subject to certain restrictions, the Blink License Agreement grants ABB and its affiliates (1) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (2) the right to use certain of the Company’s trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (3) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, the Company received $5,000,000 from ABB.

On March 19, 2012, the Company received a letter from a law firm representing Ardour Investments, LLC claiming that the Company breached its obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services it alleges were provided by Ardour to the Company under an Engagement Letter between the Company and Ardour, dated November 1, 2007, as amended March 9, 2009. Ardour is claiming damages in the amount of $335,000. Along with the demand letter they have also delivered a draft complaint stating the claims they intend to file in the Supreme Court of the State of New York if the Company fails to make payment on their demand. We are currently evaluating the mertis of Ardour’s case and have retained outside counsel in connection with the matter.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, it was concluded that our internal controls and procedures were effective for the period ended December 31, 2011.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, it was concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2011.

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

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the fourth quarter 2011 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table sets forth certain information regarding the executive officers and directors of the Company as of the date of this filing:

Names:	Ages	Titles:	Board of Directors
Jonathan R. Read	55	Chief Executive Officer and President	Director
H. Ravi Brar	42	Chief Financial Officer
Murray Jones	65	Chief Operating Officer
Donald Karner	59	Chief Innovation Officer, President of Ecotality North America
Barry S. Baer	68	Secretary and Assistant Treasurer
Kevin Morrow	48	Executive Vice President, Ecotality North America
Kevin Cameron	43		Director
Dave Kuzma	66		Director
Daryl Magana	42		Director
E. Slade Mead	50		Director
Enrique Santacana	59		Director
Andrew Tang	40		Director

Directors are elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. Currently there are seven seats on our Board of Directors. Biographical information regarding each director, including the public company boards on which each director currently serves or has served since January 1, 2006 and the attributes and skills that the Board determined qualify each director to serve on the Board, are set forth below. Biographical resumes of each officer are set forth below as well.

Jonathan R. Read, Chief Executive Officer, President and Director

Mr. Read has been our Chief Executive Officer and President since February 2006. From 1976 to 1978, Mr. Read was a Regional Manager for Specialty Restaurant Corporation, operating a theme dinner house throughout California.  From 1979 to 1984, he was Managing Director for a group of international companies based in Malaysia, Indonesia and Singapore ranging from hospitality interests to manufacturing and real estate.  From 1984 until he sold the company in 1989, he was the Chairman and Chief Executive Officer of Shakey’s International, a worldwide restaurant chain with operations in the United States, Southeast Asia, Japan, South America, Mexico, Europe and the Caribbean.  In 1986, Mr. Read founded Park Plaza International (Park Inn International and Park Plaza Worldwide) and served as Chairman and CEO from 1986 to 2003.  He expanded Park Plaza from four hotels into a global hotel group.  Mr. Read sold Park Plaza to Carlson Hospitality and Golden Wall Investments in 2003 and was an investor for his own accounts until he joined us in February 2006. Mr. Read was originally elected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in a variety of sectors.

H. Ravi Brar, Chief Financial Officer

H. Ravi Brar joined the Company as Chief Financial Officer commencing on November 19, 2010. Mr. Brar most recently served as Executive Vice President and Chief Financial Officer at Exigen Services, Inc., a global software development outsourcing company based in Russia and China, from September 2007 to June 2010. Prior to that, from 1999 to July 2007, he held various executive positions at Pac-West Telecomm, Inc., including Chief Financial Officer and Chief Operating Officer. Before Pac-West, Mr. Brar spent eight years with the Xerox Corporation, most recently as Director of Business Development for China, Russia and India from 1998 to 1999 and in other finance, sales and operational roles from 1991 to 1997. Mr. Brar holds a B.S. in Managerial Economics from the University of California, Davis and an MBA from the Katz Graduate School of Business at the University of Pittsburgh.

Murray Jones, Chief Operating Officer

Murray Jones joined the Company as Chief Operating Officer commencing on January 5, 2012. Mr. Jones was most recently responsible for ABB’s Electric Vehicle charging range-ready infrastructure initiative in North America from 2010 to 2011. As part of that mission, Mr. Jones led ABB’s equity investment effort in Ecotality, Inc. He also led and managed the strategic relationship between the ECOtality and ABB. Mr. Jones is a recipient of the Automotive News recognition as one of Electrifying 100 of 2011.

Prior to ABB, Mr. Jones served as Director of Renewable Energy for Absolute Consulting Inc., from 2006 to 2010. Mr. Jones spent 33 years with GE in its industrial and automotive businesses. He holds a Bachelors of Science in Mechanical Engineering from Virginia Polytechnic Institute and State University (Virginia Tech) and a Masters of Business Administration from Vanderbilt University. He currently serves on the NEMA EVSE Section.

Donald Karner, Chief Innovation Officer, President of ECOtality North America

Donald Karner, is now Chief Innovation Officer, as well as continuing to serve as President of our subsidiary, ECOtality North America. Mr. Karner had served as CEO of Ecotality North America since 1996. From 1988 to 1989, Mr. Karner served as the Chief Nuclear Officer for Arizona Public Service Company during the construction and commissioning of the 3800 MWe Palo Verde Nuclear Generating Station. During this period, Mr. Karner directed a staff of 3,000 and interfaced with and provided testimony for the multiple plant owners, the Nuclear Regulatory Commission, various State regulatory commissions and the financial community regarding plant matters. Mr. Karner earned a B.S. in Electrical Engineering from Arizona State University in 1973 and an M.S. in Nuclear Engineering from the University of Arizona in 1974.

Barry S. Baer, Secretary and Assistant Treasurer

Colonel Barry S. Baer served us as our Chief Financial Officer from December 2006 to November 2010 and as a director from February 12, 2009 until January 13, 2011 when he resigned from the Board. He was reelected to the Board in December 2011. Since November 2010, Colonel Baer has served as our Secretary and Assistant Treasurer. He was the CFO at Obsidian Enterprises from February 2003 to March 2004, and at a number of manufacturing corporations including Max Katz Bag Company (March 2004 to the present), Apex Industries (August 2002 to December 2003) and Pharmaceutical Corporation of America (March 1993 to August 2002). From March 1992 to March 1993, he worked with the City of Indianapolis as its Director of Public Works. Between June 2005 and December 2008, Colonel Baer served as a member of the State of Indiana Unemployment Insurance Board.

Colonel Baer was a member of the U.S. Army from 1965 to 1992, when he retired as a Colonel. He received his certification as a Certified Public Accountant while serving on active duty in the Army. Colonel Baer’s military service includes Commander of an armored cavalry troop in Vietnam; Director of the Accounting Systems for the U.S. Army; Commander of the 18th Finance Group during Operation Desert Shield/Desert Storm in the first Gulf War; and Deputy Chief of Staff for Resource Management for the Army Material Command.

Colonel Baer earned a B.S. in Accounting and an MBA from the University of Colorado. He devotes approximately 40% of his time to other business interests. Colonel Baer was elected to serve as a director primarily due to his depth of knowledge and experience with the Company and his previous valuable service on the Board.

Kevin Morrow, Executive Vice President — ECOtality North America

Kevin Morrow has been Executive Vice President of our ECOtality North America subsidiary since September 1996. From January 1987 to September 1996, Mr. Morrow worked for the Salt River Project (“SRP”) in Phoenix, Arizona. While at SRP, Mr. Morrow was responsible for overseeing their Electric Vehicle Program which included evaluating electric utility infrastructure impacts, evaluating and testing a fleet of electric vehicles utilizing fast charging methods and regular overnight charging, and managing SRP’s participation in the General Motors’ PrEView program conducted in Phoenix, Arizona that was the precursor to the market introduction of the GM EV1 electric vehicle. Mr. Morrow is a member of the SAE AGE-2 Air Cargo & Aircraft Ground Equipment & Systems Committee, the Electric Power Research Institute Non-Road Advisory Committee and was a former Steering Committee Member of the National Infrastructure Working Council. Mr. Morrow earned a B.S. in Electrical Engineering from Arizona State University.

Kevin Cameron, Director

Mr. Cameron has served as Director since January 2012. Mr. Cameron is currently Chief Executive Officer of Ionetix Corporation, a privately held medical device company.  Prior to joining Ionetix Corporation in March 2011, Mr. Cameron was a co-founder and president of Glass Lewis & Co. LLC, a leading provider of corporate governance services to institutional investors.  Previously, Mr. Cameron was employed in various capacities by Moxi Digital and NorthPoint Communications.  Mr. Cameron started his career as an attorney with the law firm of Kellogg, Huber, Hansen, Todd & Evans in Washington D.C., before which he was a law clerk for the United States Court of Appeals for the District of Columbia Circuit.  Mr. Cameron holds a law degree from the University of Chicago and an undergraduate degree from McGill University in Canada.  Mr. Cameron is currently a board member of Keryx Biopharmaceuticals, Inc. (NASD: KERX) and Reddy Ice Holdings, Inc. (NYSE: FRZ). Kevin Cameron was selected because of his background in large scale network communications and the economics of implementing and operating large networks.

Dave Kuzma, Director

Mr. Kuzma has been a director since December 2009. Prior to retirement, Mr. Kuzma was President of Sempra Energy Resources and Chief Financial Officer/Treasurer of three Fortune 500 companies. Sempra is a diversified energy company involved in electric generation, oil and gas drilling, pipelines and gas processing. Prior to Sempra Energy, Mr. Kuzma was Chief Financial Officer and treasurer of Enova Corporation, which is the parent company of San Diego Gas & Electric (SDG&E) and several other U.S.-based subsidiaries, for which he also served as CFO/Treasurer. He also served as the Chief Financial Officer and Senior Vice President at Florida Progress Corporation. Mr. Kuzma began his career as an auditor for Price Waterhouse, after which he joined Consolidated Natural Gas Company of Pittsburgh. There he held the positions of Manager of Finance, Director of Internal Auditing, Assistant Treasurer, Finance Treasurer and Vice President and General Manager during his 20-year career with the company. Mr. Kuzma is a Certified Public Accountant. Mr. Kuzma was elected to serve as a director primarily due to his substantial financial and accounting experience, as well as his experience serving on the boards of other corporations.

Daryl Magana, Director

Mr. Magana has been a director since December 2009. Mr. Magana is a Partner at Cybernaut Capital Management, a private equity firm with a focus on the China market. Mr. Magana joined Cybernaut in February of 2006 as Partner and Head of Global Operations. In 2002, Mr. Magana founded and was Chairman and CEO of the China based consulting and technology firm SRS2. In 1997, Mr. Magana founded Bidcom, one of the first application service providers. BidCom was recognized by Fortune magazine as one of its Top Ten Technology Companies in 1999. Mr. Magana is a respected technology expert and innovative web-pioneer featured in numerous conferences, major business publications, television and radio broadcasts and has served as guest lecturer at several universities including Harvard and Stanford. Mr. Magana attended the University of San Francisco. Mr. Magana was elected to serve as a director due primarily to his global experience in finance and investment banking, which allows him to contribute broad financial and strategic planning expertise, particularly with respect to international operations.

E. Slade Mead, Director

Mr. Mead served as a Director from October 2007 until January 2011, served as an independent Board observer (participated in Board meetings in a non-voting capacity) from January 2011 to December 2011, at which time he was reelected to serve on the Board as a Director.  Since July 2009, Mr. Mead has been the Director of College Placement at the Trinity-Pawling School in Pawling, New York.  Mr. Mead also does some consulting work representing professional athletes.  Previously, Mr. Mead worked for Advantage International, a leading global sports management firm, where he ran the London office and represented several professional tennis and baseball players. Between 2002 and 2004, Mr. Mead was an Arizona State Senator where he served on the Appropriations, Government and Education (Vice-Chair) Committees.  With a deep commitment to education, Mr. Mead was voted the Arizona School Board Legislator of the Year (2003), Arizona Women’s Political Caucus Legislator of the Year (2004), and Arizona Career Technical Education Policy Maker of the Year (2004).  Mr. Mead remains very active in education and state politics as he ran for Arizona Superintendent of Public Instruction in 2006, and is a Court appointed School Board and Receiver Board member for the Maricopa Regional School District.  Mr. Mead holds a Yale Undergraduate and attended the University of Connecticut Law School. Mr. Mead was elected to serve as a director primarily due to his familiarity with our Company, understanding of our business and previous valuable service on the Board.

Enrique Santacana, Director

Mr. Santacana has been a director since January 13, 2011. Mr. Santacana is currently the President and Chief Executive Officer of ABB Inc. and the Region Manager of ABB North America. Mr. Santacana joined ABB in 1977. Since then he has held a variety of management positions including Region Division Manager for Power Products in North America. Prior to that, he was Vice President and General Manager of the Medium Voltage Products business unit of ABB’s Power Technologies division in North America. A licensed professional engineer in North Carolina, Mr. Santacana is a member of the Institute of Electrical and Electronic Engineers and the National Society of Professional Engineers. Mr. Santacana earned a B.S. in Electrical Engineering from the University of Puerto Rico; an M.S. in Electric Power Engineering from Rensselaer Polytechnic Institute; and an MBA from Duke University. Mr. Santacana sits on the Board of Governors of the National Electrical Manufacturers Association where he is a member of the Executive Committee, and is also a member of the Business Roundtable where is a Vice Chair of their Sustainable Growth Initiative. He has also served on the U.S. Department of Energy’s Electricity Advisory Committee where he helped the Department of Energy meet requirements of the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Mr. Santacana was elected to serve as a director primarily based on his experience in the energy industry and his familiarity with the Department of Energy.

Andrew Tang, Director

Mr. Tang has been a director since January 13, 2011. Mr. Tang currently serves as Managing Director of ABBTV. Mr. Tang has over ten years of venture capital and investment banking experience. Prior to joining ABB, Mr. Tang was a Managing Director at DFJ DragonFund from 2006 to 2010. He was also a partner at Infineon Ventures, and has worked at Infineon Technologies and Credit Suisse First Boston. Mr. Tang earned a B.S. in Electrical Engineering from the University of Texas at Austin; an M.S. in Electrical Engineering from Massachusetts Institute of Technology; and an MBA from The Wharton School, University of Pennsylvania. Mr. Tang holds a U.S. patent and has been published in numerous technical journals in the advance materials field. Mr. Tang was elected to serve as a Director primarily based on his electrical engineering expertise and his years of experience in venture capital and investment banking, which allows him to contribute broad financial and strategic planning expertise.

Agreements for Board Representation

In connection with a Stock Purchase Agreement dated January 10, 2011, we granted ABBTV the right, initially, to nominate two directors to be elected to our Board of Directors. If, at any time after the closing, ABBTV ceases to beneficially own at least 15% (but continues to own at least 8%) of our issued and outstanding common stock, ABBTV will have the right to nominate only one director. If, at any time after the closing, ABBTV ceases to beneficially own at least 8% of our issued and outstanding common stock, ABBTV will not have a right to nominate any directors. ABBTV’s nominees, Mr. Santacana and Mr. Tang, were appointed to the Board in January 2011.

Role of the Board

The board has responsibility for establishing broad corporate policies and for the overall performance and direction of the Company, but is not involved in day-to-day operations. Members of the board keep informed of the Company’s business by participation in board and committee meetings, by reviewing analyses and reports sent to them regularly by management, and through discussions with the Company’s executive officers.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Material Legal Proceedings

We and our ECOtality North America subsidiary, as well as certain individuals, have received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred. Our Board of Directors, through its Audit Committee, continues to monitor the ongoing inquiry. We continue to cooperate fully with the SEC.

Board of Directors and Board Committees

The Board develops our business strategy, establishes our overall policies and standards, and reviews the performance of management in executing our business strategy and implementing our policies and standards. We keep directors informed of our operations at meetings and through reports and analyses presented to the Board and Board committees. Significant communications between the directors and management also occur apart from Board and committee meetings.

The Board held four regular meetings and two special meetings during 2011. Each incumbent director attended at least 75% of the total number of Board meetings and the total number of meetings of all Board committees on which he served held during his term of service, except Jack Smith who did not stand for re-election at the 2011Annual Meeting of Stockholders. Although we do not have any formal policy regarding director attendance at annual stockholder meetings, we attempt to schedule our Annual Meetings so that all of our directors can attend. Two of our directors attended our 2011 Annual Meeting.

The Board has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Committee member appointments are evaluated annually. Information regarding each of the current standing committees follows:

Audit Committee

Our Audit Committee currently consists of David Kuzma, Kevin Cameron and Daryl Magana, with Mr. Kuzma elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” as that term is defined under applicable SEC rules and under the current listing standards of the Nasdaq Capital Market. Mr. Kuzma is our Audit Committee financial expert. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

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

Compensation Committee

Our Compensation Committee currently consists of David Kuzma, Andrew Tang, Slade Mead and Daryl Magana, with Mr. Kuzma elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the Nasdaq Capital Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the Compensation Committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may retain and receive advice, in its sole discretion, from compensation consultants.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“Nominating Committee”) currently consists of David Kuzma, Kevin Cameron and Enrique Santacana, with Kevin Cameron elected as Chairman of the Committee. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of the Nasdaq Capital Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating Committee.

The responsibilities of the Nominating Committee include: (i) recommending to the Board of Directors individuals qualified to serve as directors of the Company and on committees of the Board of Directors; (ii) advising the Board of Directors with respect to the composition, procedures and committees of the Board of Directors; (iii) reviewing the charters of each committee at least once every two years and develop appropriate recommendations for the Board of Directors; and (iv) considering any other corporate governance issues that may arise from time to time, and developing appropriate recommendations for the Board of Directors.

Director Nomination Procedures

The Nominating Committee is generally responsible for soliciting recommendations for candidates for the Board, developing and reviewing background information for such candidates, and making recommendations to the Board with respect to candidates for directors proposed by stockholders. In evaluating candidates for potential director nomination, the Nominating Committee will consider, among other things, candidates who are independent, if required, who possess personal and professional integrity, who have good business judgment, who have relevant business and industry experience, education and skills, and who would be effective as directors in collectively serving the long-term interests of our stockholders in light of the needs and challenges facing the Board at the time.

Although we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the committee will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skill and experience, qualifications and background of current and prospective directors’ diversity as one factor in identifying and evaluating potential director candidates, so that the Board, as a whole, will possess what the Board believes are the appropriate skills, talent, expertise and backgrounds necessary to oversee our company’s business.

Stockholder Director Recommendation Policy

The Nominating and Corporate Governance Committee will consider director candidates recommended by our stockholders applying the criteria for candidates described above and considering the additional information referred to hereafter. Stockholders who wish to propose a nominee to serve as a director before a meeting of stockholders must give timely written notice. As set forth in our Bylaws, such notice must include (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Company which are owned of record and beneficially by each such nominee (if any), (iv) such other information concerning each such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved) or that is otherwise required to be disclosed, under Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the “Exchange Act”), (v) the consent of the nominee to being named in the proxy statement as a nominee and to serving as a director if elected, and (vi) as to the stockholder proposing such nominee: (A) the name and address of such proposing stockholder as they appear on the Company’s books and of the beneficial owner, if any, on whose behalf the nomination is being made, (B) the class and number of shares of the Company which are owned by the proposing stockholder (beneficially and of record) and owned by the beneficial owner, if any, on whose behalf the nomination is being made, as of the date of the notice, (C) a description of any agreement, arrangement or understanding with respect to such nomination between or among the proposing stockholder and any of its affiliates or associates, and any others (including their names) acting in concert with any of the foregoing, (D) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the notice by, or on behalf of, the proposing stockholder or any of its affiliates or associates, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of the proposing stockholder or any of its affiliates or associates with respect to shares of stock of the Company, (E) a representation that the proposing stockholder is a holder of record of shares of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and (F) a representation whether the proposing stockholder intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve the nomination and/or otherwise to solicit proxies from stockholders in support of the nomination.

The Nominating and Corporate Governance Committee will determine the eligibility of a proposed nominee to serve as a director, and may reasonably require additional information to determine such eligibility. Director candidates proposed by stockholders are evaluated on the same basis as all other director candidates as discussed above. The Nominating Committee may, in its discretion, interview any director candidate proposed by a stockholder.

Stockholders wishing to recommend director candidates for consideration by the Nominating Committee may do so by giving the required information as described above in writing to: Attn: Corporate Secretary, ECOtality, Inc., One Montgomery Street, Suite 2525, San Francisco, CA 94104. To consider a candidate for nomination at the 2012 Annual Meeting, we must receive the stockholder's written notice no later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, in advance of the anniversary of the previous year’s Annual Meeting; provided, however, that in the event that the Annual Meeting is advanced by more than 30 days or delayed by more than 70 days from the first anniversary of the prior year’s Annual Meeting, then the proposing stockholder’s notice to be timely must be received no later than ten days following the day the notice of such Annual Meeting was made or public disclosure was made.

Board Leadership Structure and Role in Risk Oversight

Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. Currently, however, no one has been appointed Chairman, but the Chief Executive Officer leads Board meetings in accordance with our Bylaws.

The Audit Committee of the Board of Directors takes an active risk oversight role by meeting with the Company’s senior management team on a regular basis and reviewing and approving key risk policies and risk tolerances.  The Audit Committee is responsible for ensuring that the Company has in place a process for identifying, prioritizing, managing, and monitoring its critical risks.  Furthermore, the Board, with input from the Audit Committee, regularly evaluates our management infrastructure, including personnel competencies and technologies and communications, to ensure that key risks are being properly evaluated and managed.  Finally, the Compensation Committee of the Board reviews any risks associated with the Company’s compensation practices.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Upon request, we will provide a copy of our Code of Business Conduct and Ethics without charge.  To request a copy of our Code of Business Conduct and Ethics, you may write or telephone us at: ECOtality, Inc., One Montgomery Street, Suite 2525, San Francisco, CA 94104, (415) 992-3000.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2011, directors, officers and beneficial owners of more than 10% of a registered class of the Company’s equity securities did comply with the Section 16(a) filing requirements applicable to them, except that: (i) Kevin Morrow filed two late reports relating to two grants of restricted shares; (ii) Carlton Johnson filed one late report relating to a grant of stock options; (iii) E. Slade Mead filed one late report relating to a grant of stock options; (iv) Jack Smith filed one late report relating to a grant of stock options; (v) Donald Karner filed three late reports relating to transactions in the Company’s common stock and two grants of restricted shares; (vi) Daryl Magana filed one late report relating to a grant of stock options; (vii) David Kuzma filed one late report relating to a grant of stock options; and (viii) H. Ravi Brar filed one late report relating to transactions in the Company’s common stock.

Communication with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to the Board of Directors of the Company (or at the stockholder’s option, care of a specific director), at One Montgomery St., Suite 2525, San Francisco, CA 94104.  The Company will ensure that all communications are delivered to the Board of Directors or a specified director, as the case may be.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2011 and 2010, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer, the Chief Financial Officer, the former Chief Financial Officer and to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($) (16)		Option Award ($) (16)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jonathan R Read		2011	363,912	43,750	303,314	(1)(2)					-		710,976
CEO and President		2010	320,295				579,930	(3)			-		900,225

Ravi Brar		2011	250,000	31,250	28,082	(5)	644,266	(6)			4,500	(15)	958,098
Chief Financial Officer	(4)	2010	49,358								-		49,358

Barry S. Baer		2011	124,750	12,500	11,232	(7)					-		148,482
Former CFO; Secretary and Assistant Treasurer	(4)	2010	152,094								-		152,094

Donald B. Karner		2011	315,000	39,375	338,383	(8)(9)	29,908	(10)			11,182	(15)	733,848
CEO, ECOtality North America		2010	306,019				1,525,740	(11)			10,938	(15)	1,842,697

Kevin P. Morrow		2011	265,000	23,188	222,836	(8)(12)	19,939	(13)			8,266	(15)	539,229
Exec. VP ECOtality North America		2010					508,580	(14)			7,960		763,900

(1) On September 29, 2011 we issued 20,161 restricted shares of the Company's $0.001 par value common stock as compensation for services valued at $39,314, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $4,886

(2) On November 8, 2011 triggering conditions were met under the employment contract with Mr. Read resulting in the grant of an equity award. We issued 137,500 restricted shares of the Company's $0.001 par value common stock valued at $264,000, the share price on that date was $1.92. The shares will vest at a rate of 33.3% per year. The portion recorded as expense for the year ended December 31, 2011 was $13,007

(3) On June 14, 2010, options to purchase 100,000 shares of common stock at an exercise price of $6.19 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calulator the value recorded as expense for the year ended December 31, 2010 was $579,930

(4) On November 19, 2010, Mr. Brar replaced Mr. Baer as Chief Financial Officer for the Company. Mr. Braer remained as a member of the Company's Board of Directors until January 2011, and currently serves as the Company's Secretary and Assistant Treasurer

(5) On September 29, 2011 we issued 14,401 restricted shares of the Company's $0.001 par value common stock to Mr. Brar as compensation for services valued at $28,082, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $3,490

(6) On November 19, 2010, we issued 200,000 options to acquire shares of the Company's common stock to H. Ravi Brar as compensation for services valued at $644,266 using the Black Scholes pricing model. These options vest at a rate of 25% per year. The portion recorded as expense for the year ended December 31, 2011 was $186,493

(7) On September 29, 2011 we issued 5,760 restricted shares of the Company's $0.001 par value common stock to Mr. Baer as compensation for services valued at $11,232, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $1,396

(8) On July 27, 2011, upon the approval of the Compensation Committee, restricted shares of the Company's $0.001 par value common stock were granted to Mr. Karner and Mr. Morrow. Mr. Karner was granted 100,000 shares valued at $303,000. Mr. Morrow was granted 66,666 shares valued at $201,998. The share price on that date was $3.03. The shares will vest over a period of six months.

(9) On September 29, 2011 we issued 18,145 restricted shares of the Company's $0.001 par value common stock to Mr. Karner as compensation for services valued at $35,383, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $4,347

(10) On July 22, 2011, options to purchase 25,000 shares of common stock at an exercise price of $3.03 per share (closing market price on that date) were issued at the direction of the Board of Directors. These options vest over a six month period. The portion recorded as expense for the year ended December 31, 2011 was $26,351

(11) On April 26, 2010, options to purchase 300,000 shares of common stock at an exercise price of $5.39 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calculator the vaule recorded as expense for the year ended December 31, 2010 was $1,525,740

(12) On September 29, 2011 we issued 10,686 restricted shares of the Company's $0.001 par value common stock to Mr. Morrow as compensation for services valued at $20,838, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $2,560

(13) On July 22, 2011, options to purchase 16,667 shares of common stock at an exercise price of $3.03 per share (closing market price on that date) were issued at the direction of the Board of Directors. These options vest over a six month period. The portion recorded as expense for the year ended December 31, 2011 was $17,568

(14) On April 26, 2010, options to purchase 100,000 shares of common stock at an exercise price of $5.39 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calculator the value recorded as expense for the year ended December 31, 2010 was $508,580

(15) Employer match for 401K contributions

(16) Represents the aggregate grant date fair value of these awards calculated in accordance with FASB ASC Topic 718

Employment Agreements with Executive Officers

Jonathan R. Read

In October 2007, we entered into a two-year employment agreement with Mr. Read for an annual salary of $300,000 and a one-time bonus of $150,000 payable upon the execution of the agreement. In April 2009, Mr. Read’s contract was renewed for an additional two years at a base salary of $300,000. In November 2009, the contract was extended to October 31, 2011. In June 2010, an amendment was approved to increase the base salary to $350,000 and to award stock options to purchase 100,000 shares of common stock. In November 2011, the contract was extended to October 31, 2013 and was approved to increase the base salary to $352,086 and an annual target bonus 100% of his then base salary. The Company also agreed to grant 137,500 shares of restricted stock of the Company’s Class A common stock under the Company’s 2007 Stock Incentive Plan, which will vest annually over a period of three years.

If Mr. Read is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period of twelve months following such termination. In the event Mr. Read is terminated without cause or resigns for good reason (i) within 60 days prior to a change in control transaction or (ii) within 12 months following a change control transaction he will be entitled to (a) 18 months base salary plus target bonus; (b) 18 months benefits continuation and (c) 100% equity acceleration.

Barry S. Baer

In November 2006, we engaged Barry S. Baer to serve as Chief Financial Officer at a rate of $100 per hour. This engagement continued based on mutual agreement between the parties. In May 2008 this rate was increased to $125 per hour and the engagement continued at this rate through Colonel Baer’s tenure as Chief Financial Officer. In December 2010, Colonel Baer signed a 15- month employment agreement to serve as the Company’s Corporate Secretary and Assistant Treasurer with an annual salary of $96,000.

If Colonel Baer is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period ending at the later of 12 months following the termination date or the end of the term of the employment agreement. Colonel Baer will receive similar benefits in the event that he is terminated without cause or resigns for good reason (i) within 90 days prior to a change of control transaction as a result of or in connection with such transaction or (ii) within 12 months following a change of control transaction.

H. Ravi Brar

On November 19, 2010, we entered into a two-year employment agreement with Mr. H. Ravi Brar to serve as our Chief Financial Officer for an annual salary of $250,000. In addition to his annual salary, Mr. Brar is eligible for an annual performance bonus to be determined by the Chief Executive Officer or the Board of Directors, with a target of 50% of Mr. Brar’s base salary. Mr. Brar is also eligible for stock compensation at the discretion of the Board of Directors.

If Mr. Brar is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period ending at the later of 12 months following the termination date or the end of the term of the employment agreement. Mr. Brar will receive similar benefits in the event that he is terminated without cause or resigns for good reason (i) within 90 days prior to a change of control transaction as a result of or in connection with such transaction or (ii) within 12 months following a change of control transaction.

Donald B. Karner

On April 26, 2010, we entered into a two-year employment agreement with Mr. Karner for an annual salary of $315,000. In addition to his annual salary, Mr. Karner is eligible for an annual performance bonus to be determined by the Chief Executive Officer or the Board of Directors, with a target of 50% of Mr. Karner’s base salary. Mr. Karner is also eligible for stock compensation at the discretion of the Board of Directors.

If Mr. Karner is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period ending at the later of 12 months following the termination date or the end of the term of the employment agreement. Mr. Karner will receive similar benefits in the event that he is terminated without cause or resigns for good reason (i) within 90 days prior to a change of control transaction as a result of or in connection with such transaction or (ii) within 12 months following a change of control transaction.

Kevin P. Morrow

On April 26, 2010, we entered into a two-year employment agreement with Mr. Morrow for an annual salary of $265,000. In addition to his annual salary, Mr. Morrow is eligible for an annual performance bonus to be determined by the Chief Executive Officer or the Board of Directors, with a target of 35% of Mr. Morrow’s base salary. Mr. Morrow is also eligible for stock compensation at the discretion of the Board of Directors.

If Mr. Morrow is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period ending at the later of 12 months following the termination date or the end of the term of the employment agreement. Mr. Morrow will receive similar benefits in the event that he is terminated without cause or resigns for good reason (i) within 90 days prior to a change of control transaction as a result of or in connection with such transaction or (ii) within 12 months following a change of control transaction.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table contains information concerning unexercised options and stock that has not vested as of December 31, 2011 with respect to the executive officers named in the Summary Compensation Table.

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($) (16)		Option Award ($) (16)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jonathan R Read		2011	363,912	43,750	303,314	(1)(2)					-		710,976
CEO and President		2010	320,295				579,930	(3)			-		900,225

Ravi Brar		2011	250,000	31,250	28,082	(5)	644,266	(6)			4,500	(15)	958,098
Chief Financial Officer	(4)	2010	49,358								-		49,358

Barry S. Baer		2011	124,750	12,500	11,232	(7)					-		148,482
Former CFO; Secretary and Assistant Treasurer	(4)	2010	152,094								-		152,094

Donald B. Karner		2011	315,000	39,375	338,383	(8)(9)	29,908	(10)			11,182	(15)	733,848
CEO, ECOtality North America		2010	306,019				1,525,740	(11)			10,938	(15)	1,842,697

Kevin P. Morrow		2011	265,000	23,188	222,836	(8)(12)	19,939	(13)			8,266	(15)	539,229
Exec. VP ECOtality North America		2010	247,360				508,580	(14)			7,960	(15)	763,900

(1) On September 29, 2011 we issued 20,161 restricted shares of the Company's $0.001 par value common stock as compensation for services valued at $39,314, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $4,886

(2) On November 8, 2011 triggering conditions were met under the employment contract with Mr. Read resulting in the grant of an equity award. We issued 137,500 restricted shares of the Company's $0.001 par value common stock valued at $264,000, the share price on that date was $1.92. The shares will vest at a rate of 33.3% per year. The portion recorded as expense for the year ended December 31, 2011 was $13,007

(3) On June 14, 2010, options to purchase 100,000 shares of common stock at an exercise price of $6.19 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calulator the value recorded as expense for the year ended December 31, 2010 was $579,930

(4) On November 19, 2010, Mr. Brar replaced Mr. Baer as Chief Financial Officer for the Company. Mr. Braer remained as a member of the Company's Board of Directors until January 2011, and currently serves as the Company's Secretary and Assistant Treasurer

(5) On September 29, 2011 we issued 14,401 restricted shares of the Company's $0.001 par value common stock to Mr. Brar as compensation for services valued at $28,082, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $3,490

(6) On November 19, 2010, we issued 200,000 options to acquire shares of the Company's common stock to H. Ravi Brar as compensation for services valued at $644,266 using the Black Scholes pricing model. These options vest at a rate of 25% per year. The portion recorded as expense for the year ended December 31, 2011 was $186,493

(7) On September 29, 2011 we issued 5,760 restricted shares of the Company's $0.001 par value common stock to Mr. Baer as compensation for services valued at $11,232, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $1,396

(8) On July 27, 2011, upon the approval of the Compensation Committee, restricted shares of the Company's $0.001 par value common stock were granted to Mr. Karner and Mr. Morrow. Mr. Karner was granted 100,000 shares valued at $303,000. Mr. Morrow was granted 66,666 shares valued at $201,998. The share price on that date was $3.03. The shares will vest over a period of six months.

(9) On September 29, 2011 we issued 18,145 restricted shares of the Company's $0.001 par value common stock to Mr. Karner as compensation for services valued at $35,383, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $4,347

(10) On July 22, 2011, options to purchase 25,000 shares of common stock at an exercise price of $3.03 per share (closing market price on that date) were issued at the direction of the Board of Directors. These options vest over a six month period. The portion recorded as expense for the year ended December 31, 2011 was $26,351

(11) On April 26, 2010, options to purchase 300,000 shares of common stock at an exercise price of $5.39 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calculator the vaule recorded as expense for the year ended December 31, 2010 was $1,525,740

(12) On September 29, 2011 we issued 10,686 restricted shares of the Company's $0.001 par value common stock to Mr. Morrow as compensation for services valued at $20,838, the share price on that date was $1.95. The shares will vest at a rate of 50% per year. The portion recorded as expense for the year ended December 31, 2011 was $2,560

(13) On July 22, 2011, options to purchase 16,667 shares of common stock at an exercise price of $3.03 per share (closing market price on that date) were issued at the direction of the Board of Directors. These options vest over a six month period. The portion recorded as expense for the year ended December 31, 2011 was $17,568

(14) On April 26, 2010, options to purchase 100,000 shares of common stock at an exercise price of $5.39 per share (closing market price on that date) were issued at the direction of the Board of Directors. Using the Black Scholes Calculator the value recorded as expense for the year ended December 31, 2010 was $508,580

(15) Employer match for 401K contributions

(16) Represents the aggregate grant date fair value of these awards calculated in accordance with FASB ASC Topic 718

Director Compensation

Directors receive a quarterly retainer fee for their service on the Board of Directors, and additional fees for their service as members or chairmen of any committees. These fees are typically paid in both cash and stock options. Mr. Santacana and Mr. Tang do not receive any fees for their service on the Board of Directors. Directors received compensation for their services for the fiscal year ended December 31, 2011 as set forth below:

Name	Fees Earned or Paid in Cash ($)	Options ($) (5)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
E. Slade Mead (1)	$35,000	$12,348	-	-	-	$47,348
Carlton Johnson (2)	$47,000	$19,756	-	-	-	$66,756
Daryl Magana (3)	$44,500	$18,521	-	-	-	$63,021
Dave Kuzma (4)	$61,500	$22,226	-	-	-	$83,726

(1) E. Slade Mead served as a member of the Board of Directors. Mr. Mead received $8,750 per quarter as a Board service retainer. In the third quarter, Mr. Mead received 5,000 options as a Board service retainer at a value of $2.4695 per option.

(2) Carlton Johnson served as a member of the Board of Directors, he was on the Audit Committee and the Nominating Committee. Mr. Johnson received $8,750 per quarter as a Board service retainer, $1,000 per quarter for service on the Audit Committee and $8,000 for service as the Nominating Committee Chair. In the third quarter Mr. Johnson received 5,000 options as a Board service retainer, 1,500 options as an Audit Committee retainer and 1,500 options as a Nominating Committee Chair retainer for a total of 8,000 options at a value of $2.4695 per option.

(3) Daryl Magana served as a member of the Board of Directors, he was on the Audit Committee, Compensation Committee and the Nominating Committee. Mr. Magana received $8,750 per quarter as a Board service retainer, $1,000 per quarter for services on the Audit Committee, $750 per quarter for services on the Compensation Committee and $2,500 for services on the Nominating Committee. In the third quarter Mr. Magana recieved 5,000 options as a Board service retainer, 1,500 options as an Audit Committee retainer, 500 options as a Compensation Committee retainer and 500 options as a Nominating Committee retainer for a total of 7,500 options at a value of $2.4695 per option.

(4) Dave Kuzma served as a member of the Board of Directions, he was on the Nominating Committee, Audit Committee and the Compensation Committee. Mr. Kuzma received $8,750 per quarter as a Board service retainer, $3,500 per quarter for services as the Audit Committee Chair, $2,500 per quarter for services as the Compensation Committee Chair and $2,500 for services on the Nominating Committee. In the third quarter Mr. Kuzma received 5,000 options as a Board service retainer, 2,000 options as an Audit Committee retainer, 1,500 options as an Compensation Committee Chair retainer and 500 options as a Nominating Committee retainer for a total of 9,000 options at a value of $2.4695 per option.

(5) Represents the aggregate grant date fair value of these awards calculated in accordance with FASB ASC Topic 718. At December 31, 2011, the non-employee directors held options for the following number of shares of common stock: Mr. Mead - 5,000 shares; Mr. Johnson - 8,000 shares; Mr. Magana - 7,500 shares; and Mr. Kuzma - 9,000 shares.

2007 Equity Incentive Plan

In January 2007, we adopted, subject to stockholder approval, an equity incentive plan which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 together with the grant of bonus stock and stock appreciation rights at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers and employees. Our non-employee directors and consultants are eligible for non-statutory stock options only.

The plan is administered by our Board of Directors. As of March 30, 2012, we had 7,973,994 shares of common stock reserved for future issuance under the plan. Under the plan, the Board of Directors determines which individuals will receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The option price for non-statutory options is established by the Board of Directors and may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options under the plan must be granted within ten years from the effective date of the plan and the exercise date of an option cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding. As of March 30, 2012, we had 1,657,665 options outstanding with a weighted average exercise price of $4.13.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors and officers are not liable for monetary damages to the corporation, its stockholders or creditors except in connection with:

•	Acts or failures to act that constitute a breach of a director’s or officer’s fiduciary duty to us or our stockholders;
•	A breach of a director’s or officer’s fiduciary duty involving intentional misconduct, fraud or a knowing violation of law; or
•	An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws permit us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful. We have also entered into indemnification agreements with each of our directors and officers. Under the terms of these indemnification agreements, we are obligated to indemnify and to advance expenses to the indemnitees to the fullest extent permitted by applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of April 12, 2012 by:

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

Percentage of beneficial ownership is based on 23,915,468 shares of our common stock outstanding as of April 12, 2012.

Beneficial ownership also includes shares of common stock subject to options and warrants currently exercisable within 60 days. These shares are not deemed outstanding for computing the percentage ownership of each other person.

BENEFICIAL OWNERSHIP AT APRIL 12, 2012

Title of Class	Name of Beneficial Owner				Number of Shares Beneficially Owned	Percent Of Class

Common Stock	Jonathan R. Read, CEO, President and Director	(1)	(7)		966,407	4.02%
Common Stock	Donald Karner, CIO, President, ECOtality North America, Subsidiary	(1)	(8)		521,793	2.15%
Common Stock	Ravi Brar, CFO, Ecotality Inc.	(1)	(9)		134,401	*
Common Stock	Murray Jones, COO, Ecotality Inc.	(1)			-	*
Common Stock	Barry Baer, Secretary, Assistant Treasurer	(1)	(10)		18,259	*
Common Stock	Kevin Morrow, Exec. Vice President, ECOtality North America, Subsidiary	(1)	(11)		218,183	*
Common Stock	Kevin Cameron, Director	(1)	(12)		8,000	*
Common Stock	Dave Kuzma, Director	(1)	(13)		33,000	*
Common Stock	Daryl Magana, Director	(1)	(14)		421,596	1.76%
Common Stock	E. Slade Mead, Director	(1)	(15)		13,276	*
Common Stock	Enrique Sanatacana, Director	(1)			-	*
Common Stock	Andrew Tang, Director	(1)			-	*
	Officers and Directors as a Group				2,321,639	9.43%

Common Stock	ABB Technology Ventures, LTD	(2)	(16)		9,197,841	31.83%
Common Stock	Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC., Global LearnNet Ltd., Codex Group, Inc.	(3)	(17)	(21)	2,389,155	9.99%
Common Stock	Special Situations Technology Fund III, QP L.P., Austin W. Marxe and David M. Greenhouse	(4)	(18)		2,325,504	9.72%
Common Stock	Gruber & McBain Capital Management LLC, John D. Gruber and J. Patterson McBain	(5)	(19)		1,350,000	5.64%
Common Stock	Enable Growth Partners LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC Ena	(6)	(20)	(21)	2,389,155	9.99%

*Less than 1%

Notes:
(1)	The address for these shareholders is c/o ECOtality, Inc., One Montgomery St., Ste. 2525, San Francisco, CA 94104

(2)	The address for these shareholders is PO Box 1831, Affoltenstrasse 44, CH-8050, Zurich, Switzerland

(3)	The address for these stockholders is 12167 Kate Dr., Los Altos Hills, CA 94022

(4)	The address for these stockholders is 527 Madison Avenue, Suite 2600, New York, NY 10022

(5)	The address for these stockholders is 50 Osgood Place, Penthouse, San Francisco, CA 94133

(6)	The address for these shareholders is One Ferry Building, Suite 255, San Francisco, CA 94111

(7)	Jonathan Read owns 833,075 shares of common stock. He also has rights to exercise 133,332 options which were granted in accordance with employment agreements, including 16,667 options exercisable at $16.80, 16,667 exercisable at $2.40 and 100,000 exercisable at $6.19. The percent ownership for Jonathan Read in the table above includes his current shares as well as those he has right to acquire within the next 60 days. Shares owned = 833,075 + options 133,332 = 966,407 beneficially owned shares

(8)	Donald Karner owns 196,793 shares of common stock. He also has rights to 300,000 options exercisable at $5.39 and 25,000 options exerciseable at $3.03. The percent ownership for Donald Karner in the table above includes his current shares as well as those he has a right to acquire within the next 60 days. Shares owned = 196,793 + options 325,000 = 521,793 beneficially owned shares

(9)	H. Ravi Brar owns $84,401 shares of common stock. He also has rights to 50,000 options exercisable at $3.53. The percent ownership for H. Ravi Brar in the table above includes his current shares as well as those he has a right to acquire within the next 60 days. Shares owned = 84,401+ options 50,000 = 134,401 beneficially owned shares

(10)	Barry Baer owns 9,926 shares of common stock. He also has rights to exercise 8,333 options for an exercise price of $11.10 per share granted in accordance with his contract for services. The percent ownership for Barry Baer in the table above includes his current shares as well as those he has a right to acquire within the next 60 days. Shares owned = 9,926 + options 8,333 = 18,259 beneficially owned shares

(11)	Kevin Morrow owns 101,516 shares of common stock. He also has rights to 100,000 options exercisable at $5.39 and 16,667 options exerciseable at $3.03. The percent ownership for Kevin Morrow in the table above includes his current shares as well as those he has a right to acquire within the next 60 days. Shares owned = 101,516 + options 116,667 = 218,103 beneficially owned shares

(12)	Kevin Cameron has rights to 8,000 options exerciseable at $1.16. If these shares were exercised, his ownership would total 8,000 shares

(13)	Dave Kuzma has rights to 16,000 options exercisable at $4.60, 9,000 options exercisable at $2.74 and 8,000 options exerciseable at $1.16 within the next 60 days (i.e., through May 7, 2012). If there shares were exercised, his ownership would total 33,000 shares

(14)	Daryl Magana owns 391,596 shares of common stock. He also has rights to exercise 14,500 options exercisable at $4.60, 7,500 options exercisable at $2.74 and 8,000 options exerciseable at $1.16. The percent ownership for Daryl Magana in the table above includes his current shares as well as those he has a right to acquire within the next 60 days (i.e., through December 17, 2011). Shares owned = 391,596 + options 30,000 = 421,596 beneficially owned shares

(15)	E. Slade Mead owns 13,276 shares of common stock. He also has rights to 13,000 options exercisable at $4.60 and 5,000 options exercisable at $2.74. The percent ownership for E Slade Mead in the table above includes his current shares as well as those he has a right to acquire within the next 60 days (i.e., through December 17, 2011). Shares owned = 13,276 + options 18,000 = 31,276 beneficially owned shares

(16)	ABB Ltd, ABB Asea Brown Boveri Ltd. and ABB Technology Ventures Ltd. are presented here as an affiliated group (“ABB”). ABB owns 4,219,167 shares of our common stock. ABB has 1,041,667 warrants associated with the January 10, 2011 Securities Purchase Agreement which are currently exercisable at $2.50 per share. ABB also holds an Unsecured Convertible Note Purchase Agreement Dated March 13, 2012 that is convertible into 3,937,007 shares of common stock at a conversion price of $1.27. The percent ownership for ABB in the table above includes their current shares as well as those they have the right to acquire within the next 60 days. Shares owned = 4,219,167 + warrants 1,041,667 + convertible debt 3,937,007= 9,197,841 beneficially owned shares

(17)	Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC, and Global LearnNet Ltd. collectively own an aggregate 1,388,889 shares of our common stock and 1,388,888 Warrants exerciseable at $9.00 per share, associated with the October 31, 2009 Securities Purchase Agreement. Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC, Global LearnNet Ltd., and Codex Group, Inc. collectively have 1,744,018 preferred shares associated with the July 12, 2011 and the October 31, 2009 Securities Purchase Agreements, which are convertible to common shares at a rate of one for one. Codex Group, Inc. has 477,777 Warrants, currently exercisable at $0.60 per share, which were originally granted to Shenzen Goch Investment Ltd. (“SGI”) pursuant to the Amendment to Master Overhead Joint Venture Agreement, dated January 10, 2011, between us and SGI.The percent ownership for Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC, Global LearnNet Ltd. and Codex Group, Inc. in the table above includes their current shares as well as those they have the right to acquire within 60 days (i.e., through May 7, 2012) subject to the Ownership Limitation of 9.99% (see note 23 below). Shares owned of 1,388,889 + warrants 1,866,665 + Convertible Preferred 1,744,018 = 4,999,572 Beneficial Ownership before Limitation. Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 23,915,468* 9.99% = 2,389,155 shares. Maximum ownership 2,389,155 -currently outstanding 1,388,889 = 1,000,266 shares they have rights to acquire in the next 60 days

The natural person with voting or investment power over Zhu-Xu Charitable Remainder Trust, Valley 2010 Investment LLC, Global LearnNet Ltd. and Codex Group, Inc. is Yuqing Xu.

(18)	Pursuant to Schedule 13G filed on February 13, 2012, Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 525,948 shares of common stock owned by Special Situations Cayman Fund, L.P., 1,578,846 shares of Common Stock owned by Special Situations Fund III QP, L.P., 29,724 shares of Common Stock owned by Special Situations Technology Fund, L.P. and 190,986 shares owned by Special Situations Technology Fund II, L.P.

(19)	As reported on Schedule 13G/A filed with the SEC on February 17, 2012, Gruber & McBaine Capital Management, LLC (“GMCM”) beneficially owns 828,820 shares of common stock. GMCM is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock. Through their control of GMCM, Jon D. Gruber and J. Patterson McBaine share voting and investment control over the shares noted above. Mr. Gruber also beneficially owns 258,777 shares in his individual capacity, and Mr. McBaine beneficially owns 262,403 shares in his individual capacity. GMCM, Gruber and McBaine constitute a group within the meaning of Rule 13d-5(b)

(20)	Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, are presented here as an affiliated group (Enable). This affiliation is described in the 13G filing on February 12, 2009 by Enable Capital Management, LLC, (ECM) Enable Growth Partners, LP (EGP) and Mitchell S. Levine. "The securities" are "owned by EGP, and other client accounts, for which ECM serves as general partner and/or investment manager. ECM, as EGP's and those other investment limited partnerships' and client accounts' general partner and/or investment manager, and Mitchell S. Levine, as managing member and majority owner of ECM, may therefore be deemed to beneficially own the Securities owned by EGP and such other investment limited partnerships and client accounts for the purpose of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "Act"), in so far as they may be deemed to have the power to direct the voting or disposition of those Securities." Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively own an aggregate of 903,608 shares of our common stock, or 6.58% of our total issued and outstanding shares. Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively have 277,778 Warrants associated with the October 31, 2009 Securities Purchase Agreement which are currently exercisable at $9.00 per share. Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC, collectively have 4,585,632 preferred shares associated with the October 31, 2009 Securities Exchange Agreement 20% of which (917,126) are currently convertible to common shares at a rate of one for one. The percent ownership for Enable in the table above includes their current shares as well as those they have the right to acquire within sixty days subject to the Ownership Limitation of 9.99%. Shares owned of 903,608 + warrants 277,778 + Convertible Preferred 917,126 = 2,098,512 Ownership before Limitation Beneficial Ownership subject to 9.99% Limitation = Total Outstanding Shares 23,915,468* 9.99% = 2,389,155, 2,389,155 (maximum ownership) - 903,608 (currently outstanding) = 1,485,147 shares they have rights to acquire in the next 60 days

(21)	Beneficial Ownership Limitation of 9.99% The conversion of the convertible notes and the exercise of the warrants are subject to restrictions that prohibit conversion or exercise to the extent that, after giving effect to such conversion or exercise, the holder of the convertible notes or warrants (together wish such holder’s affiliates, and any other person or entity acting as a group together with such holder or any of such holder’s affiliates) would, as a result of such conversion or exercise, beneficially own in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including for such purposes the shares of common stock issued upon such conversion and/or exercise).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

All transactions and relationships in which the company and our directors and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the board of directors, such as the independent and disinterested members of the board. The members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval are required under applicable law, including SEC and Nasdaq rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the board may consider:

•	the nature of the related person's interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	the importance of the transaction to the company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and
•	any other matters the Audit Committee deems appropriate.

Reportable Related Party Transactions

Other than as disclosed below and in the “Executive Compensation” section, since January 2010, there have been no transactions or proposed transactions where we (or any of our subsidiaries) were or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, executive officer or beneficial holder of more than 5% of our outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest.

On January 10, 2011, we entered into two agreements with ABB Inc. (which is an affiliate of our stockholder ABBTV) which establish the general terms of a commercial supplier relationship between us and ABB Inc. These agreements provide, generally, that ABB Inc. and its affiliates will collaborate with us and our affiliates to further the development, expansion and acceptance of battery charging solutions that incorporate, use or rely on our technology and/or that provide the networking functionality that we and our affiliates have designed and operate, associated with our Blink trademark. These agreements also set forth the general terms pursuant to which we have agreed to purchase certain products from ABB Inc. that are used in our electric vehicle charging solutions. Enrique Santacana, one of our directors, is the president and chief executive officer of ABB Inc., and Andrew Tang, another of our directors, is Managing Director of ABBTV.

On March 13, 2012, we entered into a Convertible Note Purchase Agreement with ABBTV pursuant to which we sold a 5.05% Unsecured Convertible Note (the “Note”) to ABBTV for $5,000,000. The Note is convertible into shares of common stock at any time at a conversion price of $1.27 per share. In connection with the issuance of the Note, we entered into a Registration Rights Agreement with ABBTV, pursuant to which we agreed to register the shares of common stock issuable upon conversion of the Note. We also entered into an Amendment to Warrant with ABBTV, pursuant to which we agreed to lower the exercise price of the warrant issued to ABBTV in January 2011 from $4.91 per share to $2.50 per share.

As part of the transactions contemplated by the Convertible Note Purchase Agreement, we amended and restated the agreements that we entered into with ABB Inc. in January of 2011. The amended and restated agreement further defines our relationship with ABB Inc. and establishes the terms upon which we and ABB Inc. (and our respective affiliates) will cooperate to develop and manufacture next generation electrical vehicle charging systems. We also entered into a Blink License Agreement granting ABB Inc. and its affiliates a non-exclusive license to use our Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market. We received a $5,000,000 payment as consideration for the license.

Independence

Under the current listing standards of the Nasdaq Capital Market, a majority of our Board of Directors must consist of independent directors. The Board of Directors has determined that each of the following directors is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the Nasdaq Capital Market: Dave Kuzma, Daryl Magana, Enrique Santacana, Andrew Tang and E. Slade Mead. The Board of Directors has also determined that each of the members of our Audit Committee, Compensation Committee and Nominating Committee is an independent director under applicable SEC rules and under the current listing standards of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP and RSM McGladrey, Inc (an affiliate of McGladrey & Pullen, LLP) for the years ended December 31, 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc.

Services	2011	2010
Audit Fees	$471,000	$298,000

Audit-related fees	51,000	17,500

Tax fees	32,000	23,000

All other fees	-	-

Total fees	$554,000	$338,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 4, 2009 and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011 and incorporated herein by reference.

4.1	Form of Stock Certificate, filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

10.1†	2007 Stock Incentive Plan, filed as an exhibit to the registration statement on Form SB-2/A filed with the Securities and Exchange Commission on April 17, 2007 and incorporated herein by reference.

10.2	Letter of Intent for Joint Venture, dated as of June 29, 2009, by and between ECOtality, Inc. and Shenzhen Goch Investment Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.3	First Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.4	Second Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.5	Form of Securities Purchase Agreement, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.6	Form of Secured Convertible Debenture, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.7	Form of Security Agreement, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.8	Form of Registration Rights Agreement, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.9	Form of Warrant, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.10	Form of Subsidiary Guarantee, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.11	Form of Intercreditor Agreement, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.12	First Amendment to Registration Rights Agreement, dated as of September 28, 2009, amending the Registration Rights Agreement dated July 2, 2009, filed as an exhibit to the registration statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 2010 and incorporated herein by reference.

10.13	Form of Securities Exchange Agreement, dated as of October 31, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.14	Form of Securities Purchase Agreement, dated as of October 31, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.15	Form of Registration Rights Agreement, dated as of October 31, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.16	Form of Warrant, dated as of October 31, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.17	Third Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of July 2, 2009, relating to agreements dated November 6, 2007 and December 7, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.18	Form of Securities Purchase Agreement, dated as of November 9, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2009 and incorporated herein by reference.

10.19	Form of Registration Rights Agreement, dated as of November 9, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2009 and incorporated herein by reference.

10.20	Third Amendment to Amendment to Debentures and Warrants, Agreement and Waiver, dated as of October 31, 2009, by and among ECOtality, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, and BridgePointe Master Fund Ltd., filed as an exhibit to the registration statement on Form S-1 filed with the Securities and Exchange Commission on June 10, 2010 and incorporated herein by reference.

10.21†	Employment Agreement, dated as of November 19, 2010, by and between ECOtality, Inc. and H. Ravi Brar, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

10.22	Master Agreement to Lease Equipment, December 20, 2010 by and between the Company and Cisco Systems Capital Corporation, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.23	Form of Amendment to Master Overhead Joint Venture Agreement, dated January 10, 2011, by and between the Company and Shenzhen Goch Investment Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.24	Securities Purchase Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.25	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.26	Amended and Restated Investor Rights Agreement, dated as of February 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

10.27	Form of Amendment to Master Overhead Joint Venture Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and Shenzen Goch Investment Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.28†	Form of Indemnification Agreement entered into between ECOtality, Inc. and each of its directors and certain executive officers, including Jonathan Read (President and Chief Executive Officer), H. Ravi Brar (Chief Financial Officer) and Barry Baer (Secretary and Assistant Treasurer), filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2011 and incorporated herein by reference.

10.29†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Don Karner, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

10.30†	Employment Agreement, dated as of April 26, 2010, by and between Electric Transportation Engineering Corporation and Kevin Morrow, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

10.31	Consulting Agreement, dated as of January 14, 2011, by and between ECOtality, Inc. and E. Slade Mead, filed as an exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

10.32	Agreement Relating to The EV Project, by and between Electric Transportation Engineering Corporation and the U.S. Department of Energy, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011 and incorporated herein by reference.

10.33	Underwriting Agreement, dated as of June 22, 2011, by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2011 and incorporated herein by reference.

10.34	Master Services Contract No. 2011-061 dated July 5, 2011 by and between the Company and the Bay Area Air Quality Management District, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.35	State of California Grant Agreement, ARV-09-005, California Energy Commission, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.36†	Restricted Stock Award Agreement, dated July 22, 2011, by and between the Company and Donald Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.37†	Incentive Stock Option Agreement, dated July 22, 2011, by and between the Company and Donald Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.38†	Restricted Stock Award Agreement, dated July 22, 2011, by and between the Company and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.39†	Incentive Stock Option Agreement, dated July 22, 2011, by and between the Company and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.40†	Acknowledgement of Receipt of Incentive Equity and Release of Claims, dated July 22, 2011, by and between the Company and Donald Karner and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.41†	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Jonathan R. Read, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.42†	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and H. Ravi Brar, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.43†	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Barry S. Baer, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.44†	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Donald B. Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.45†	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Kevin P. Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.46	Assistance Agreement (Award No. DE-EE0005501), effective September 30, 2011, awarded to the Company by the U.S. Department of Energy, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011 and incorporated herein by reference.

10.47†	Employment Agreement, dated as of November 1, 2011, by and between the Company and Jonathan R. Read, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2011 and incorporated herein by reference.

10.48†	Employment Agreement, dated as of January 1, 2012, by and between the Company and Murray Jones, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2012 and incorporated herein by reference.

10.49	Convertible Note Purchase Agreement, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

10.50	Form of Unsecured Convertible Note, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

10.51	Registration Rights Agreement, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

10.52	Amendment to Warrant, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

10.53	Blink License Agreement, dated as of March 13, 2012, by and between the Company and ABB Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

10.54	The 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of March 13, 2012, by and between the Company and ABB Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference

21.1	List of subsidiaries.*

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer	April 16, 2012
Jonathan R. Read

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ Jonathan R. Read	Chief Executive Officer,	April 16, 2012
Jonathan R. Read	President and Director (Principal Executive Officer)

/s/ H. Ravi Brar	Chief Financial Officer	April 16, 2012
H Ravi Brar	Principal Financial and Accounting Officer

/s/ Kevin Cameron	Director	April 16, 2012
Kevin Cameron

/s/ Dave Kuzma	Director	April 16, 2012
Dave Kuzma

/s/ Andrew Tang	Director	April 16, 2012
Andrew Tang

/s/ Daryl Magana	Director	April 16, 2012
Daryl Magana

/s/ E. Slade Mead	Director	April 16, 2012
E. Slade Mead

/s/ Enrique Santacana	Director	April 16, 2012
Enrique Santacana

