Form 10-Q
period 2012-03-31
ECOTALITY, INC.
filed 2012-05-21
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50983

Ecotality Inc.

(Exact name of registrant as specified in its charter)

Nevada	68-0515422

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Montgomery Street, Suite 2525
San Francisco, CA 94104

(415) 992-3000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s common stock as of May 17, 2012 was 23,911,579 shares .

ECOTALITY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ECOTALITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,048	$9,591
Restricted cash	500	587
Receivables, net of allowance for bad debts of $180 and $81 as of 3/31/12 and 12/31/11, respectively	5,106	3,124
Inventory	22,781	15,497
Prepaid expenses and other current assets	1,070	732
Total current assets	33,505	29,531

Property and equipment, net	15,600	16,630
Other Assets	224	147
Goodwill	3,496	3,496
Intangible assets, net	809	709

TOTAL ASSETS	$53,634	$50,513

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,763	$10,939
Accrued legal fees	327	125
Accrued payroll	1,130	793
Unearned revenue, current portion	14,247	11,078
Warranty reserves	511	577
Current portion of long term debt	-	1,647
Accrued liabilities, other	2,183	2,439

Total current liabilities	24,161	27,598
Long term portion of unearned revenue	197	121
Long term portion of convertible note, less unamortized discount of $120 as of 3/31/12	4,880	109
Other Long term debt	188	-

TOTAL LIABILITIES	29,426	27,828

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 shares issued and outstanding as of 3/31/12 and 12/31/11.	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,915 shares issued and outstanding as of 3/31/12 and 12/31/11	24	24
Additional paid-in capital	127,766	127,488
Accumulated deficit	(103,510)	(104,759)
Accumulated foreign currency translation adjustments	(78)	(74)

TOTAL STOCKHOLDERS' EQUITY	24,208	22,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,634	$50,513

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Revenue	$13,650	$4,336
Cost of goods sold	8,496	5,327

Gross profit (loss)	5,154	(991)

Operating Expenses:
General and administrative expenses	5,986	3,778
Depreciation and amortization	141	94
Warrant expense	-	1,784
Research and development	326	114

Total operating expenses	6,453	5,770

Loss from operations	(1,299)	(6,761)
Interest income (expense), net	145	(13)
Other income, net	2,404	2

Income (Loss) before provision for income taxes	1,250	(6,772)
Provision for income taxes	(1)	-

Net income (loss	$1,249	$(6,772)

Net income (loss) per share attributable to common shareholders:

Basic	$0.04	$(0.51)

Diluted	$0.04	$(0.51)

Weighted-average shares used to compute net income (loss) per share attributable to common shareholders:

Basic	23,626,328	13,380,746

Diluted	23,843,499	13,380,746

See the accompanying notes to the condensed consolidated financial statements.

4

ECOTALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Net Income (Loss)	$1,249	$(6,772)

Other comprehensive income:
Foreign currency translation adjustments	(4)	(6)

Comprehensive income (loss)	$1,245	$(6,778)

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,249	$(6,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock and options issued for services and compensation	155	112
Warrant expense	-	1,784
Depreciation and amortization	3,028	253
Change in restricted cash	87	580
Gain on settlement of capital lease termination	(147)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,008)	(657)
Inventory	(7,265)	(2,100)
Prepaid expenses and other current assets	(389)	(1,671)
Accounts payable	(4,975)	1,526
Accrued liabilities	3,464	1,867

Net cash used in operating activities	(6,801)	(5,078)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,584)	(1,304)
Purchase of intangibles	(111)	(43)

Net cash used in investing activities	(3,695)	(1,347)

Cash Flows from Financing Activities:
Proceeds on sale of common stock, net of expenses	-	9,325
Proceeds on settlement of capital lease termination	57	-
Payments on note payable	(100)	-
Proceeds from borrowing on notes payable	5,000	-

Net cash provided by financing activities	4,957	9,325

Effect of exchange rate changes on cash and cash equivalents	(4)	(6)
Net increase (decrease) in cash and cash equivalents	(5,543)	2,894
Cash and cash equivalents – beginning of period	9,591	3,845

Cash and cash equivalents – end of period	$4,048	$6,739

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$84	$16
Assets disposed of during the settlement agreement and release of capital lease	$1,579	$-

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year. The balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of Ecotality Inc. (corporate), Ecotality Stores (dba Fuel Cell Store), Innergy Power Corporation, Portable Energy de Mexico S.A. de C.V. (a subsidiary of the Company), Electric Transportation Engineering Corporation, d.b.a. Ecotality North America (“Ecotality North America”) and its subsidiary, Electric Transportation Applications, and Ecotality Australia. All significant inter-company balances and transactions have been eliminated.

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

Reclassification

A reclassification has been made to the statement of cash flows for the three months ended March 31, 2011 in order to be consistent with the presentation for the three months ended March 31, 2012. There was no change to previously reported stockholders’ equity or net loss.

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

The Company has entered into agreements, including grant agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of Electric Vehicles (“EVs”), including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimate in the period when they occur. In certain agreements, the government retains a financial interest in capital assets with a fair value of $5 thousand or greater at the end of the agreement, which the Company may either buy out upon termination of the agreement, offer to the government to buy out the Company’s interest in the assets or sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement.

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

Note 4 – Net Income (Loss) per Common Share – Basic and Diluted

Net income (loss) per common share – basic is computed by dividing reported net income (loss) by the weighted average common shares outstanding. Our preferred stockholders have no obligation to fund the Company’s losses; accordingly, no losses are allocated to shares of preferred stock during the three months ended March 31, 2011. In the periods when the Company earns net income, net income per common share – basic is determined using the two-class method. Under this method, net income per share is calculated for common stock and participating securities such as preferred stock considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Except where the result would be anti-dilutive, net income (loss) per common share - diluted has been computed assuming the conversion of outstanding shares of preferred stock into common stock, and the exercise of stock warrants and stock options. The two-class method is used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock. For the three months ended March 31, 2012 the two-class method was used and the net earnings were allocated between common and preferred holders to compute the dilutive effect of the preferred shares. The Company's 5.05% Convertible Note, represents 3,937,008 potentially dilutive shares, however, the conversion price of the Note was higher at March 31, 2012 than the average share price, so the Note was determined to be anti-dilutive. The Company's outstanding stock options with a strike price lower than the average share price were evaluated for dilutive effect, but the proceeds from the strike price, when taken together with the unamortized future compensation amount, yielded a price higher than the average share price making them anti-dilutive. Outstanding warrants with a strike price lower than the average share price have been included as a dilutive factor. For the three months ended March 31, 2011, the assumed conversion of convertible preferred stock and the exercise of stock warrants and stock options anti-dilutive due to the Company's net losses and are excluded in determining net loss per common share - diluted.

Net income (loss) per common share has been computed as follows using the weighted average number of common shares outstanding during the periods presented:

	Three Months Ended March 31,
	2012	2011

Numerator:

Net Earnings (Loss) attributable to Ecotality Inc	$1,249,489	$(6,772,028)
Less: amount allocable to unvested restricted stock issued	(11,945)	-
Less: amount allocable to preference shareholders	(261,491)	-
Net Earnings (loss) attributable to ordinary shareholders – basic and diluted	$976,053	$(6,772,028)

Denominator:

Weighted average shares outstanding	23,915,468	13,380,746
Less: unvested restricted stock issued	(289,140)	-
Weighted average ordinary shares – basic	23,626,328	13,380,746

Effect of dilutive shares:

Warrants to purchase common stock	217,171	-

Weighted average ordinary shares -- diluted	23,843,499	13,380,746

Net earnings (loss) per common share attributable to common shareholders:

Basic earnings (loss) per common share	$0.04	$(0.51)

Diluted earnings (loss) per common share	$0.04	$(0.51)

Note 5 – Fair Value of Financial Instruments

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

 The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining period until maturity of the debt. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31, 2011.

Note 6 — Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$910	$1,425
Work-in-process	28	40
Finished goods	22,103	14,316

Total inventory	23,041	15,781
Less: excess and obsolete items	(260)	(284)

Inventory, net	$22,781	$15,497

Intangible Assets

The Company capitalizes costs to develop trademarks including attorney fees, registration fees, design costs and the costs of securing it. Trademarks are amortized over a useful life of ten years starting in 2011. The Company recognized $6,584 and nil of amortization on trademarks during the three months ending March 31, 2012 and 2011 respectively.

The Company capitalizes legal costs to establish new patents and amortizes them over the life of the patent. When the patents are approved and in use, amortization is commenced at that time. Patents are amortized over a useful life of twenty years or less. The Company recognized $5,936 and nil of amortization on patents during the three months ending March 31, 2012 and 2011, respectively.

Intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Brand, trademark	$289	$289
Patents, in service	449	173
Patents, not in service	112	275

Total intangible assets	850	737
Less: accumulated amortization	(41)	(28)

Intangible assets, net	$809	$709

Property and Equipment

Property and equipment, net are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011

Equipment	$20,257	$18,617
Buildings	576	576
Vehicles	1,558	1,558
Furniture and fixtures	261	254
Leasehold improvements	808	792
Computer software	2,205	1,878

Total property and equipment	25,665	23,675
Less: accumulated depreciation and amortization	(10,065)	(7,045)

Property and equipment, net	$15,600	$16,630

Unearned Revenue

Unearned revenue at March 31, 2012 and December 31, 2011 relates to the DOE EV Project and the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (CEC project) as well as other projects for which invoices are generated as costs are incurred and revenue is recognized as the related services are performed, or otherwise meet the revenue recognition criteria.  The current and long term portions of unearned revenue as of March 31, 2012 and December 31, 2011consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

DOE Project	$12,339	$9,010
CEC Project	1,012	1,162
Other	1,093	1,027

Total unearned revenue	$14,444	$11,199

Note 7– Stockholders’ equity

 Common Stock

During the three months ended March 31, 2012, the Company had no common stock transactions.

Note 8 – Notes Payable

On January 16, 2007, the Company purchased an office building for an aggregate price of $576.0 thousand.  Half of the aggregate price of $288.0 thousand was paid in cash and the remaining balance of $288.0 thousand was structured as an interest-only loan.  The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.   The Company paid $100.0 thousand in connection with the refinance of the property on January 20, 2012. The remaining balance of $187 thousand is structured as an interest-only loan, bears an interest rate of 7.0% calculated annually, with monthly payments in the amount of $1.1 thousand due on or before January 16, 2014, with the possibility of an extension to January 16, 2016. The loan is secured by a deed of trust on the office building.

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment cost at $1.8 million, which was determined to be a capital lease. This 18-month capital lease of equipment obligated the Company to $2.1 million of lease payments starting August 1, 2011. The equipment covered by this lease was to be utilized by the Company in furthering the deployment of home energy management systems. On January 20, 2012 the Company and Cisco Capital together with Cisco Systems entered into a Settlement Agreement and Release following notification to the Company by Cisco Systems of their decision not to continue to provide certain services related to the equipment subject to the lease. The settlement agreement had the effect of terminating the lease, with the Company retaining a small portion of the equipment called for in the original lease, and returning the remainder. Interest payments previously accrued and unpaid under the lease agreement were liquidated through a final settlement calling for a payment from the Company to Cisco Capital of $10 thousand and a payment from Cisco Capital to the Company of $63 thousand. As a result of the Settlement Agreement and Release, in the March 31, 2012 financial statements we recorded a $147 thousand reversal of previously accrued interest expense. At March 31, 2012, the total liability balance relating to the capital lease obligation was $0.

March 13, 2012 Financing Agreements:

Convertible Note Purchase Agreement

The Company and ABBTV entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, $5 .0 million in aggregate principal amount of a 5.05% Unsecured Convertible Note due 2015 (the Note”). The Convertible Note Purchase Agreement contains customary representations, warranties and agreements by the Company. In addition, the Company has agreed to indemnify the Investor against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Investor may be required to make in respect of those liabilities.

5.05% Unsecured Convertible Note Due 2015

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

Events of default under the Note include, among others, payment defaults, cross-defaults, the Company’s common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or certain subsidiaries. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Note for a price equal to the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. In addition, upon an event of default the interest rate on the Note will increase by a per annum rate of 2.0% during the first 90-day period immediately following the event of default and will increase an additional 2.0% per annum during each subsequent 90-day period until the event of default has been cured, but in no event will such increase exceed a per annum rate of 6.0%.

The Company may redeem all the outstanding principal amount of the Note if the Company enters into a binding agreement for a change of control of the Company or if the closing sale price of the Company’s common stock exceeds 300% of the conversion price for thirty (30) consecutive calendar days. If the Company elects to redeem the Note, the redemption price will be equal to 115% of the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date the Company elects to redeem the note and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount.

Registration Rights Agreement

 In connection with the potential conversion of the Note, the Company and ABBTV entered into a Registration Rights Agreement (the Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement providing for the resale of the securities issuable upon a conversion of the Note. The registration statement was filed May 11, 2012. The registration statement must be declared effective by the Securities and Exchange Commission (the “SEC”) no later than 90 days after the issuance date of the Note (or, in the event of a “full review” by the SEC, no later than 120 days after such issuance date). The Company will be required to pay liquidated damages to the Investor as set forth in the Registration Rights Agreement if it fails to meet these deadlines.

Amendment to Warrant

In connection with the Convertible Note Purchase Agreement, the Company and ABBTV entered into an Amendment to Warrant (“Warrant Amendment”), amending that certain warrant to purchase up to 1,041,667 shares of common stock of the Company (the “Warrant”), which the Company issued to the ABBTV on January 13, 2011. The Warrant Amendment reduces the exercise price applicable to the Warrant from $4.91 per share to $2.50 per share.

As a result of these agreements, the Company recorded a long term note of $5 million, which is presented in the March 31, 2012 balance sheet net the discount represented by the value of the related amendment to warrant. The discount was determined based on the difference in the value of the original warrant immediately prior to the amendment, and the value of the warrant immediately following the amendment. The reprice calculation resulted in a discount of $122 thousand. At March 31, 2012, the total long term liability balance relating to the convertible note was $5 million, less a discount of $0.1 million.

Note 9–Warrants

The following table summarizes the stock warrants activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price
Outstanding — December 31, 2011	4,529,856	$7.18

Granted	0
Forfeited	0
Expired	0

Outstanding — March 31, 2012	4,529,856	$6.62

Vested and expected to vest — March 31, 2012	4,529,856	$6.62

Vested – March 31, 2012	4,529,856	$6.62

Additional information regarding the Company’s stock warrants outstanding and the weighted-average price as of March 31, 2012 is summarized below:

Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$9.00	3,010,412	2.61	$9.00
$2.50	1,041,667	3.96	2.50
$0.60	477,777	3.87	0.60

Total	4,529,856	3.05	$6.62

In the three months ended March 31, 2012 the Company signed an Amendment to Warrant agreement with ABB Technology Ventures which called for the Company to reduce the exercise price of certain warrants to purchase up to 1,041,667 shares of common stock from $4.91 to $2.50 per share. This reduction in exercise price is reflected in the charts above. The Amendment to Warrant Agreement was entered into as part of a larger financing arrangement (see Note 14).

Note 10 - Stock-Based Compensation

Stock options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2011	1,275,665	5.06	8.47	8

Granted	382,000	1.10	9.95
Forfeited	50,000	2.79	9.23
Expired	0

Outstanding — March 31, 2012	1,607,665	4.20	8.40	0

Vested and expected to vest — March 31, 2012	1,600,165	4.22	8.39

Vested – March 31, 2012	1,118,915	5.19	7.92

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of March 31, 2012 is summarized below:

Options Outstanding
Exercise Prices	Number of Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Shares Subject to vested Stock Options
16.80	16,666	5.58	16,666
11.10	11,666	5.75	11,666
6.19	100,000	8.29	100,000
5.39	722,000	8.09	722,000
4.60	57,500	8.12	57,500
4.04	35,000	8.09	35,000
3.62	25,000	8.64	6,250
3.53	200,000	8.63	50,000
3.03	41,667	2.31	41,667
2.74	29,500	9.26	29,500
2.40	16,666	6.58	16,666
1.19	100,000	9.88	0
1.16	32,000	9.85	32,000
1.05	220,000	9.99	0
	1,607,665		1,118,915

A summary of the assumptions used in calculating the fair value of option awards during the three months ended March 31, 2012 and 2011 is reflected below. There were no issuances of options during the three months ended March 31, 2011.

	March 31,
	2012	2011

Expected term (in years)	5 - 6.25	—
Risk-free interest rate	0.88 - 1.41%	—
Expected volatility	140- 142%	—
Expected dividend rate	0.0%	—

The share-based compensation expenses recognized in the consolidated statements of operations was $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively and includes the expense for options and restricted common stock awards.

Restricted Common Shares

	Number of Vesting Restricted Shares	Weighted-Average Share Price at date of grant	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2011	415,513	$2.38	1.4	$449

Granted	-
Forfeited	-
Vested	166,666	$3.03		$163

Outstanding — March 31, 2012	248,847	$1.95		$244

Expected to vest — March 31, 2012	244,512	$1.93		$240

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases facilities under leases with third parties classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $98,582.  Some leases are month to month, which requires no future obligation; however, all termed leases expire through December 2015. Future minimum annual lease payments for non-cancelable operating leases in effect at March 31, 2012 are as follows (in thousands):

At March 31, 2012
2012	$685
2013	449
2014	233
2015	214
2016	-
Thereafter	-
Total future minimum lease payments	$1,581

On January 5, 2012, the Company signed a lease with Wells Fargo Bank, N.A. for space in San Francisco to house the Company’s corporate offices. This lease calls for monthly payments of $8,983 for the first 12 months and $9,392 for the duration. The lease expires on December 17, 2013.

The total rental expense included in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.2 million respectively. As of March 31, 2012, the Company had twenty-two leases in effect for operating space.

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between Ecotality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and Ecotality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. On June 12, 2006, Ecotality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already made, the License Agreement contemplated certain additional consideration involving fee payments. To date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was $0.1 million and $0.1 million at March 31, 2012 and December 31, 2011, respectively.

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

The Company received a letter, dated March 19, 2012, from a law firm representing Ardour Investments, LLC claiming that the Company breached its obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services it alleges were provided by Ardour to the Company under an Engagement Letter between the Company and Ardour, dated November 1, 2007, as amended March 9, 2009. Ardour is claiming damages in the amount of $335,000. Along with the demand letter they have also delivered a draft complaint stating the claims they intend to file in the Supreme Court of the State of New York if the Company fails to make payment on their demand. We are currently evaluating the merits of Ardour’s case and have retained outside legal counsel in connection with the matter.

Note 12 - Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. Ecotality Inc. is the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., the Company's wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they would be included in International segment as well. These subsidiaries are presented in four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

Management continues to assess how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. For the three months ended March 31, 2012 and 2011 inter-segment sales were $0.02 million and $0.01 million respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2012
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$13,053	$360	$154	$83	$13,650
Depreciation and amortization	3,001	-	-	6	3,007

Operating income (loss)	1,209	74	32	(262)	1,053
Other income (expense)	163	-	-	(18)	145

Segment Income (Loss) before Corporate Overhead Allocation	1,372	74	32	(280)	1,198

Corporate Overhead Allocation	69	2	1	-	72

Segment Income (Loss)	$1,441	$76	$33	$(280)	$1,270

Not Included in segment income:

Depreciation on Corporate Assets					21

Reported Net Income					$1,249

Capital Expenditures	$3,584	$-	$-	$-	$3,584

Total segment assets - excluding intercompany receivables	$43,895	$341	$142	$382	$44,760

Other items Not included in Segment Assets:

Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					5,378

Total Reported Assets					$53,634

	THREE MONTHS ENDED MARCH 31, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$3,675	$468	$174	$19	$4,336
Depreciation and amortization	237	1	-	3	241

Operating income (loss)	(3,091)	142	41	(188)	(3,096)
Interest expense	(11)	-	-	-	(11)

Segment Income (Loss) before Corporate Overhead Allocation	(3,102)	142	41	(188)	(3,107)

Corporate Overhead Allocation	(3,113)	(394)	(146)	-	(3,653)

Segment Loss	$(6,215)	$(252)	$(105)	$(188)	$(6,760)

Not Included in segment loss:

Depreciation on Corporate Assets					12

Reported Net loss					$(6,772)

Capital Expenditures	$1,268	$-	$-	$-	$1,268

Total segment assets - excluding intercompany receivables	$11,898	$592	$263	$348	$13,101

Other items Not included in Segment Assets:

Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					8,030

Total Reported Assets					$24,627

Note 13 – Agreement with Department of Energy (DOE)

On September 30, 2009, the Company’s Ecotality North America subsidiary signed a contract with the DOE for a cost-reimbursable contract worth at least $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, Ecotality North America was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”).  In connection with the DOE Contract, Ecotality North America will perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (“The EV Project”).  Ecotality North America obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by Ecotality North America, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the Company will submit as allowable costs certain estimated costs of ownership incurred by the owner of the vehicles in the program, which are not costs to the program. Such allowable costs will result in reimbursement for items that the Company incurs minimal actual related costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $120 million have minimal related costs to the Company as they relate to allowable costs for third party ownership. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. The EV Project commenced in October 2009 and is scheduled to terminate in 2013. Under the federal regulations, upon the completion of The EV Project, there are three options for any equipment with a then-current fair value in excess of $5,000. The options are as follows: (1) retain the equipment by paying the DOE the remaining 45.8% of the fair value as determined at the end of the contract, (2) the DOE may buy out from the Company remaining 54.2% of the fair value as determined at the end of the contract, or (3) the asset may be sold, with the Company entitled to 54.2% of the proceeds and the government entitled to 45.8%.

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

In January 2012 the DOE notified the Company that it was proceeding with the definitization process and advised the Company verbally that a change will be made to disallow reimbursement of certain in-kind costs. The Company does not expect this change to impact our aggregate reimbursements by the DOE or the aggregate costs to be incurred, because in-kind costs result in minimal actual costs incurred by the Company, and the total allowable in-kind costs, which are driven by the deployment of vehicles, are expected to still be sufficient to claim the maximum amounts allowed under the DOE Contract. However, in connection with these DOE communications the Company has revised its methodology to measure the cumulative effort incurred under the EV Project for purposes of recognizing grant revenue, and excluded the in-kind costs no longer allowed for reimbursement.DOE Contract accounted for 59% of revenue for the three months ended March 31, 2012, and 51% for the three months ended March 31, 2011. The DOE Contract receivables balance was $2.2 million at March 31, 2012, and zero at December 31, 2011.

Note 14 – Agreements with ABB Technology Ventures Ltd (“ABBTV”) and ABB Inc.

On January 10, 2011, Ecotality entered into a Securities Purchase Agreement with ABBTV pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10 million. The closing of the investment occurred on January 13, 2011. At the closing, the Company issued to ABBTV 2,604,167 shares of common stock at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share, later reduced to $2.50 per share. The warrant expires in January 2016. The Company also entered into an investor rights agreement with ABBTV pursuant to which the Company agreed to file a registration statement providing for the resale of common stock purchased by ABBTV. Pursuant to the terms of the investor rights agreement, in January 2011 ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the proceeds from the investment in common stock and additional paid-in capital during the quarter ended March 31, 2011, as both common stock and the warrant represent equity instruments.

On January 10, 2011, the Company entered into a Collaboration and Strategic Supplier Relationship Framework Agreement with ABB Inc., an affiliate of ABBTV. This agreement sets forth the general terms for the collaboration and strategic supplier relationship that ABB Inc. and the Company have agreed to implement between themselves and their affiliated companies. Also on January 10, 2011, the Company and ABB Inc. entered into the Collaboration and Strategic Supplier Relationship for North America Markets Agreement. This agreement sets forth the terms of the supplier relationship between the Company and ABB Inc. with respect to the North American market. This agreement was amended as part of the March 13, 2012 financing discussed below.

On March 13, 2012, the Company entered into the following material definitive agreements:

Convertible Note Purchase Agreement

The Company and ABBTV entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, $5.0 million in aggregate principal amount of a 5.05% Unsecured Convertible Note due 2015 (the “Note”). The Convertible Note Purchase Agreement contains customary representations, warranties and agreements by the Company. In addition, the Company has agreed to indemnify the Investor against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Investor may be required to make in respect of those liabilities.

5.05% Unsecured Convertible Note Due 2015

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

Events of default under the Note include, among others, payment defaults, cross-defaults, the Company’s common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or certain subsidiaries. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Note for a price equal to the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. In addition, upon an event of default the interest rate on the Note will increase by a per annum rate of 2.0% during the first 90-day period immediately following the event of default and will increase an additional 2.0% per annum during each subsequent 90-day period until the event of default has been cured, but in no event will such increase exceed a per annum rate of 6.0%.

The Company may redeem all the outstanding principal amount of the Note if the Company enters into a binding agreement for a change of control of the Company or if the closing sale price of the Company’s common stock exceeds 300% of the conversion price for thirty (30) consecutive calendar days. If the Company elects to redeem the Note, the redemption price will be equal to 115% of the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date the Company elects to redeem the note and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount.

Registration Rights Agreement

In connection with the potential conversion of the Note, the Company and ABBTV entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement providing for the resale of the securities issuable upon a conversion of the Note. The registration statement was filed May 11, 2012. The registration statement must be declared effective by the Securities and Exchange Commission (the “SEC”) no later than 90 days after the issuance date of the Note (or, in the event of a “full review” by the SEC, no later than 120 days after such issuance date). The Company will be required to pay liquidated damages to the Investor as set forth in the Registration Rights Agreement if it fails to meet these deadlines.

Amendment to Warrant

In connection with the Convertible Note Purchase Agreement, the Company and ABBTV entered into an Amendment to Warrant (“Warrant Amendment”), amending that certain warrant to purchase up to 1,041,667 shares of common stock of the Company (the “Warrant”), which the Company issued to the ABBTV on January 13, 2011. The Warrant Amendment reduces the exercise price applicable to the Warrant from $4.91 per share to $2.50 per share.

STRATEGIC RELATIONSHIP AGREEMENTS

The 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement

On March 13, 2012, the Company and ABB Inc., an affiliate of ABBTV (“ABB”), entered into the 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement (the “2012 Amended and Restated Collaboration Agreement”), amending, restating and superseding, collectively, that certain Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of January 10, 2011, and that certain Collaboration and Strategic Supplier Relationship For NAM Agreement, dated as of January 10, 2011, between the Company and ABB. The 2012 Amended and Restated Collaboration Agreement, among other things, sets out the general framework upon which the Company and ABB and its affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and in connection with the supplier relationship between the Company and ABB with respect to the North American market.

Blink License Agreement

On March 13, 2012, the Company and ABB entered into a Blink License Agreement (the “Blink License Agreement”). Subject to certain restrictions, the Blink License Agreement grants ABB and its affiliates (1) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (2) the right to use certain of the Company’s trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (3) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, the Company received $5.0 million from ABB.

Accounting for the March 13, 2012 Transactions

The March 13, 2012 transactions with ABB required an allocation of the $10 million in total proceeds from both the convertible note, and the licensing agreement. The consideration was allocated based on the relative fair market values of the underlying consideration and was recorded as follows: a $5 million long term note was recorded based on the fair value of a comparable instrument with comparable terms, a $0.1 million discount was applied to the note related to the value of re-pricing ABBTV’s pre-existing warrants, $2.4 million was recorded to other income, related to the value of the partial release of exclusivity to the North American Market provided for in the Collaboration Agreement, and $2.6 million was recorded as revenue related to the Blink License.

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

The draft business agreements also had provided for SGI to receive certain warrants to purchase the Company’s common stock based on its payment of certain license fees, its capital contributions to the joint venture, and the amount of products purchased by the Company from the joint venture. The parties have agreed that instead, SGI would be entitled to immediately receive warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock. The value of the warrant was included in general and administrative expense in the statement of operations for the three months ended March 31, 2011, as it represents a release of exclusivity rights previously granted to SGI which became necessitated by the Investment and the Securities Purchase Agreement with ABBTV.  SGI will also be entitled to receive upon the final formation and total $5 million funding of the joint venture another warrant to purchase 477,777 shares of the Company’s common stock.

As part of the amendment, SGI also assigned all its economic interests under this agreement to Green Valley International Energy Investment Company, based in Beijing, China.

Note 16 – Subsequent Events

On May 11, 2012, the Company received a letter from Nasdaq Listing Qualifications informing it that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of Nasdaq Marketplace Rule 5550(a)(2). The Nasdaq rules provide the Company with 180 days, or until November 7, 2012, to regain compliance. During this 180-day period, the Company’s shares will continue to trade on The Nasdaq Capital Market. If at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive trading days, the Company will regain compliance and the matter will be closed.

In the event that the Company does not regain compliance, it may be eligible for an additional 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period.

In May 2012, the Company cancelled 3,888 shares of its common stock representing a forfeited share grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this Annual Report that are not historical facts are, or may be deemed to be, forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this Annual Report, the words anticipate,” estimate”,” expect”,” may,” plans”,” project”,” believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our renewable energy strategy. Our primary operating segments consist of ECOtality North America, Innergy, ECOtality Stores (d.b.a. Fuel Cell Store) and International which includes the results of ECOtality Australia Pty, Ltd. We acquired ECOtality Stores, Innergy and ECOtality North America in 2007. In conjunction with our acquisition of Innergy, we also acquired Innergy’s wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., that provides manufacturing and assembly services. We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. In 2011, we established a new, wholly-owned subsidiary, Ecotality Asia Pacific Limited. This new subsidiary, headquartered in Hong Kong, will serve as a holding company for potential joint ventures in China and other locations throughout Asia for the purpose of manufacturing, marketing and distributing battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support.

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

Results of Operations

Three months ended March 31, 2012 compared to three months March 31, 2011

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Dollar Increase /	Percentage Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$13,650	$4,336	$9,314	215%
Cost of goods sold	8,496	5,327	3,169	59

Gross profit (loss)	5,154	(991)	6,145	620

Operating expenses:
General and administrative	5,986	3,778	2,208	58
Depreciation and amortization	141	94	47	50
Warrant expense	-	1,784	(1,784)	(100)
Research and development	326	114	212	185

Total operating expenses	6,453	5,770	683	12

Loss from operations	(1,299)	(6,761)	5,462	81

Interest income (expense), net	145	(13)	158	(1,214)
Other income, net	2,404	2	2,402	1,201

Income (Loss) before provision for income taxes	1,250	(6,772)	8,022	118

Provision for income taxes	(1)	-	(1)	(1)

Net income (loss)	$1,249	$(6,772)	$8,021	118%

Revenue and Cost of Revenue

We recognized revenue of $13.7 million for the three months ended March 31, 2012 compared to $4.3 million for the three months ended March 31, 2011.  The increase in revenue of $9.3 million or 215% in 2012 is primarily related to the revenue earned on work performed under the DOE Contract, which was $8.1 million in the three months ended March 31, 2012 compared to $2.2 million for the same period in 2011. We also reported licensing revenue of $2.6 million in the three months ended March 31, 2012 as compared to nil for the three months ended March 31, 2011. We anticipate the majority of our revenue in 2012 will be derived from the DOE Contract based on deliveries of chargers and the billing of in-kind costs relating to cost share of EV project participants.

Cost of revenue primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  Cost of revenue was $8.5 million for the three months ended March 31, 2012 compared to $5.3 million for the three months ended March 31, 2011.  The increase of $3.2 million, or 59%, was primarily due to the ramp up of activity and associated costs incurred under the DOE Contract in 2012.

Gross margin percentage for the three months ended March 31, 2012 was 38% compared to (23%) for the three months ended March 31, 2011. The increase in the gross margin is related to increased revenue related to in-kind costs under our EV Project contract for which the Company is permitted to include cost share from third party project participants in its billings, resulting in lower direct costs to the Company. It is also reflective to the sale of the license to ABB which generated $2.6 million in revenue in the three months ended March 31, 2012 for which no direct costs were incurred.

Operating Expenses

Total operating expenses were $6.5 million for the three months ended March 31, 2012 compared to $5.8 million for the three months ended March 31, 2011. The largest component of our operating expenses is general and administrative expenses, which were $6.0 million or 93% of total operating expenses for the three months ended March 31, 2012, compared with $3.8 million or 65% for the three months ended March 31, 2011.

General and administrative expenses primarily consist of payroll, facilities, legal fees, professional fees and marketing costs.  General and administrative expenses increased by $2.2 million or 58% for the three months ended March 31, 2012 compared to the same period in the prior year.

Legal fees were $0.2 million for the three months ended March 31, 2012 compared with $0.5 million for the three months ended March 31, 2011. The reduction in 2012 was primarily related to lower costs associated with the SEC formal Private Order of Investigation and lower patent maintenance fees. All expenses related to the SEC Private Order are currently being expensed with the expectation of insurance reimbursement in 2012 from our Directors and Officers insurance carrier.

Professional fees were $0.7 million for the three months ended March 31, 2012 compared with $0.3 million for three months ended March 31, 2011. The $0.4 million increase is attributable to increased expenses to perform maintenance on our IT systems to support our execution of the EV Project and our overall business plan.

Executive and Director’s compensation was $0.7 million in the three months ended March 31, 2012 compared with $0.3 million in the comparable prior year period.  All other compensation was $2.2 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended March 31, 2011.  The increase in compensation is directly attributable to the increase in workforce required to service the DOE Contract.

Our marketing, investor and public relations expenses were $0.3 million for the three months ended March 31, 2012 compared with $0.2 million for the three months ended March 31, 2011. The increased spending in 2012 was primarily related to ongoing branding identification efforts to establish our base brand from which all our on-road (electric vehicle related) products will extend and to promoting our line of electric vehicle products.

Accounting fees were $0.3 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. The increase in accounting expenses is related to higher audit fees.

All other general and administrative expenses totaled $1.6 million for the three months ended March 31, 2012 compared to $0.9 million for the three months ended March 31, 2011. The increase in all other general and administrative expenses was primarily driven by the additional resources needed to support the increased employee population and the ramp up of activity around the DOE contract.

Warrant expense was $1.8 million for the three months ended March 31, 2011 and related to the issuance of a warrant to purchase 477,777 shares of common stock that was issued to Shenzen Goch Investment Ltd. in accordance with an amendment to our Master Overhead Joint Venture Agreement. The value of the warrant was included in the statement of operations for the three months ended March 31, 2011 as it represents a release of exclusivity rights previously granted to SGI which was necessitated by the Securities Purchase Agreement with ABBTV. There was no similar item during the three months ended March 31, 2012.

Research and development expenses totaled $0.3 million for the three months ended March 31, 2012 compared to $0.1 million for the three months ended March 31, 2011. The increase of $0.2 million was due to our focus on research and development activities related to EV products.

Depreciation expense was approximately $0.1 million for the three months ended March 31, 2012 and 2011. We expect this expense to increase as we purchase more property and equipment in support of the growth of our operations.

Other income totaled $2.4 million for the three months ended March 31, 2012 compared to $0.002 million for the three months ended March 31, 2011. The increase was due to the March 13, 2012 transaction with ABB related to the partial release of exclusivity to the North American Market provided for in the Blink License Agreement.

Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. Ecotality Inc. is the parent company of Fuel Cell Store and ECOtality North America. Innergy, a division of ECOtality, is a leader in the design and manufacture of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules. Fuel Cell Store is the leading online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal. ECOtality North America is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECOtality North America also holds exclusive patent rights to the SuperCharge and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers. ECOtality Australia Pty Ltd., the Company's wholly owned subsidiary in Australia, markets and distributes our Blink and Minit-Charger equipment in Australia and Southeast Asia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they would be included in International segment as well. These subsidiaries are presented in four reportable segments: Fuel Cell Store, ECOtality North America, Innergy and International.

Management continues to assess how it evaluates segment performance, we currently utilize income (loss) from operations, excluding depreciation of corporate assets. For the three months ended March 31, 2012 and 2011 inter-segment sales were $0.02 million and $0.01 million respectively.  All inter-segment sales have been eliminated during the consolidation process.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 is as follows:

	THREE MONTHS ENDED MARCH 31, 2012
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$13,053	$360	$154	$83	$13,650
Depreciation and amortization	3,001	-	-	6	3,007

Operating income (loss)	1,209	74	32	(262)	1,053
Other income (expense)	163	-	-	(18)	145

Segment Income (Loss) before Corporate Overhead Allocation	1,372	74	32	(280)	1,198

Corporate Overhead Allocation	69	2	1	-	72

Segment Income (Loss)	$1,441	$76	$33	$(280)	$1,270

Not Included in segment income:

Depreciation on Corporate Assets					21

Reported Net Income					$1,249

Capital Expenditures	$3,584	$-	$-	$-	$3,584

Total segment assets - excluding intercompany receivables	$43,895	$341	$142	$382	$44,760

Other items Not included in Segment Assets:

Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					5,378

Total Reported Assets					$53,634

	THREE MONTHS ENDED MARCH 31, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTERNATIONAL	TOTAL
Total Revenues	$3,675	$468	$174	$19	$4,336
Depreciation and amortization	237	1	-	3	241

Operating income (loss)	(3,091)	142	41	(188)	(3,096)
Interest expense	(11)	-	-	-	(11)

Segment Income (Loss) before Corporate Overhead Allocation	(3,102)	142	41	(188)	(3,107)

Corporate Overhead Allocation	(3,113)	(394)	(146)	-	(3,653)

Segment Loss	$(6,215)	$(252)	$(105)	$(188)	$(6,760)

Not Included in segment loss:

Depreciation on Corporate Assets					12

Reported Net loss					$(6,772)

Capital Expenditures	$1,268	$-	$-	$-	$1,268

Total segment assets - excluding intercompany receivables	$11,898	$592	$263	$348	$13,101

Other items Not included in Segment Assets:

Goodwill	$3,496	$-	$-	$-	$3,496
Other Corporate Assets					8,030

Total Reported Assets					$24,627

Ecotality North America is the segment that includes the operating results related to our DOE Contract. The changes in operating results by segment are consistent with the fluctuations noted in the results of operations year over year, as the majority of the increase activity is related to activities under the DOE Contract.

Employees

As of March 31, 2012, we had 181 employees, including 7 in manufacturing and the remainder in research and development, sales and marketing, and general and administration positions. None of our employees is represented by a labor union or is covered by a collective bargaining agreement other than our employees in our wholly owned subsidiary in Mexico. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Liquidity and Capital Resources

As of March 31, 2012, we had $4.0 million of cash and cash equivalents compared to $9.6 million as of December 31, 2011. The $5.5 million decrease in cash is directly attributable to the use of our funds in the expansion of our business as we incurred costs to produce and install electric chargers in support of the DOE Contract requirements. As of March 31, 2012 we had $0.5 million of restricted cash which serves as the collateral for letters of credit and accordingly, is not available for our use in current operations.

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

We utilized cash for operating activities in the amount of $6.8 million during the three months ended March 31, 2012 compared to $5.1 million during the three months ended March 31, 2011. The use of cash reflected a net income of $1.2 million in 2012 and a net loss of $6.8 million in 2011.  The net income for the three months ended March 31, 2012 is largely due to recording $2.6 million of license revenue and $2.4 million of other income related to the March 13, 2012 ABB transaction. This income is offset by expenses incurred to support the DOE Contract requirements.

Net cash used in investing activities was $3.7 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011. The purchase of property and equipment of $3.6 million in 2012 and $1.3 million in 2011 was primarily for items to be utilized in support of the DOE cost reimbursement contract.

Net cash generated by financing activities was $5.0 million in 2012 compared to $9.3 million in 2011. The 2012 figure is related to securing a 5.05% Convertible Note from ABB Technology Ventures.  The 2011 figure is related to $10 million in equity investment capital received in January 2011 associated with a public offering.  Financing activities commencing in 2009 and continuing to the present, have been a critical factor in enabling us to transform ourselves to become a leader in the renewable energy sector.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2011 was centered around the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In the three months ended March 31, 2011 we focused on establishing a viable operation BLINK network by installing EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF , Chevy Volt and other electric vehicles. A majority of the installations in 2012 will go towards satisfying the demand of The EV Project. However, we have ramped up a sales and field operations organization that will sell, install and service EVSE and an EVSE network after The EV Project’s completion. We expect the majority of installations in 2012 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we are updating our industrial line of products and services as we maintain a marketing and sales focus on the recovering warehouse and airport ground support equipment markets. We are developing and launching our next generation of industrial products in the second half of 2012 with additional features and services, but at lower costs than our products selling price today in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital was $9.3 million at March 31, 2012.    Given that we may not raise additional working capital from debt or equity in 2012, we are working hard to execute on the DOE Contract and to sell our products throughout 2012 to generate the necessary working capital from operations.

Contractual Obligations

On June 12, 2006, the Company entered into a license agreement (the License Agreement”) with the California Institute of Technology (CalTech”) whereby the Company obtained certain exclusive and non-exclusive intellectual property licenses pertaining to the development of an electronic fuel cell technology, in exchange for 97,826 shares of common stock of the Company with a fair market value of $8.2 million. In addition, the License Agreement contemplated certain additional fee arrangements, to date, no additional fees have been paid in connection with the License Agreement.

On January 16, 2007, the Company purchased an office building for an aggregate price of $576.0 thousand.  Half of the aggregate price of $288.0 thousand was paid in cash and the remaining balance of $288.0 thousand was structured as an interest-only loan.  The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.   The Company paid $100.0 thousand in connection with the refinance of the property on January 20, 2012. The remaining balance of $187 thousand is structured as an interest-only loan, bears an interest rate of 7.0% calculated annually, with monthly payments in the amount of $1.1 thousand due on or before January 16, 2014, with the possibility of an extension to January 16, 2016. The loan is secured by a deed of trust on the office building.

As of March 31, 2012, the Company has twenty-one leases in effect for operating space. Future obligations under thse commitments are $0.7 million for 2012, $0.5 million for 2013, $0.2 million for 2014 and $0.2 million for 2015 and $0 thereafter.

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

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 3, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included under Item 1 of this Quarterly Report on 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were effective for the period ended March 31, 2012.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) were effective for the period ended March 31, 2012.

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

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

The Company received a letter, dated March 19, 2012, from a law firm representing Ardour Investments, LLC claiming that the Company breached its obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services it alleges were provided by Ardour to the Company under an Engagement Letter between the Company and Ardour, dated November 1, 2007, as amended March 9, 2009. Ardour is claiming damages in the amount of $335,000. Along with the demand letter they have also delivered a draft complaint stating the claims they intend to file in the Supreme Court of the State of New York if the Company fails to make payment on their demand. We are currently evaluating the merits of Ardour’s case and have retained legal counsel in connection with the matter.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March  31, 2012 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2012, the Company entered into the following financing arrangements:

Convertible Note Purchase Agreement

The Company and ABB Technology Ventures Ltd (the “Investor”) entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, $5.0 million in aggregate principal amount of a 5.05% Unsecured Convertible Note due 2015 (the Note”). The Convertible Note Purchase Agreement contains customary representations, warranties and agreements by the Company. In addition, the Company has agreed to indemnify the Investor against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Investor may be required to make in respect of those liabilities.

5.05% Unsecured Convertible Note Due 2015

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

Events of default under the Note include, among others, payment defaults, cross-defaults, the Company’s common stock is suspended from trading for a period of time or no longer listed on an eligible trading market, and certain bankruptcy-type events involving the Company or certain subsidiaries. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Note for a price equal to the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. In addition, upon an event of default the interest rate on the Note will increase by a per annum rate of 2.0% during the first 90-day period immediately following the event of default and will increase an additional 2.0% per annum during each subsequent 90-day period until the event of default has been cured, but in no event will such increase exceed a per annum rate of 6.0%.

The Company may redeem the outstanding principal amount of the Note if the Company enters into a binding agreement for a change of control of the Company or if the closing sale price of the Company’s common stock exceeds 300% of the conversion price for thirty (30) consecutive calendar days. If the Company elects to redeem the Note, the redemption price will be equal to 115% of the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date the Company elects to redeem the note and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount.

The proceeds from this debt issuance are to be used to fund operations.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities in the three months ended March 31, 2012.

ITEM 4.  Mining Safety Disclosures

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the ECOtality, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Incomre, (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

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

ECOTALITY INC.
Date: May 21, 2012
	By:	/s/ Jonathan R. Read
Jonathan R. Read

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ H. Ravi Brar
H. Ravi Brar

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the ECOtality, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Incomre, (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. *

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