Form 10-Q
period 2012-06-30
ECOTALITY, INC.
filed 2012-08-14
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 23,909,229 shares.

ECOTALITY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ECOTALITY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,323	$9,591
Restricted cash	700	587
Receivables, net of allowance for bad debts of $149 and $81 as of
June 30, 2012 and December 31, 2011, respectively	3,082	3,124
Inventory	25,110	15,497
Prepaid expenses and other current assets	818	732
Total current assets	34,033	29,531
Property and equipment, net	15,611	16,630
Other assets	50	147
Goodwill	3,496	3,496
Intangible assets, net	898	709
TOTAL ASSETS	$54,088	$50,513
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,490	$10,939
Accrued legal fees	255	125
Accrued payroll	904	793
Unearned revenue, current portion	17,805	11,078
Warranty reserves	607	577
Current portion of long term debt	-	1,647
Accrued liabilities, other	2,217	2,439
Total current liabilities	28,278	27,598
Long term portion of unearned revenue	341	121
Long term portion of convertible note, less unamortized discount of $110
as of June 30, 2012	4,890	-
Other long term debt	188	109
TOTAL LIABILITIES	33,697	27,828

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 shares issued and outstanding as of June 30, 2012
and December 31, 2011	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,912 and
23,915 shares issued and outstanding as of June 30, 2012 and
December 31, 2011, respectively	24	24
Additional paid-in capital	127,884	127,488
Accumulated deficit	(107,447)	(104,759)
Accumulated other comprehensive loss	(76)	(74)
TOTAL STOCKHOLDERS' EQUITY	20,391	22,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,088	$50,513

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Revenue	$13,014	$6,038	$26,664	$10,375
Cost of goods sold	9,958	6,885	18,454	12,213
Gross profit (loss)	3,056	(847)	8,210	(1,838)

Operating expenses:
Sales and marketing	1,322	409	2,538	1,335
Research and development	299	131	624	246
General and administrative	5,268	4,193	10,181	7,138
Warrant expense	-	-	-	1,784
Total operating expenses	6,889	4,733	13,343	10,503
Loss from operations	(3,833)	(5,580)	(5,133)	(12,341)
Interest income	-	3	165	5
Interest expense	(85)	(27)	(105)	(42)
Other income (expense), net	(1)	6	2,404	8
Loss before income taxes	(3,919)	(5,598)	(2,669)	(12,370)
Income tax expense	(18)	-	(19)	-
Net loss	$(3,937)	$(5,598)	$(2,688)	$(12,370)

Net loss per share:

Basic	$(0.16)	$(0.40)	$(0.11)	$(0.90)

Diluted	$(0.16)	$(0.40)	$(0.11)	$(0.90)

Weighted-average common shares outstanding:

Basic	23,914,185	14,005,179	23,914,826	13,694,687

Diluted	23,914,185	14,005,179	23,914,826	13,694,687

See the accompanying notes to the condensed consolidated financial statements.

4

ECOTALITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss	$(3,937)	$(5,598)	$(2,688)	$(12,370)

Other comprehensive income (loss):
Foreign currency translation adjustments	2	(7)	(2)	(13)

Comprehensive loss	$(3,935)	$(5,605)	$(2,690)	$(12,383)

 See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,688)	$(12,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	274	158
Warrant expense	-	1,784
Depreciation and amortization	6,937	867
Amortization of discount on notes payable	12	-
Amortization of debt issuance costs	4	-
Change in restricted cash	(113)	587
Gain on disposal of property and equipment	-	(18)
Gain on settlement of capital lease termination	(147)	-
Changes in operating assets and liabilities:
Accounts receivable	186	(2,571)
Inventory	(12,506)	(4,489)
Prepaid expenses and other current assets	(88)	(2,288)
Accounts payable	(4,372)	5,015
Accrued liabilities	7,126	4,998
Net cash used in operating activities	(5,375)	(8,327)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,584)	(3,667)
Proceeds from sale of property and equipment	1	19
Purchase of intangibles	(214)	(199)
Net cash used in investing activities	(4,797)	(3,847)

Cash Flows from Financing Activities:
Proceeds on sale of common stock, net of expenses	-	28,564
Proceeds on settlement agreement and release of capital lease	57	-
Payments of debt issuance costs	(50)	-
Payments on note payable	(100)	-
Proceeds from borrowing on notes payable	5,000	-
Net cash provided by financing activities	4,907	28,564

Effect of exchange rate changes on cash and cash equivalents	(3)	(14)

Net increase (decrease) in cash and cash equivalents	(5,268)	16,376
Cash and cash equivalents – beginning of period	9,591	3,845
Cash and cash equivalents – end of period	$4,323	$20,221

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$165	$10
Assets disposed of during the settlement agreement and release of capital lease	$1,579	$-
Inventory transferred to property and equipment	$2,890	$1,596

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY, INC.

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Ecotality, Inc. (“Ecotality” or the “Company”) is a provider of a comprehensive range of products and services in the design, testing, and installation of advanced electric vehicle (“EV”) charging and energy storage systems. The Company is currently building a cloud-based electric vehicle smart charging network in major cities and metropolitan areas throughout the United States and Australia, branded as the Blink Network.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X, consistent in all material respects with those applied in its financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The 2011 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the valuation allowance relating to deferred tax assets, warranty liability, allowance for excess and obsolete inventory, allowance for bad debts and future cash flows associated with long-lived assets including goodwill. Actual results may differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. There have been no changes to previously reported stockholders’ equity or net loss.

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

The Company has entered into agreements, including grant agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimate in the period when they occur. In certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which the Company may either: (i) buy out upon termination of the agreement, (ii) offer to the government to buy out the Company’s interest in the assets, or (iii) sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated disposal value at the termination of the agreement.

Revenue from service agreements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred. Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. The Company’s products are sold without a right of return. If an arrangement requires customer acceptance, revenue is recognized when acceptance occurs.

Refer to Note 3 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a complete discussion of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The company adopted ASU 2011-04 for its first quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income, (“ASU 2011-05”). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 for its first quarter ended March 31, 2012, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements as it only required a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, (ASC Topic 350) - Testing Goodwill for Impairment, (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial statements as it only presents a change to goodwill impairment testing methodology.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4 – Net Loss per Common Share – Basic and Diluted

Basic net income (loss) per common share is computed by dividing reported net income (loss) by the weighted average common shares outstanding. In periods in which the Company earns net income, basic net income per common share is determined using the two-class method. Under this method, net income per share is calculated for common stock and participating securities, such as preferred stock, considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

Diluted net income (loss) per common share is computed assuming the conversion of outstanding shares of convertible preferred stock into common stock, the conversion of convertible debt into common stock, and the exercise of stock warrants and stock options, except where the result would be anti-dilutive. The two-class method is used to allocate net income between shares of preferred and common stock if the results are more dilutive to common stock than the conversion of preferred stock into common stock.

As the Company reported a net loss for the three and six months ended June 30, 2012 and 2011, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for each of the periods in the three and six months ended June 30, 2012 and 2011.

The following table summarizes potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011

Outstanding options to purchase common stock	1,628	1,217
Warrants to purchase common stock	4,530	4,564
Shares issuable upon conversion of preferred stock	6,330	6,330
Shares issuable upon conversion of convertible note	3,937	-
Totals	16,425	12,111

Note 5 – Fair Value Measurements

The Company applies the guidance as prescribed in ASC Topic 820, Fair Value Measurements and Disclosures to measure the fair value of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis; and to measure the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value is defined as the price at which an asset could be exchanged or a liability could be transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the asset or liability.

•	Level 3 – Valuations based on inputs that are supportable by little or no market activity.

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

Note 6 — Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$604	$1,425
Work-in-process	28	40
Finished goods	24,757	14,316
Total inventory	25,389	15,781
Less: excess and obsolete items	(279)	(284)
Inventory, net	$25,110	$15,497

Intangible Assets

The Company capitalizes costs to develop trademarks including attorney fees, registration fees and related costs of securing them. Trademarks are amortized over their useful life of ten years. The Company recognized trademark amortization of approximately $8.0 thousand and zero during the three months ending June 30, 2012 and 2011 respectively, and approximately $15.0 thousand and zero during the six months ended June 30, 2012 and 2011, respectively.

The Company capitalizes legal costs to establish new patents and amortizes them over the life of the patent (twenty years or less), commencing when the patents are approved and placed in service. The Company recognized patent amortization of approximately $6.0 thousand and zero during the three months ending June 30, 2012 and 2011, respectively, and approximately $12.0 thousand and zero during the six months ended June 30, 2012 and 2011, respectively.

Intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trademarks	$290	$289
Patents, in service	449	173
Patents, not in service	214	275
Total intangible assets	953	737
Less: accumulated amortization	(55)	(28)
Intangible assets, net	$898	$709

Property and Equipment

Property and equipment, net are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment	$23,897	$18,617
Buildings	576	576
Vehicles	1,558	1,558
Furniture and fixtures	274	254
Leasehold improvements	811	792
Computer software	2,455	1,878
Total property and equipment	29,571	23,675
Less: accumulated depreciation	(13,960)	(7,045)
Property and equipment, net	$15,611	$16,630

The Company recorded depreciation expense of approximately $3.9 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $6.9 million and $0.9 million during the six months ended June 30, 2012 and 2011, respectively.

Unearned Revenue

Unearned revenue at June 30, 2012 and December 31, 2011 relates to (i) the DOE EV Project, (ii) the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (the “CEC Project”), and (iii) other projects for which invoices are generated as costs are incurred and revenue is recognized as the related services are performed, or as otherwise meet criteria for deferral under the Company’s revenue recognition policy.  Unearned revenue as of June 30, 2012 and December 31, 2011consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
DOE EV Project	$15,614	$9,010
CEC Project	1,248	1,162
Other	1,284	1,027
Total unearned revenue	18,146	11,199
Less current portion	(17,805)	(11,078)
Long term portion of unearned revenue	$341	$121

Note 7– Stockholders’ equity

On May 11, 2012, the Company received a letter from NASDAQ Listing Qualifications informing it that the closing bid price of the Company’s common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ Marketplace Rule 5550(a)(2). The NASDAQ rules provide the Company with 180 days, or until November 7, 2012, to regain compliance. During this 180-day period, the Company’s shares will continue to trade on The NASDAQ Capital Market. If at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive trading days, the Company will regain compliance and the matter will be closed. In the event that the Company does not regain compliance, it may be eligible for an additional 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period.

Common Stock

In May 2012, the Company cancelled 3,888 shares of its common stock, representing a forfeited share grant upon employee termination.

Note 8 – Notes Payable

On January 16, 2007, the Company purchased an office building for an aggregate price of $575.5 thousand.  One-half of the aggregate price, or $288.0 thousand, was paid in cash and the remaining balance of $287.5 thousand was structured as an interest-only loan (the “Building Note”).  The loan carried an interest rate of 6.75% calculated annually, with monthly interest-only payments due beginning on February 16, 2007.   On January 20, 2012, the Company entered into an agreement to modify the terms of the Building Note. In connection with the terms of the loan modification, the Company paid $100.0 thousand as a principal reduction of the Building Note. The remaining balance of $187.5 thousand was structured as an interest-only loan, bearing interest at 7.0% per annum, with monthly payments in the amount of $1.1 thousand, beginning on February 16, 2012. The entire outstanding $187.5 thousand principal balance is due on January 16, 2014 (the “Interim Maturity Date”), provided, however, if the Company does not default on any interest payments due in the period up to the Interim Maturity Date, then the Interim Maturity Date shall automatically extend until January 16, 2016. The Company does have the right to pay the principal balance early without penalty, and the loan is secured by a deed of trust on the office building.

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment totaling $1.8 million, which lease qualified as a capital lease. This 18-month capital lease of equipment obligated the Company to $2.1 million of lease payments starting August 1, 2011. The equipment covered by this lease was to be utilized by the Company in furthering the deployment of home energy management systems. On January 20, 2012, the Company and Cisco Capital together with Cisco Systems, entered into a Settlement Agreement and Release (the “Settlement Agreement”) following notification to the Company by Cisco Systems of their decision not to continue to provide certain services related to the equipment subject to the lease. The Settlement Agreement had the effect of terminating the lease, with the Company retaining a small portion of the equipment called for in the original lease, and returning the remainder. Interest payments previously accrued and unpaid under the lease agreement were liquidated through a final settlement calling for a payment from the Company to Cisco Capital of $10.0 thousand and a payment from Cisco Capital to the Company of $67.0 thousand. As a result of the Settlement Agreement and Release, the Company recorded a $147.0 thousand gain on settlement of the capital lease obligation in its consolidated financial statements for the period ended March 31, 2012. At June 30, 2012, the total liability relating to the capital lease obligation was zero.

On March 13, 2012, the Company received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”). In connection with the issuance of this convertible note, the Company modified warrants held by ABBTV to decrease the exercise price of the warrants. The convertible note payable, which is described more fully in Note 14, bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $1.27. The convertible note payable was recorded as long-term debt, net of $122.0 thousand discount representing the fair value of the warrant modification, which discount will be amortized through the maturity date of the note. At June 30, 2012, the carrying value of the convertible note was $5.0 million, less a discount of $0.1 million.

Note 9 – Warrants

Information regarding outstanding warrants to purchase common stock of the Company is set forth below:

	Exercise	Issue	Expiration
Shares	Price	Date	Date	Description
3,010,412	$ 9.00	11/10/2009	11/10/2014	On October 31, 2009, the Company executed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the "Investors") pursuant to which the Investors agreed to purchase shares of the Company's common stock. Pursuant to the Securities Purchase Agreement, each Investor received a warrant to purchase the equivalent number of shares of the Company's common stock that it purchased under the Securities Purchase Agreement. The Company may call the warrants if the closing price of shares of the Company's common stock is at least $27.00 per share for twenty (20) consecutive trading days, subject to certain conditions and minimum volume provisions. In addition, the Company may not effect any exercise of the warrants in an amount that would result in any Investor or its affiliates beneficially owning more than 9.99% of the outstanding shares of the Company's common stock upon such an exercise. Warrants issued pursuant to the Securities Purchase Agreement were exercisable upon issuance and have a five-year term.

1,041,667	$ 2.50	1/13/2011	1/13/2016	On January 31, 2011, the Company issued a warrant to purchase shares of its common stock at a price of $4.91 per share to ABB Technology Ventures Ltd. ("ABBTV") pursuant to the Securities Purchase Agreement in partial consideration for ABBTV's $10.0 million cash investment in the Company. This warrant was exercisable upon issuance. During the first quarter of 2012, the Company executed an Amendment to Warrant agreement with ABBTV, pursuant to which the exercise price of these warrants was reduced from $4.91 to $2.50 per share.

477,777	$ 0.60	2/17/2011	2/17/2016	On February 17, 2011, the Company issued a warrant to purchase shares of its common stock at a price of $0.60 per share to Shenzen Goch Investment Ltd. in accordance with an amendment to the Master Overhead Joint Venture Agreement, which is described more fully in Note 15. This warrant was exercisable upon issuance.

4,529,856	Total Outstanding Warrants

No warrants were granted or exercised during the quarter ended June 30, 2012.

Note 10 - Share-Based Compensation

The Company recognizes share-based compensation expenses for all share-based awards made to employees and directors, including stock options and restricted stock awards, based on estimated fair values on the date of grant. The corresponding compensation expense is recognized over the period during which services are provided in exchange for the award (the requisite service period), which is typically equal to the vesting period.

The fair value of each stock option award is estimated using the Black-Scholes valuation model. This model requires the input of certain highly subjective assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Because the Company’s stock option awards have characteristics significantly different from those of traded options, subjective input assumptions can materially affect the fair value estimate.

The fair value of each restricted stock award is estimated based on the reported closing market price of the Company’s common stock on the NASDAQ Capital Market on the date of grant. Restricted stock is issued on the date of grant but vests in accordance with the terms of the respective grant award.

A summary of stock option and nonvested restricted stock activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2012, is as follows:

	Six Months Ended June 30, 2012
	Stock Options		Nonvested Restricted Stock
				Weighted-
		Weighted-		Average
		Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value
Outstanding at December 31, 2011	1,275,665	$4.20	415,513	$2.38
Granted	402,000	1.07	-	-
Exercised	-	-	-	-
Vested	-	-	(166,666)	3.03
Forfeited	(50,000)	2.79	(3,888)	1.95
Expired	-	-	-	-
Outstanding at June 30, 2012	1,627,665	$4.16	244,959	$1.95

Share-based compensation expense recognized in the condensed consolidated statements of operations was $0.1 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, and includes the expense for options and restricted common stock awards.

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases facilities under leases with third parties, which are classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $99.0 thousand.  Certain of these leases contain month-to–month lease terms which require no future obligation; however, all leases with stated durations expire at various dates through December 2015. Future minimum annual lease payments for non-cancelable operating leases in effect at June 30, 2012 are as follows (in thousands):

At June 30, 2012
2012 (remaining 6 months)	$624
2013	861
2014	645
2015	214
2016	-
Thereafter	-
Total future minimum lease payments	$2,344

The total rental expense included in the consolidated statements of operations was $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had twenty-two leases in effect for operating space.

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between Ecotality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and Ecotality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. On June 12, 2006, Ecotality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already given, the License Agreement contemplated certain additional consideration involving fee payments. To date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was $0.2 million and $0.1 million at June 30, 2012 and December 31, 2011, respectively.

Contingencies

The Company and its Ecotality North America subsidiary, as well as certain individuals, have received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed the Company, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  The Company’s Board of Directors, through its Audit Committee, continues to monitor the ongoing inquiry, and the Company continues to cooperate fully with the SEC.

On April 15, 2011, the Company received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that the Company promised to make Coulomb the exclusive supplier for all the Company’s public charging stations and asserting that the Company infringed Coulomb’s trademarks by including references to Coulomb in one of the Company’s websites. On May 3, 2011, the Company responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. Ecotality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary. On October 7, 2011, the Company entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). The Tolling Agreement, initially set to expire on June 30, 2012, was extended during the second quarter of 2012 and is set to expire on December 31, 2012; provided that either party may, at any time, terminate the Tolling Agreement (and thus terminate the tolling of the statutes of limitations) by giving 30 days’ notice to the other party.

On February 13, 2012, Synapse Sustainability Trust, Inc. (“Synapse”) filed a suit against Ecotality, its Ecotality North America subsidiary and Synapse Risk Management, LLC, a company affiliated with Synapse, in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of Ecotality in acquiring non-conforming electric vehicle charging units through its affiliated company, Synapse Risk Management, totaling approximately $160,000 that did not satisfy Synapse’s requirements.  Synapse seeks monetary damages in the amount of $6.0 million. Ecotality believes all of Synapse’s allegations to be unfounded and intends to defend its position vigorously.

Note 12 - Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company operates its business in four segments, which are described as follows:

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

Innergy, a division of Ecotality, is a designer and manufacturer of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules.

Fuel Cell Store is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International - Ecotality Australia Pty Ltd., is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they will be included in the International segment as well.

Management continues to assess how it evaluates segment performance; we currently utilize income (loss) from operations, excluding depreciation of corporate assets. Inter-segment sales were $0.2 million and zero for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and zero for the six months ended June 30, 2012 and 2011, respectively.  All inter-segment sales have been eliminated in consolidation.

Depreciation and amortization reported by segment includes depreciation of long-lived assets and in-service equipment associated with the EV Project and amortization of intangible assets. A significant portion of these costs are reported as cost of goods sold in the Company’s results of operations rather than as operating expenses. In total, depreciation and amortization equals the amount of depreciation and amortization as reported in the Company’s statement of cash flows for each reporting period.

Summarized financial information concerning the Company’s reportable segments for the three months ended June 30, 2012 and 2011 follows:

	THREE MONTHS ENDED JUNE 30, 2012
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTER- NATIONAL	TOTAL
Total Revenues	$12,517	$260	$120	$117	$13,014
Depreciation and amortization	3,880	-	-	5	3,885

Operating income (loss)	(720)	(21)	30	(218)	(929)
Interest expense	(3)	-	-	-	(3)
Other income (expense)	(10)	-	-	23	13

Segment Income (Loss) before Corporate Overhead Allocation	(733)	(21)	30	(195)	(919)

Corporate Overhead Allocation	(2,907)	(60)	(28)	-	(2,995)

Segment Income (Loss)	$(3,640)	$(81)	$2	$(195)	(3,914)

Not Included in segment income:

Depreciation on Corporate Assets					23
Reported Net Loss					$(3,937)

Capital Expenditures	$953	$-	$-	$48	$1,001

Total segment assets - excluding intercompany receivables	$46,206	$451	$184	$396	$47,237

Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	3,496
Other Corporate Assets					3,355

Total Reported Assets					$54,088

	THREE MONTHS ENDED JUNE 30, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTER- NATIONAL	TOTAL
Total Revenues	$5,424	$352	$143	$119	$6,038
Depreciation and amortization	594	1	-	5	600

Operating income (loss)	(3,747)	60	19	(211)	(3,879)
Interest expense	(22)	-	-	0	(22)
Other expense	-	-	-	-	-

Segment Income (Loss) before Corporate Overhead Allocation	(3,769)	60	19	(211)	(3,901)

Corporate Overhead Allocation	(1,551)	(95)	(38)	-	(1,684)

Segment Income (Loss)	$(5,320)	$(35)	$(19)	$(211)	(5,585)

Not Included in segment income:

Depreciation on Corporate Assets					13
Reported Net Loss					$(5,598)

Capital Expenditures	$2,390	$-	$-	$9	$2,399

Total segment assets - excluding intercompany receivables	$20,637	$451	$215	$430	$21,733

Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	3,496
Other Corporate Assets					19,699

Total Reported Assets					$44,928

Summarized financial information concerning the Company’s reportable segments for the six months ended June 30, 2012 and 2011 follows:

	SIX MONTHS ENDED JUNE 30, 2012
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTER- NATIONAL	TOTAL
Total Revenues	$25,572	$620	$273	$199	$26,664
Depreciation and amortization	6,881	-	-	12	6,893

Operating income (loss)	484	53	62	(480)	119
Interest expense	(3)	-	-	-	(3)
Other expense	157	-	-	5	162

Segment Income (Loss) before Corporate Overhead Allocation	638	53	62	(475)	278

Corporate Overhead Allocation	(2,838)	(57)	(27)	-	(2,922)

Segment Income (Loss)	$(2,200)	$(4)	$35	$(475)	(2,644)

Not Included in segment income:

Depreciation on Corporate Assets					44
Reported Net Loss					$(2,688)

Capital Expenditures	$4,537	$-	$-	$47	$4,584

Total segment assets - excluding intercompany receivables	$46,206	$451	$184	$396	$47,237

Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	3,496
Other Corporate Assets					3,355

Total Reported Assets					$54,088

	SIX MONTHS ENDED JUNE 30, 2011
	(In thousands)
	ECOTALITY NORTH AMERICA	INNERGY	FUEL CELL STORE	INTER- NATIONAL	TOTAL
Total Revenues	$9,102	$819	$316	$138	$10,375
Depreciation and amortization	833	2	-	7	842

Operating income (loss)	(6,838)	202	60	(399)	(6,975)
Interest expense	(33)	-	-	0	(33)
Other expense	-	-	-	-	-

Segment Income (Loss) before Corporate Overhead Allocation	(6,871)	202	60	(399)	(7,008)

Corporate Overhead Allocation	(4,664)	(488)	(185)	-	(5,337)

Segment Income (Loss)	$(11,535)	$(286)	$(125)	$(399)	(12,345)

Not Included in segment income:

Depreciation on Corporate Assets					25
Reported Net Loss					$(12,370)

Capital Expenditures	$3,658	$-	$-	$9	$3,667

Total segment assets - excluding intercompany receivables	$20,637	$451	$215	$430	$21,733

Other items Not included in Segment Assets:
Goodwill	$3,496	$-	$-	$-	3,496
Other Corporate Assets					19,699

Total Reported Assets					$44,928

Note 13 – Agreement with Department of Energy

On September 30, 2009, the Company’s Ecotality North America subsidiary (“ECONA”) signed a contract with the Department of Energy (“DOE”) for a cost-reimbursable contract of approximately $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECONA was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”).  In connection with the DOE Contract, ECONA will perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the “EV Project”).  ECONA obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as the overall project management. Under the agreement, the DOE will reimburse 45.8% of total EV Project costs to be incurred by ECONA, up to $100.2 million. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition the Company will submit as allowable costs certain estimated costs of ownership incurred by the owner of the vehicles in the program, which are not costs to the program. Such allowable costs will result in reimbursement for items which the Company incurs minimal actual related costs. The Company estimates total EV Project costs to be $218.7 million of which approximately $120 million have minimal related costs to the Company as they relate to allowable costs for third party ownership. The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. The EV Project commenced in October 2009 and is scheduled to terminate in 2013. Under the federal regulations, upon the completion of the EV Project, there are three options for disposition of any remaining capital assets with a then-current fair value in excess of $5,000. The options are as follows: (1) retain the equipment by paying the DOE the remaining 45.8% of the fair value as determined at the end of the contract, (2) the DOE may buy out from the Company the remaining 54.2% of the fair value as determined at the end of the contract, or (3) the asset may be sold, with the Company entitled to 54.2% of the proceeds and the government entitled to 45.8%.

In the early stages of the contract, the Company’s costs were primarily driven by labor, research and development of software and hardware. The billable costs and associated revenues generated in the later stages of the contract are driven by and subject to the number of electric vehicles that are deployed at any given time. To the extent that the deployment of vehicles is delayed and or the total number of vehicles is less than projected, total realizable revenue and associated billable costs will be less than the full contract amount provides for.

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

In January 2012, the DOE notified the Company that it was proceeding with the definitization process and advised the Company verbally that a change would be made to disallow reimbursement of certain in-kind costs. The Company does not expect this change to impact our aggregate reimbursements by the DOE or the aggregate costs to be incurred, because in-kind costs result in minimal actual costs incurred by the Company, and the total allowable in-kind costs, which are driven by the deployment of vehicles, are still expected to be sufficient to claim the maximum amounts allowed under the DOE Contract. However, in connection with these DOE communications, the Company revised its methodology to measure the cumulative effort incurred under the EV Project for purposes of recognizing grant revenue, and excluded the in-kind costs no longer allowed for reimbursement.

In July 2012 the DOE amended the DOE Contract which extended the performance period under the contract by eight months from April 30, 2013 to December 31, 2013. The impact of this extension will be applied prospectively in the calculation of grant revenue effective beginning with the third quarter of 2012.

Revenue recognized under the DOE Contract accounted for 73% and 51% of revenue for the three months ended June 30, 2012 and 2011, respectively, and 66% and 51% for the six months ended June 30, 2012 and 2011, respectively.

Note 14 – Agreements with ABB Technology Ventures Ltd and ABB Inc., an affiliate of ABBTV

Securities Purchase Agreement

On January 10, 2011, Ecotality entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd (“ABBTV”) pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10 million.  At the January 13, 2011 closing of the investment, the Company issued 2,604,167 shares of its common stock to ABBTV at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant to purchase 1,041,667 shares of its common stock (the “ABBTV Warrant”) at an exercise price of $4.91 per share, which was subsequently reduced to $2.50 per share, as described below. The warrant expires in January 2016. The Company also entered into an Investor Rights Agreement with ABBTV pursuant to which, in January 2011, ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the net proceeds from the investment by ABBTV as an increase to common stock and additional paid-in capital during the quarter ended March 31, 2011.

Supplier Relationship Agreement

On January 10, 2011, the Company and ABB Inc. (“ABB”), an affiliate of ABBTV, entered into a Collaboration and Strategic Supplier Relationship Framework Agreement. This agreement sets forth the general terms for the collaboration and strategic supplier relationship that ABB and the Company have agreed to implement between them and their affiliated companies. Also on January 10, 2011, the Company and ABB entered into the Collaboration and Strategic Supplier Relationship for North America Markets Agreement which sets forth the terms of the supplier relationship between the Company and ABB Inc. with respect to the North American market.

On March 13, 2012, the Company and ABB, entered into the 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement (the “2012 Amended and Restated Collaboration Agreement”), amending, restating and superseding, collectively, the Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of January 10, 2011, and the Collaboration and Strategic Supplier Relationship for North America Markets Agreement, dated as of January 10, 2011, between the Company and ABB. The 2012 Amended and Restated Collaboration Agreement, among other things, sets out the general framework upon which the Company and ABB and its affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and in connection with the supplier relationship between the Company and ABB with respect to the North American market.

Convertible Note Purchase Agreement

On March 13, 2012, the Company and ABBTV entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, $5.0 million in aggregate principal amount of a 5.05% Unsecured Convertible Note due 2015 (the “Note”). The Convertible Note Purchase Agreement contains customary representations, warranties and agreements by the Company. In addition, the Company has agreed to indemnify the Investor against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Investor may be required to make in respect of those liabilities. The Note matures on March 13, 2015 and bears interest at a rate of 5.05% per annum, payable quarterly in arrears in cash on the final day of each fiscal quarter beginning on March 31, 2012. The Note is an unsecured obligation of the Company and is senior to the Company’s preferred stock and common stock and other unsecured debt. The Note is convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder at a per share conversion price equal to $1.27, subject to adjustment for stock splits, stock dividends, combinations and other corporate transactions.

Events of default under the Note include, among others, payment defaults, cross-defaults, the Company’s common stock being suspended from trading for a period of time or no longer being listed on an eligible trading market, and certain bankruptcy-type events involving the Company or certain subsidiaries. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Note for a price equal to the greater of (i) the amount to be redeemed (as calculated through the redemption date) and (ii) the product of (A) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (B) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. In addition, upon an event of default the interest rate on the Note will increase by a per annum rate of 2.0% during the first 90-day period immediately following the event of default and will increase an additional 2.0% per annum during each subsequent 90-day period until the event of default has been cured, but in no event will such increase exceed a per annum rate of 6.0%.

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

The Note was recorded as a long term note payable based on the fair value of a comparable instrument with similar terms, net of a $0.1 million discount which was applied to the note related to the value of re-pricing ABBTV’s pre-existing warrants (described below), during the quarter ended March 31, 2012. The discount on the long term note payable is being amortized over the life of the convertible note.

Amendment to Warrant

In connection with the Convertible Note Purchase Agreement, the Company and ABBTV entered into an Amendment to Warrant (“Warrant Amendment”), amending the ABBTV Warrant to purchase up to 1,041,667 shares of common stock of the Company, which the Company issued to ABBTV on January 13, 2011. The Warrant Amendment reduced the exercise price applicable to the ABBTV Warrant from $4.91 per share to $2.50 per share.

Blink License Agreement

On March 13, 2012, the Company and ABB entered into a license agreement relating to the Company’s electric vehicle smart charging network (the “Blink License Agreement”). Subject to certain restrictions, the Blink License Agreement grants to ABB and its affiliates (i) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (ii) the right to use certain of the Company’s trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (iii) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, the Company received $5.0 million from ABB, of which during the quarter ended March 31, 2012, $2.4 million was recorded as other income, related to the value of the partial release of exclusivity to the North American Market provided for in the 2012 Amended and Restated Collaboration Agreement, and $2.6 million was recorded as revenue related to the Blink License Agreement.

Note 15 – Agreement with Changchun Eco-Power Technology Co., Ltd

On June 27, 2012, Ecotality Asia Pacific Ltd (“Ecotality Asia Pacific”), a Hong Kong limited liability company and a wholly owned subsidiary of the Company, entered into an Equity Joint Venture Contract (the “JV Agreement”) with Changchun Eco-Power Technology Co., Ltd, a limited liability company registered with the Municipal Administration of Industry and Commerce, Changchun, Jilin Province, China (“Changchun EPT”). Pursuant to the JV Agreement, Changchun EPT will contribute $3.0 million in cash and will also provide or arrange for a credit facility of up to $2.0 million to fund the operations of the JV Company as needed. In addition, Ecotality Asia Pacific has the right to appoint two of the five directors of the JV Company and also has the right to appoint the deputy general manager of the JV Company.

The JV Agreement provides for the establishment of Tianjin Eco-Power Technology Co., Ltd (the “JV Company”), a joint venture entity to be owned 60% by Changchun EPT and 40% by Ecotality Asia Pacific. Under the terms of the JV Agreement, Ecotality Asia Pacific will contribute a license to certain of the Company’s technology, including patents, patent applications, know-how, inventions and trademarks (the “IP Assets”), which contribution is valued by the parties at $2.0 million. The JV Agreement provides the JV Company with an exclusive license in the territory of China, excluding Hong Kong and Taiwan (the “Territory”), to use the IP Assets for all products, whether now existing or subsequently developed, that are used in charging, testing and manufacturing batteries, and providing electric vehicle infrastructure and consulting services for electric vehicle infrastructure (the “Products”).

The purpose of the JV Company is to (a) develop and manufacture the Products, (b) sell and distribute the Products to third parties in the Territory, (c) install, maintain and repair Products for end-users in the Territory, (d) provide technical consulting services to existing and potential end-users of the Products in the Territory, and (e) provide technical support to end-users of the Products in the Territory. The contemplated term of the JV Company is 20 years.

The establishment of the JV Company is subject to the approval of Chinese government authorities, and the value of Ecotality Asia Pacific’s in-kind contribution of a license to the IP Assets must be verified by a Chinese valuation company. The Company is unable to predict how long it may take to obtain such approval, and whether or not such approval will be granted; nor can the Company predict whether the Chinese valuation company will verify that the value of the license equals or exceeds the value ascribed to the license by the parties to the JV Agreement.

The JV Agreement was entered into pursuant to a Master Overhead Joint Venture Agreement entered into by the Company and Shenzhen Goch Investment Ltd. (“SGI”) on September 15, 2009. The Master Overhead Joint Venture Agreement was amended on January 10, 2011, and all of SGI’s economic interests in the amended Master Overhead Joint Venture Agreement were assigned to Green Valley International Energy Investment Company (an affiliate of SGI based in Beijing, China, “GV”), or to an affiliated entity assigned by GV. GV subsequently caused its affiliated entity, Changchun EPT, to enter into the JV Agreement. Pursuant to the amended Master Overhead Joint Venture Agreement, the Company granted to SGI warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock of the Company. The value of the granted warrants was expensed as a component of general and administrative expenses in the statement of operations for the three months ended March 31, 2011, as it represented a release of exclusivity rights previously granted to SGI. In addition, pursuant to the amended Master Overhead Joint Venture Agreement, upon the final formation and contemplated $5.0 million total funding of the JV Company, SGI will be entitled to receive additional warrants with an exercise price of $0.60 to purchase 477,777 shares of the Company’s common stock.

The Company anticipates accounting for this joint venture under the equity method.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in all parts of this Quarterly Report that are not historical facts are, or may be deemed to be, forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this Quarterly Report, the words “anticipate”, ”estimate”, ”expect”, ” may”, ”plans”, ”project”, ”believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve known and unknown risks and uncertainties including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Overview

We are a leader in advanced electric vehicle (“EV”) charging and storage systems with 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently building an EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is focused on supporting the adoption of EVs across the U.S. Through innovation and strategic partnerships, with companies such as ABB Inc. (“ABB”), we are establishing and monetizing the Blink Network. Initial commercial customers hosting our chargers include Best Buy, Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s, Sears and WalMart.

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our clean technology energy strategy. Our primary North American operating segments consist of ECOtality North America, Innergy Power (“Innergy”) and ECOtality Stores (d.b.a. Fuel Cell Store). Our International operating segment includes the results of ECOtality Australia Pty, Ltd. We acquired ECOtality Stores, Innergy and ECOtality North America in 2007. In conjunction with our acquisition of Innergy, we also acquired Innergy’s wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., that provides manufacturing and assembly services. We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., that markets and distributes our Blink and Minit-Charger equipment in Australia. In 2011, we established a new, wholly-owned subsidiary, ECOtality Asia Pacific Limited. This subsidiary, headquartered in Hong Kong, will hold our joint venture interest in Tianjin Eco-Power Technology Co. Ltd. (“Tianjin Eco-Power”). Tianjin Eco-Power is a joint venture in China which is being established between us and Changchun Eco-Power Technology Co. Ltd. to manufacture and distribute ECOtality charging products for a range of EVs, including two and three-wheel vehicles, buses, material handling equipment, and airport ground support; all specifically designed for the Asian marketplace. The establishment of this joint venture is subject to the approval of Chinese government authorities.

Our Innergy division is based in San Diego, California and provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including ECOtality North America’s Blink and Minit-Charger products.

Fuel Cell Store is a wholly owned subsidiary and operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. Fuel Cell Store is a market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

In 2009, ECOtality North America was selected by the Department of Energy (“DOE”) for a cost-share grant to undertake the largest deployment of EVs and charging infrastructure in U.S. history, known as the “EV Project.” In September 2009, ECOtality North America accepted the original contract of approximately $99.8 million, of which $13.4 million was sub-funded to federally funded research and development centers. In June 2010, ECOtality North America was awarded an additional $15.0 million extension from the DOE, of which $1.2 million was sub-funded to federally funded research and development centers, to expand the market footprint of the EV Project and include the Chevrolet Volt. We believe that leading the world’s largest EV infrastructure project gives us distinct competitive advantages that will support our global business development initiatives.

Through the EV Project, we are developing, installing, and managing our networked charging stations across the U.S. in support of the launch of the Nissan LEAF battery electric vehicles and the Chevrolet Volt range extended electric vehicles. The goal of the EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have deployed our Blink residential and commercial charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN) and Washington, DC.

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

In February 2011, ECOtality North America was awarded a $2.2 million contract with the Bay Area Air Quality Management District to expand the EV Project into the San Francisco Bay Area. The Company entered into a definitive contract with respect to this award in April 2011.

In September 2011, ECOtality North America was awarded a $26.4 million contract by the DOE to conduct the DOE’s Advanced Vehicle Testing and Evaluation project. This award is for a 5-year term to conduct work as the sole vehicle tester for the DOE’s Advanced Vehicle Testing Activity.

Segment Information

We operate our business in four segments, which are described as follows:

ECOtality North America (“ECONA”) is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures. ECONA also holds exclusive patent rights to the SuperCharge and Minit-Charger systems - battery fast charge systems that allow for faster charging with less heat generation and longer battery life than conventional chargers.

Innergy, a division of ECOtality, is a designer and manufacturer of thin sealed rechargeable lead batteries and high quality flat-panel multi-crystalline solar modules.

Fuel Cell Store is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International - ECOtality Australia Pty Ltd., is the Company's wholly owned subsidiary in Australia which markets and distributes our Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they will be included in the International segment as well.

Material changes in results of operations by segment for the first and second quarters of 2012 as compared to 2011 are described in the Results of Operations section below.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table sets forth our results of operations for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$13,014	$6,038	$6,976	116%
Cost of goods sold	9,958	6,885	3,073	45

Gross profit (loss)	3,056	(847)	3,903	461
Operating expenses:
Sales and marketing	1,322	409	913	223
Research and development	299	131	168	128
General and administrative	5,268	4,193	1,075	26
Total operating expenses	6,889	4,733	2,156	46
Loss from operations	(3,833)	(5,580)	1,747	31
Interest expense, net	(85)	(24)	(61)	(254)
Other income (expense), net	(1)	6	(7)	(117)
Loss before income taxes	(3,919)	(5,598)	1,679	30
Income tax expense	(18)	-	(18)	-
Net loss	$(3,937)	$(5,598)	$1,661	30%

Revenue

Revenues increased $7.0 million to $13.0 million during the second quarter of 2012, as compared to $6.0 million during the second quarter of 2011, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $7.1 million to $12.5 million during the second quarter of 2012. Revenue recognized under the EV Project increased $6.3 million to $9.4 million, primarily due to a significant increase in the number of residential and commercial installations under the EV Project. Consulting revenues increased $0.7 million to $1.6 million, primarily related to consulting services provided in support of the deployment of charge infrastructure and electric vehicles in California (the “CEC Project”). Retail sales of electric vehicle supply equipment and revenue generated from microclimate studies increased $0.3 million to $0.5 million. Sales of industrial material handling products decreased $0.2 million to $1.0 million.

Revenues for all other segments decreased $0.1 million to $0.5 million during the second quarter of 2012, representing no significant change from the second quarter of 2011.

We anticipate the majority of our revenue in 2012 will be derived from the DOE Contract based on deliveries of chargers and the reporting of in-kind costs relating to cost share of EV Project participants.

Cost of Goods Sold

Cost of goods sold increased $3.1 million to $10.0 million during the second quarter of 2012, as compared to $6.9 million during the second quarter of 2011, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  ECONA segment cost of goods sold increased $3.1 million to $9.8 million during the second quarter of 2012, primarily due to direct costs related to revenue increases and increased depreciation on equipment in service under the DOE Contract. Excluding depreciation, ECONA segment cost of goods sold was 46.7% and 149.0% of ECONA segment revenue for the second quarter of 2012 and the second quarter of 2011, respectively. The resulting cost of goods sold reduction per revenue dollar and related favorable gross margin impact is the result of an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs. In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal related costs.

Cost of goods sold for all other segments was $0.2 million during the second quarter of 2012, representing no significant change from the second quarter of 2011.

Operating Expenses

Total operating expenses increased $2.2 million to $6.9 million during the second quarter of 2012, as compared to $4.7 million during the second quarter of 2011. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment increased $2.2 million to $6.4 million during the second quarter of 2012. Operating expenses in our other segments totaled approximately $0.5 million during the second quarter of 2012, and variances between comparable periods for those segments were not significant.

Sales and Marketing

Sales and marketing expenses increased $0.9 million to $1.3 million during the second quarter of 2012. Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

Payroll and related benefits expenses increased by $0.6 million due to increased headcount to support increased retail marketing efforts. Consulting and other professional services increased by $0.3 million, primarily related to website design and maintenance; in addition to services incurred in connection with conceptual design initiatives related to our next generation of fast chargers.

Research and Development

Research and development expenses increased $0.2 million to $0.3 million during the second quarter of 2012. Research and development expenses primarily consist of payroll and related benefits, contract labor and consulting services in support of development activities related to EV products. The $0.2 million increase between comparable periods primarily relates to payroll and related benefits incurred in connection with EV product development.

General and Administrative

General and administrative expenses increased $1.1 million to $5.3 million during the second quarter of 2012. General and administrative expenses primarily consist of payroll and related benefits, facilities, legal fees and professional fees.

Payroll and related benefits expenses increased by $0.2 million due to increased headcount.

Legal fees increased by $0.6 million, primarily due to (i) timing impact (litigation costs are expensed when incurred; reimbursements are recorded when received) of reimbursement during the second quarter of 2011 through our Directors and Officers (“D&O”) insurance of previously expensed legal fees; resulting in a $0.3 million increase between comparable periods, (ii) $0.2 million increase in costs associated with legal proceedings, and (iii) $0.1million increase related to expenses associated with patent maintenance. Total legal fees were $0.5 million and ($0.1) million during the second quarter of 2012 and 2011, respectively.

Overall professional services increased by $0.1 million; owing to a $0.1 million decrease in external accounting fees, a $0.1 decrease in computer-related expenses due to completion of ramp-up activities associated with the EV Project, and a $0.3 increase in consulting services related to customer resource management (“CRM”) system maintenance and support.

All other general and administrative expenses increased by $0.2 million and by category were individually less than $0.1 million.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table sets forth our results of operations for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$26,664	$10,375	$16,289	157%
Cost of goods sold	18,454	12,213	6,241	51

Gross profit (loss)	8,210	(1,838)	10,048	547
Operating expenses:
Sales and marketing	2,538	1,335	1,203	90
Research and development	624	246	378	154
General and administrative	10,181	7,138	3,043	43
Warrant expense	-	1,784	(1,784)	(100)
Total operating expenses	13,343	10,503	2,840	27
Loss from operations	(5,133)	(12,341)	7,208	58
Interest income (expense), net	60	(37)	97	262
Other income, net	2,404	8	2,396	29,950
Loss before income taxes	(2,669)	(12,370)	9,701	78
Income tax expense	(19)	-	(19)	-
Net loss	$(2,688)	$(12,370)	$9,682	78%

Revenue

Revenues increased $16.3 million to $26.7 million during the first two quarters of 2012, as compared to $10.4 million during the first two quarters of 2011, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $16.5 million to $25.6 million during the first two quarters of 2012. Revenue recognized under the EV Project increased $12.2 million to $17.4 million, primarily due to a significant increase in the number of residential and commercial installations under the EV Project. In addition, $2.6 million in licensing revenue was recorded during the first quarter of 2012 in connection with a licensing agreement entered into with ABB, Inc. during that quarter; as compared to zero licensing revenue during the first two quarters of 2011. Consulting revenues increased $1.4 million to $2.9 million, primarily related to consulting services provided on programs associated with the EV Project and consulting services provided in support of the CEC Project. Sales of industrial material handling products decreased $0.2 million to $1.8 million. Retail sales of electric vehicle supply equipment and revenue generated from microclimate studies increased $0.5 million to $.9 million.

Revenues for all other segments decreased $0.2 million to $1.1 million during the first two quarters of 2012, representing no significant change from the first two quarters of 2011.

Cost of Goods Sold

Cost of goods sold increased $6.2 million to $18.5 million during the first two quarters of 2012, as compared to $12.2 million during the first two quarters of 2011, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.  ECONA segment cost of goods sold increased $6.2 million to $18.1 million during the first two quarters of 2012 due to (i) $6.1 increase in direct costs related to revenue increases and increased depreciation on equipment in service under the DOE Contract, (ii) $0.7 million increase related to increased volume of electric vehicle supply equipment sales and related freight charges and warranty accruals, and (iii) $0.5 million decrease related to reduction in material handling products sales. Excluding depreciation, ECONA segment cost of goods sold was 49% and 157% of ECONA segment revenue for the first two quarters of 2012 and the first two quarters of 2011, respectively. The resulting cost of goods sold reduction per revenue dollar and related favorable gross margin impact is the result of an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs. In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal related costs. In addition, the $2.6 million in license revenue recorded during the first quarter of 2012 incurred no direct costs, thus further increasing gross margin.

Cost of goods sold for all other segments was $0.4 million during the first two quarters of 2012, representing no significant change from the first two quarters of 2011.

Operating Expenses

Total operating expenses increased $2.8 million to $13.3 million during the first two quarters of 2012, as compared to $10.5 million during the first two quarters of 2011. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment increased $2.8 million to $12.3 million during the first two quarters of 2012. Operating expenses in our other segments totaled approximately $1.0 million for the first two quarters of 2012, and variances between comparable periods for those segments were not significant.

Sales and Marketing

Sales and marketing expenses increased $1.2 million to $2.5 million during the first two quarters of 2012. Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

Payroll and related benefits expenses increased by $0.9 million due to increased headcount to support increased retail marketing efforts. Consulting and other professional services increased by $0.3 million, primarily related to website design and maintenance; in addition to services incurred in connection with conceptual design initiatives related to our next generation of fast chargers.

Research and Development

Research and development expenses increased $0.4 million to $0.6 million during the first two quarters of 2012. Research and development expenses primarily consist of payroll and related benefits, contract labor and consulting services in support of development activities related to EV products. The $0.4 million increase between comparable periods primarily relates to payroll and related benefits incurred in connection with EV product development.

General and Administrative

General and administrative expenses increased $3.0 million to $10.2 million during the first two quarters of 2012. General and administrative expenses primarily consist of payroll and related benefits, facilities, legal fees and professional fees.

Payroll and related benefits expenses increased by $1.2 million due to increased headcount.

Legal fees increased by $0.3 million, primarily due to (i) timing impact (litigation costs are expensed when incurred; reimbursements are recorded when received) of reimbursement during the first two quarters of 2011 through our D&O insurance of previously expensed legal fees; resulting in a $0.2 million increase between comparable periods, and (ii) $0.1 million increase in costs associated with legal proceedings. Total legal fees were $0.7 million and $0.4 million during the first two quarters of 2012 and 2011, respectively.

Professional services increased by $0.7 million, primarily related to an increase in consulting services incurred related to CRM maintenance and support and to perform maintenance on our IT systems to support our execution of the EV Project and our overall business plan.

Contract labor increased by $0.2 million in connection with labor incurred to support higher EV Project volumes.

Depreciation expense increased by $0.1 million related to increased levels of property and equipment purchases and the resulting depreciation expense recorded on assets placed in service.

All other general and administrative expenses increased by $0.5 million and by category were individually less than $0.1 million.

Warrant Expense

Warrant expense decreased $1.8 million to zero during the first two quarters of 2012.

Warrant expense of $1.8 million was recorded during the first quarter of 2011 related to the issuance of a warrant to Shenzen Goch Investment Ltd (“SGI”) in connection with an amendment to a joint venture agreement between us and SGI. During the first two quarters of 2012, no similar transactions occurred for which expensing of issued warrants was required.

Other Income, Net

Other income increased $2.4 million to $2.4 million during the first two quarters of 2012, as compared to $8.0 thousand during the first two quarters of 2011.

Other income of $2.4 million was recognized during the first quarter of 2012 in connection with a license agreement relating to our EV smart charging network entered into between ABB and us. As consideration for the license we received $5.0 million from ABB, of which $2.6 million was recorded as revenue and $2.4 million was recorded as other income during the first quarter of 2012. During the first two quarters of 2011, no similar transactions occurred which resulted in recognition of significant other income.

Liquidity and Capital Resources

Summary of Cash Flows

As of June 30, 2012, we had $4.3 million of cash and cash equivalents compared to $4.0 million and $9.6 million as of March 31, 2012 and December 31, 2011, respectively. As of June 30, 2012 we also held $0.7 million of restricted cash which serves as collateral for corporate credit cards and letters of credit, and accordingly, is not available for our use in current operations. During the first quarter of 2012, we experienced a $5.6 million decrease in cash directly attributable to the use of our funds in the expansion of our business as we incurred costs to produce and install EV chargers in support of the DOE Contract requirements. During the second quarter of 2012 these activities continued, but the significant investments in DOE Contract EV charger inventory necessary in the first quarter were no longer required, and we generated $0.3 million in cash.

Our primary uses of cash for operating activities have been for personnel-related expenditures and costs related to the DOE Contract. We have experienced negative cash flows from operations in previous quarters as we continue to expand our business.  Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on the design and development of our products and the related contracts we enter into during a period.

Operating Activities

We utilized cash for operating activities in the amount of $5.4 million and $8.3 million during the first two quarters of 2012 and 2011, respectively.  The change in operating cash flow for the first two quarters of 2012 compared to the first two quarters of 2011 reflect a $13.3 million reduction in net loss, adjusted for non-cash items (primarily depreciation and warrant expense). The net loss improvement in 2012 includes (i) the impact of our recording $2.6 million of license revenue and $2.4 million of other income related to the March 2012 ABB transaction (ii) $1.8 million of non-recurring warrant expense recorded in 2011, and (iii) $6.1 increase in depreciation add-back for 2012 as compared to 2011, resulting from increase in equipment placed in service under the DOE contract. In addition, cash used due to changes in operating assets and liabilities was $9.6 million during 2012 as compared to cash provided of $0.7 million during 2011.

Investing Activities

We utilized cash for investing activities in the amounts of $4.8 million and $3.8 million during the first two quarters of 2012 and 2011, respectively. The increase between comparable periods was primarily due to purchases of property and equipment to be utilized in support of the DOE Contract.

Financing Activities

We generated cash through financing activities in the amount of $5.0 million and $28.6 million during the first two quarters of 2012 and 2011, respectively. The cash generated in 2012 is related to securing a $5.0 million convertible note from ABB Technology Ventures. The cash generated in 2011 is related to $9.3 million received in January 2011 for the sale of common stock and an additional $19.2 million received from our June 2011 public offering, each net of expenses.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2011 was centered on the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. During the first two quarters of 2012, we focused on the operation of the Blink Network and the installation of EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF, Chevy Volt and other electric vehicles. A majority of the installations through the end of 2012 will go towards satisfying the demand of The EV Project. However, we have ramped up a sales and field operations organization that will sell, install and service EVSE and to promote and secure membership in our Blink Network after The EV Project’s completion. We expect the majority of installations in 2013 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we are updating our industrial line of products and services as we maintain a marketing and sales focus on the recovering warehouse and airport ground support equipment markets. We are developing and launching our next generation of industrial products in the second half of 2012 with additional features and services, but at lower costs in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital was $5.8 million at June 30, 2012.    We plan to execute as efficiently as possible under our DOE Contract and to continue to generate retail sales of our EV and industrial products to generate the necessary working capital from operations.

Contractual Obligations

Our contractual obligations relating to long-term debt, capital and operating leases, purchase obligations, and other long-term liabilities were summarized in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2011.

Since December 31, 2011, the material changes to our contractual obligations are summarized as follows:

On January 20, 2012, we refinanced a $287.5 thousand note payable related to an office building we purchased in 2007. In connection with the loan modification, we paid $100.0 thousand as a principal reduction on the original note; the remaining balance of $187.5 thousand was restructured as an interest-only loan with monthly interest payments of approximately $1.0 thousand. The $187.5 thousand principal balance is due on January 16, 2014, which maturity date automatically extends to January 16, 2016, provided we are not delinquent on any interest payments in the period between loan modification and January 16, 2014.

In July 2011, we entered into an 18-month lease agreement with Cisco Capital (“Cisco”) for equipment totaling $1.8 million. This lease, which was accounted for as a capital lease, obligated us to $2.1 million in lease payments beginning in August 2011. On January 20, 2012, we entered into a Settlement Agreement and Release with Cisco following their decision not to continue to provide certain services related to the leased equipment. In connection with the settlement, we received a $57.0 thousand net payment from Cisco and recorded a $147.0 thousand gain on settlement of the capital lease obligation during the first quarter of 2012. During the first quarter of 2012, the carrying value of this capital lease obligation was reduced to zero.

On March 13, 2012, we received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”). In connection with the issuance of this convertible note, we modified warrants held by ABBTV to decrease the exercise price of the warrants. The convertible note payable bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of our common stock at a per share conversion price equal to $1.27. The convertible note payable was recorded as long-term debt, and the fair value of the warrant modification was recorded as a discount which will be amortized through the maturity date of the note. At June 30, 2012, the carrying value of the convertible note was $5.0 million, less an unamortized discount of $0.1 million.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting policies and estimates for the three and six month periods ended June 30, 2012 to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The company adopted ASU 2011-04 for its first quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income, (“ASU 2011-05”). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 for its first quarter ended March 31, 2012, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included in these condensed consolidated financial statements separate unaudited statements of comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements as it only required a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, (ASC Topic 350) - Testing Goodwill for Impairment, (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial statements as it only presents a change to goodwill impairment testing methodology.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended) designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were effective for the period ended June 30, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the judgment inherent in the preparation of financial statements is reasonable.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended) were effective for the period ended June 30, 2012.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our ECOtality North America subsidiary, as well as certain individuals, have received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. The SEC has informed us, and the terms of the subpoenas confirm, that the fact-finding inquiry should not be construed as a determination that violations of law have occurred.  Our Board of Directors, through its Audit Committee, continues to monitor the ongoing inquiry, and we continue to cooperate fully with the SEC.

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. We believe all of Coulomb’s allegations to be unfounded and intend to defend our position vigorously, if necessary. On October 7, 2011, we entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). The Tolling Agreement, initially set to expire on June 30, 2012, was extended during the second quarter of 2012 and is set to expire on December 31, 2012; provided that either party may, at any time, terminate the Tolling Agreement (and thus terminate the tolling of the statutes of limitations) by giving 30 days notice to the other party.

On February 13, 2012, Synapse Sustainability Trust, Inc. (“Synapse”) filed a suit against us, our ECOtality North America subsidiary and Synapse Risk Management, LLC; a company affiliated with Synapse, in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of ECOtality in acquiring non-conforming electric vehicle charging units through its affiliated company, Synapse Risk Management, totaling approximately $160,000 that did not satisfy Synapse’s requirements. Synapse seeks monetary damages in the amount of $6.0 million. We believe all of Synapse’s allegations to be unfounded and intend to defend our position vigorously.

We originally received a letter, dated March 19, 2012, from Ardour Investments, LLC (“Ardour”) claiming that we breached our obligations to Ardour for failure to pay Ardour certain fees in connection with investment banking services Ardour alleged were provided to us under an Engagement Letter between us and Ardour, dated November 1, 2007. Ardour claimed damages in the amount of $335,000. Along with the demand letter, Ardour also delivered a draft complaint stating their intent to file in the Supreme Court of the State of New York if we failed to make payment on their demand. Pursuant to a settlement agreement, the claim was fully and finally settled on June 1, 2012.

On May 25, 2012, we filed an action in the Court of Appeals for the State of California – First Appellate District, Division Two (the “Court”), entitled ECOtality, Inc. vs. California Public Utilities Commission (“CPUC”), et al , as respondents, and NRG Energy, Inc. (“NRG”) and certain of its affiliates, as real party in interest. We petitioned the Court for a writ of mandate, or other appropriate relief, to: (a) annul that certain Long-Term Contract Settlement and Release of Claims Agreement (the “NRG Agreement”) entered into between the CPUC and NRG, which the CPUC and NRG filed in conjunction with a Joint Offer of Settlement with the Federal Energy Regulatory Commission (“FERC”) on April 27, 2012; and (b) direct respondents to withdraw the NRG Agreement filed with the FERC as null and void, to seek no further approval of the NRG Agreement from the FERC, and to cease and desist from any further efforts to otherwise implement any of the NRG Agreement’s terms, on the grounds that the CPUC’s actions in entering into the NRG Agreement constituted an abuse of discretion, exceeding the CPUC’s lawful authority. We believe the NRG Agreement is anticompetitive and that it detrimentally and directly impacts all electric vehicle charging infrastructure companies, including our business and operations in California. All briefs have been filed and submitted and a decision by the Court is currently pending.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2012 from the risk factors disclosed in the aforementioned Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mining Safety Disclosures

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description

31.1	+	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	++*	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	++**	The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished on Exhibit 32 will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTALITY INC.
Date: August 14, 2012
	By:	/s/ Jonathan R. Read
Jonathan R. Read

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ H. Ravi Brar
H. Ravi Brar

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description

31.1	+	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	++*	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	++**	The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished on Exhibit 32 will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

