Form 10-Q
period 2012-09-30
ECOTALITY, INC.
filed 2012-11-19
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of November 16, 2012 was 23,756,306 shares.

ECOTALITY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ECOTALITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,935	$9,591
Restricted cash	200	587
Receivables, net of allowance for bad debts of $186 and $81 as of
September 30, 2012 and December 31, 2011, respectively	14,889	3,124
Inventory	23,447	15,497
Prepaid expenses and other current assets	691	732

Total current assets	41,162	29,531
Property and equipment, net	18,511	16,630
Other assets	177	147
Goodwill	—	3,496
Intangible assets, net	933	709

TOTAL ASSETS	$60,783	$50,513
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,251	$10,939
Accrued legal fees	177	125
Accrued payroll	1,436	793
Unearned revenue, current portion	17,793	11,078
Warranty reserves	594	577
Current portion of long term debt	—	1,647
Accrued liabilities, other	2,745	2,439

Total current liabilities	28,996	27,598
Long term portion of unearned revenue	10,804	121
Convertible note, less unamortized discount of $69
as of September 30, 2012	4,931	—
Other long term debt	328	109

TOTAL LIABILITIES	45,059	27,828

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 shares issued and outstanding as of September 30, 2012
and December 31, 2011	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,756 and
23,915 shares issued and outstanding as of September 30, 2012 and
December 31, 2011, respectively	24	24
Additional paid-in capital	127,886	127,488
Accumulated deficit	(112,084)	(104,759)
Accumulated other comprehensive loss	(108)	(74)

TOTAL STOCKHOLDERS' EQUITY	15,724	22,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,783	$50,513

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Revenue	$14,442	$9,510	$41,106	$19,885
Cost of goods sold	8,267	6,638	26,720	18,851

Gross profit	6,175	2,872	14,386	1,034

Operating expenses:
Sales and marketing	956	878	3,493	2,213
Research and development	671	117	1,296	363
General and administrative	5,604	5,118	15,784	12,257
Impairment losses	3,496	—	3,496	—
Warrant expense	—	—	—	1,784

Total operating expenses	10,727	6,113	24,069	16,617
Loss from operations	(4,552)	(3,241)	(9,683)	(15,583)
Interest income	—	13	165	18
Interest expense	(88)	(169)	(193)	(211)
Other income, net	27	4	2,432	13

Loss before income taxes	(4,613)	(3,393)	(7,279)	(15,763)
Income tax expense	(24)	—	(45)	—

Net loss	$(4,637)	$(3,393)	$(7,324)	$(15,763)

Net loss per share:

Basic	$(0.19)	$(0.14)	$(0.31)	$(0.93)

Diluted	$(0.19)	$(0.14)	$(0.31)	$(0.93)

Weighted-average common shares outstanding:

Basic	23,890,770	23,524,931	23,906,749	17,007,443

Diluted	23,890,770	23,524,931	23,906,749	17,007,443

See the accompanying notes to the condensed consolidated financial statements.

4

ECOTALITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss	$(4,637)	$(3,393)	$(7,324)	$(15,763)

Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	6	(34)	(8)

Comprehensive loss	$(4,669)	$(3,387)	$(7,358)	$(15,771)

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,324)	$(15,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	313	816
Warrant expense	—	1,784
Impairment losses	3,496	—
Depreciation and amortization	9,479	2,021
Amortization of discount on notes payable	16	—
Amortization of debt issuance costs	9	—
Change in restricted cash	387	587
Loss (gain) on disposal of property and equipment	17	(27)
Gain on settlement of capital lease termination	(147)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,751)	(5,698)
Inventory	(13,170)	(10,006)
Prepaid expenses and other current assets	40	(1,459)
Accounts payable	(3,947)	7,952
Accrued liabilities	17,652	5,794

Net cash used in operating activities	(4,930)	(13,999)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,360)	(8,477)
Proceeds from sale of property and equipment	6	29
Purchase of intangibles	(262)	(284)

Net cash used in investing activities	(7,616)	(8,732)

Cash Flows from Financing Activities:
Proceeds on sale of common stock, net of expenses	—	31,516
Proceeds on settlement agreement and release of capital lease	57	—
Payments of debt issuance costs	(50)	—
Payments on note payable	(100)	—
Proceeds from borrowing on notes payable	5,000	321

Net cash provided by financing activities	4,907	31,837

Effect of exchange rate changes on cash and cash equivalents	(17)	(7)

Net increase (decrease) in cash and cash equivalents	(7,656)	9,099
Cash and cash equivalents – beginning of period	9,591	3,845

Cash and cash equivalents – end of period	$1,935	$12,944

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$167	$57
Assets acquired under capital lease obligations	$347	$—
Assets disposed of during the settlement agreement and release of capital lease	$1,579	$—
Inventory transferred to property and equipment	$5,219	$3,374

See the accompanying notes to the condensed consolidated financial statements.

ECOTALITY, INC.

 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Ecotality, Inc. (“Ecotality” or the “Company”) is a provider of a comprehensive range of products and services in the design, testing, and installation of advanced electric vehicle (“EV”) charging and energy storage systems. The Company is currently building a cloud-based electric vehicle smart charging network in major cities and metropolitan areas throughout the United States, branded as the Blink Network.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As described more fully in Note 15, during the second quarter of 2012, the Company entered into an agreement providing for a 40% ownership interest in a Chinese joint venture, subject to approval by Chinese government authorities. As of September 30, 2012, no transactions with this joint venture have yet occurred; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this joint venture.

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

Revenue Recognition

The Company derives revenue from sales of services and products and from government grants related to clean energy technologies. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

The Company has entered into agreements, including grants and cooperative agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized over the term of the agreement as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimated revenues, cost of sales and the related effect to operating income using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on prior and current periods. Any changes in service period are accounted for prospectively as a change in accounting estimate. Under certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which the Company may either: (i) buy out upon termination of the agreement, (ii) offer to the government to buy out the Company’s interest in the assets, or (iii) sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenues, and the assets are depreciated to the estimated residual value at the termination of the agreement.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The company adopted ASU 2011-04 for its first quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income, (“ASU 2011-05”). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05 for its fourth quarter ended December 31, 2011, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included separate unaudited statements of comprehensive income in the accompanying condensed consolidated financial statements. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, (ASC Topic 350) - Testing Goodwill for Impairment, (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test and then may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial statements as it only presents a change to goodwill impairment testing methodology.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test and then may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. Because the measurement of a potential impairment loss has not changed, the amendments will not have an impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

As the Company reported a net loss for the three and nine months ended September 30, 2012 and 2011, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for each of the periods in the three and nine months ended September 30, 2012 and 2011.

The following table summarizes potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011

Outstanding options to purchase common stock	1,628	1,294
Warrants to purchase common stock	4,530	4,532
Shares issuable upon conversion of preferred stock	6,330	6,330
Shares issuable upon conversion of convertible note	3,937	—

Note 5 – Fair Value Measurements

The Company applies the guidance prescribed in ASC Topic 820, Fair Value Measurements and Disclosures to measure the fair value of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis; and to measure the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value is defined as the price at which an asset could be exchanged or a liability could be transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term debt approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining period until maturity of the debt.

Note 6 — Balance Sheet Components

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory includes material, labor, and factory overhead required in the production of our products. The Company writes down inventories for excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. Inventories as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$587	$1,425
Work-in-process	41	40
Finished goods	23,178	14,316

Total inventory	23,806	15,781
Less: excess and obsolete items	(359)	(284)

Inventory, net	$23,447	$15,497

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

The Company recognized intangible assets amortization of approximately $12.0 thousand and zero during the three months ending September 30, 2012 and 2011 respectively, and approximately $38.0 thousand and zero during the nine months ended September 30, 2012 and 2011, respectively.

Intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$290	$(47)	$289	$(27)
Patents, in service	449	(20)	173	(2)
Patents, not in service	261	—	276	—

Total	$1,000	$(67)	$738	$(29)

Property and Equipment

Property and equipment, net are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Equipment	$28,884	$18,617
Buildings	576	576
Vehicles	1,790	1,558
Furniture and fixtures	273	254
Leasehold improvements	811	792
Computer software	2,640	1,878

Total property and equipment	34,974	23,675
Less: accumulated depreciation	(16,463)	(7,045)

Property and equipment, net	$18,511	$16,630

The Company recorded depreciation expense of approximately $2.5 million and $1.2 million during the three months ended September 30, 2012 and 2011, respectively, and approximately $9.4 million and $2.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Unearned Revenue

Unearned revenue relates to (i) the Department of Energy (“DOE”) contract to perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the “DOE EV Project”), (ii) the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (the “CEC Project”), and (iii) other projects for which invoices are generated as costs are incurred and revenue is recognized as the related services are performed, or as otherwise meet criteria for deferral under the Company’s revenue recognition policy.  Unearned revenue as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
DOE EV Project	$25,653	$9,010
CEC Project	1,451	1,162
Other	1,493	1,027

Total unearned revenue	28,597	11,199
Less current portion	(17,793)	(11,078)

Long term portion of unearned revenue	$10,804	$121

Note 7– Stockholders’ equity

On May 11, 2012, the Company received a letter from NASDAQ Listing Qualifications informing it that the closing bid price of the Company’s common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ Marketplace Rule 5550(a)(2). The NASDAQ rules provide the Company with 180 days, or until November 7, 2012, to regain compliance. During this initial 180-day period, the Company’s shares will continue to trade on The NASDAQ Capital Market. If at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive trading days, the Company will regain compliance and the matter will be closed. In the event that the Company does not regain compliance, it may be eligible for an additional 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period.

By letter to NASDAQ, dated October 19, 2012, the Company formally requested approval for an additional 180-day compliance period. In the letter, the Company informed NASDAQ that it intends to cure the bid price deficiency and regain compliance with the minimum bid price requirement within such additional compliance period. Pursuant to a letter dated November 8, 2012, NASDAQ granted the Company’s request and extended the grace period for an additional 180 calendar day period, or until May 6, 2013, for the Company to regain compliance.

Common Stock

During the three months ended March 31, 2012, the Company had no common stock transactions.

In May 2012, the Company cancelled 3,888 shares of its common stock, representing a forfeited share grant upon employee termination.

In August 2012, the Company cancelled 2,350 shares of its common stock, representing a forfeited share grant upon employee termination.

In September 2012, the Company cancelled 152,923 shares of its common stock, representing forfeited share grants upon two employee terminations.

Preferred Stock

During the nine months ended September 30, 2012, the Company had no preferred stock transactions.

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

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement with Cisco Capital for equipment totaling $1.8 million, which lease qualified as a capital lease. This 18-month capital lease of equipment obligated the Company to $2.1 million of lease payments beginning August 1, 2011. The equipment covered by this lease was to be utilized by the Company in furthering the deployment of home energy management systems. On January 20, 2012, the Company and Cisco Capital, together with Cisco Systems, entered into a Settlement Agreement and Release (the “Settlement Agreement”) following notification to the Company by Cisco Systems of their decision not to continue to provide certain services related to the equipment subject to the lease. The Settlement Agreement had the effect of terminating the lease, with the Company retaining a small portion of the equipment called for in the original lease, and returning the remainder. Interest payments previously accrued and unpaid under the lease agreement were liquidated through a final settlement calling for a payment from the Company to Cisco Capital of $10.0 thousand and a payment from Cisco Capital to the Company of $67.0 thousand. As a result of the Settlement Agreement and Release, the Company recorded a $147.0 thousand gain on settlement of the capital lease obligation and reduced the total liability relating to the capital lease obligation to zero in its consolidated financial statements for the period ended March 31, 2012.

In August 2011, the Company entered into a Master Lease Agreement with Cisco Capital for equipment totaling $314.0 thousand, which lease qualified as a capital lease. The terms of this lease provide for monthly payments of principal and interest at a rate of 5.4% per annum, beginning on December 1, 2011, of approximately $9.5 thousand and obligates the Company to $341.0 thousand of total lease payments. This lease expires on November 30, 2014.

On March 13, 2012, the Company received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”). In connection with the issuance of this convertible note, the Company modified warrants held by ABBTV to decrease the exercise price of the warrants. The convertible note payable, which is described more fully in Note 14, bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $1.27. The convertible note payable was recorded as long-term debt, net of $85.0 thousand discount representing the fair value of the warrant modification, which discount will be amortized through the maturity date of the note. At September 30, 2012, the carrying value of the convertible note was $5.0 million, less a discount of $69.0 thousand.

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
4,529,856

No warrants were granted, exercised, or expired during the nine months ended September 30, 2012.

Note 10 - Share-Based Compensation

The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including stock options and restricted stock awards, based on estimated fair values on the date of grant. The corresponding compensation expense is recognized over the period during which services are provided in exchange for the award (the requisite service period), which is typically equal to the vesting period.

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

A summary of stock option and nonvested restricted stock activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2012, is as follows:

	Stock Options		Nonvested Restricted Stock
				Weighted-
		Weighted-		Average
		Average		Grant Date
	Shares	Exercise Price	Shares	Fair Value
Outstanding at December 31, 2011	1,275,665	$5.06	415,513	$2.38
Granted	402,000	1.07	—	—
Exercised	—	—	—	—
Vested	—	—	(219,224)	2.77
Forfeited	(30,000)	1.05	(159,161)	1.95
Expired	(20,000)	5.39	—	—
Outstanding at September 30, 2012	1,627,665	$4.16	37,128	$1.95

Share-based compensation expense recognized in the condensed consolidated statements of operations was approximately $39.0 thousand and $658.0 thousand for the three months ended September 30, 2012 and 2011, respectively, and approximately $313.0 thousand and $816.0 thousand for the nine months ended September 30, 2012 and 2011, respectively, and includes the expense for stock options and restricted common stock awards.

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases facilities with third parties which are classified as operating leases.  The aggregate monthly rental payment on these operating leases is approximately $91.0 thousand.  Certain of these leases contain month-to–month lease terms which require no future obligation; however, all leases with stated durations expire at various dates through October 2015. Approximate future minimum lease payments for non-cancelable operating leases over the remaining lease periods as of September 30, 2012 are as follows (in thousands):

2012	$190
2013	359
2014	132
2015	109
2016	—
Thereafter	—
Total future minimum lease payments	$790

The total rental expense included in the consolidated statements of operations was approximately $282.0 thousand and $204.0 thousand for the three months ended September 30, 2012 and 2011, respectively, and approximately $865.0 thousand and $611.0 thousand for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had twenty-one leases in effect for operating space.

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between Ecotality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and Ecotality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. On June 12, 2006, Ecotality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already given, the License Agreement contemplated certain additional consideration involving fee payments. To date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was approximately $173.0 thousand and $110.0 thousand at September 30, 2012 and December 31, 2011, respectively.

Contingencies

The Company and its Ecotality North America subsidiary, as well as certain individuals, received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of the Company’s common stock from the period between August 1, 2008 and August 31, 2009. Upon commencement of the inquiry, the SEC informed the Company, and the terms of the subpoenas confirmed, that the fact-finding inquiry was not to be construed as a determination that violations of law had occurred. On November 13, 2012, the SEC informed the Company that the investigation has been completed as to the Company and that no action will be recommended against the Company.

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

On February 13, 2012, Synapse Sustainability Trust, Inc. (“Synapse”) filed a suit against Ecotality, its Ecotality North America subsidiary and Synapse Risk Management, LLC; a company affiliated with Synapse, in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of Ecotality in acquiring non-conforming electric vehicle charging units through its affiliated company, Synapse Risk Management, totaling approximately $200,000 that did not satisfy Synapse’s requirements. Synapse seeks monetary damages in the amount of $6.0 million. Ecotality believes all of Synapse’s allegations to be unfounded and is defending its position vigorously. Ecotality and Synapse are presently pursuing a resolution of the lawsuit. Assuming the parties come to a resolution, such resolution will include a statement that there are no admissions of liability or fault on the part of Ecotality.

Note 12 - Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker (the “CODM”) in deciding the allocation of resources and assessing performance. The Company’s CODM currently utilizes segment income (loss) to assess segment performance. The Company operates its business in four segments, which are described as follows:

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

Innergy, a division of Ecotality, provides unique power solutions including solar and battery pack manufacturing and assembly, and electric charging station assembly, repair and maintenance. The Company’s Mexico production facility supports these low cost services with a well-trained labor force.

Fuel Cell Store (“FUEL CELL”) is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International (“INTL”) - Ecotality Australia Pty Ltd., is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they will be included in the International segment as well.

Depreciation and amortization reported by segment includes depreciation of long-lived assets and in-service equipment and amortization of intangible assets. A significant portion of these costs are reported as cost of goods sold in the Company’s results of operations rather than as operating expenses. In total, depreciation and amortization equals the amount of depreciation and amortization as reported in the Company’s statement of cash flows for each reporting period.

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2012 and 2011 follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2012
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$14,105	$243	$121	$(26)	$—	$14,442
Intersegment revenues	(8)	9	—	51	(52)	—
Total consolidated revenues						14,442

Interest income	—	—	—	—	0	0
Interest expense	13	—	—	—	74	88
Depreciation and amortization	2,510	0	—	9	23	2,543

Reportable segment net income (loss)
before corporate overhead allocation	(1,530)	(129)	32	(477)	—	(2,103)
Corporate overhead allocation	(2,455)	(37)	(18)	—	—	(2,510)
Depreciation on corporate assets	—	—	—	—	(23)	(23)
Reportable segment net income (loss)	(3,985)	(166)	14	(477)	(23)	(4,637)

Other significant noncash items:
Impairment losses	3,496	—	—	—	—	3,496

Total segment assets - excluding inter-
company receivables and goodwill	57,877	456	130	236	2,085	60,783
Goodwill	—	—	—	—	—	—
Total segment assets	57,877	456	130	236	2,085	60,783

Capital expenditures	2,771	4	—	—	—	2,775

	THREE MONTHS ENDED SEPTEMBER 30, 2011
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$8,948	$276	$185	$100	$—	$9,510
Intersegment revenues	94	—	—	—	(94)	—
Total consolidated revenues						9,510

Interest income	—	—	—	—	13	13
Interest expense	164	—	—	—	5	169
Depreciation and amortization	1,135	1	—	5	13	1,154

Reportable segment net income (loss)
before corporate overhead allocation	(1,217)	(38)	24	(257)	—	(1,488)
Corporate overhead allocation	(1,801)	(55)	(37)	—	—	(1,892)
Depreciation on corporate assets	—	—	—	—	(13)	(13)
Reportable segment net income (loss)	(3,017)	(93)	(13)	(257)	(13)	(3,393)

Total segment assets - excluding inter-
company receivables and goodwill	31,130	463	177	300	13,639	45,708
Goodwill	3,496	—	—	—	—	3,496
Total segment assets	34,626	463	177	300	13,639	49,204

Capital expenditures	4,797	—	—	13	—	4,810

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2012 and 2011 follows:

	NINE MONTHS ENDED SEPTEMBER 30, 2012
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$39,678	$862	$394	$172	$—	$41,106
Intersegment revenues	186	9	—	52	(247)	—
Total consolidated revenues						41,106

Interest income	164	—	—	—	1	165
Interest expense	16	—	—	—	176	193
Depreciation and amortization	9,391	0	—	21	67	9,479

Reportable segment net income (loss)
before corporate overhead allocation	(890)	(76)	94	(953)	—	(1,825)
Corporate overhead allocation	(5,294)	(95)	(44)	—	—	(5,432)
Depreciation on corporate assets	—	—	—	—	(67)	(67)
Reportable segment net income (loss)	(6,184)	(171)	50	(953)	(67)	(7,324)

Other significant noncash items:
Impairment losses	3,496	—	—	—	—	3,496

Total segment assets - excluding inter-
company receivables and goodwill	57,877	456	130	236	2,085	60,783
Goodwill	—	—	—	—	—	—
Total segment assets	57,877	456	130	236	2,085	60,783

Capital expenditures	7,270	4	—	47	38	7,360

	NINE MONTHS ENDED SEPTEMBER 30, 2011
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$18,049	$1,096	$501	$238	$—	$19,885
Intersegment revenues	103	—	—	—	(103)	—
Total consolidated revenues						19,885

Interest income	—	—	—	0	18	18
Interest expense	197	—	—	—	15	211
Depreciation and amortization	1,968	2	—	12	38	2,021

Reportable segment net income (loss)
before corporate overhead allocation	(8,087)	164	83	(656)	—	(8,496)
Corporate overhead allocation	(6,460)	(547)	(223)	—	—	(7,229)
Depreciation on corporate assets	—	—	—	—	(38)	(38)
Reportable segment net income (loss)	(14,546)	(383)	(140)	(656)	(38)	(15,763)

Total segment assets - excluding inter-
company receivables and goodwill	31,130	463	177	300	13,639	45,708
Goodwill	3,496	—	—	—	—	3,496
Total segment assets	34,626	463	177	300	13,639	49,204

Capital expenditures	8,420	—	—	22	35	8,477

Note 13 – Agreement with Department of Energy

Original Agreement

On September 30, 2009, the Company’s Ecotality North America subsidiary (“ECONA”) signed a contract with the DOE for a cost-reimbursable contract of approximately $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECONA was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”).  Total estimated costs under the contract were projected to be $218.7 million, of which approximately $120.9 million was projected to result in minimal related costs to the Company as they relate to allowable costs for third party ownership (in-kind costs). Under the agreement, the DOE was to reimburse 45.8% ($100.2 million DOE share divided by $218.7 million total estimated costs) of total project costs incurred by ECONA, up to $100.2 million. The project commenced in October 2009 with a project period scheduled to run through April 2013.

Per the terms of the DOE Contract, ECONA performs services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the “EV Project”).  ECONA obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as management of the overall project. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition, the Company can submit as allowable costs, certain estimated costs of ownership incurred by the owners of the vehicles in the program; which are not direct costs to the program but which qualify as Company reimbursable cost-share under the agreement for items which the Company incurs minimal actual related costs.

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

Amendments to Original Agreement

In January 2012, the DOE notified the Company that it was proceeding with the definitization process and advised the Company verbally that a change would be made to disallow certain in-kind costs as being reportable under the agreement. The Company did not expect this change to impact the aggregate reimbursements by the DOE, because the total allowable in-kind costs, which are driven by the deployment of vehicles, was still expected to be sufficient to claim the maximum amounts allowed under the DOE Contract. However, in connection with these DOE communications, the Company revised its methodology to measure the cumulative effort incurred under the EV Project for purposes of recognizing grant revenue, and excluded the in-kind costs no longer allowed.

In July 2012, the DOE amended the DOE Contract which extended the performance period under the agreement by eight months from April 30, 2013 to December 31, 2013. The impact of this extension was applied prospectively in the calculation of grant revenue and related asset depreciation effective beginning with the third quarter of 2012.

In August 2012, the DOE further amended the DOE Contract. The primary purpose of the amendment was to definitize the agreement, resulting in final approved amounts of total estimated costs, DOE-share, and Company-share amounts in the agreement. In connection with this amendment, total estimated costs under the agreement were reduced by $8.0 million, from $218.7 million to $210.7 million. This amendment did not result in any change to the $100.2 million amount recoverable by the Company under the contract from the DOE. The amendment did, however, result in a change in the percent of total estimated costs recoverable. Prior to the amendment and as described above, 45.8% of eligible costs were recoverable. Subsequent to the amendment, an average 47.6% of eligible costs are recoverable ($100.2 million DOE share divided by $210.7 million total estimated costs). In addition, previously allowable in-kind costs, although still allowable for reporting as Company cost-share, were no longer reimbursable under the agreement from the date of amendment through the end of the performance period. The Company accounted for the impact of the August 2012 amendment through a cumulative catch-up adjustment which recognized the cumulative effect of the changes on current and prior periods in the three months ended September 30, 2012.

The effect of the change in estimate and cumulative catch-up adjustment resulting from the July 2012 and August 2012 DOE Contract amendments was a $2.5 million net decrease in loss from operations, or $0.11 per share, during the three months ended September 30, 2012 and summarized as follows: (i) $1.2 million cumulative catch-up adjustment recorded as an increase in revenues during the three months ended September 30, 2012, (ii) prospective adjustment to depreciation expense reported in cost of goods sold, related to assets in service under the agreement at the time of the July 2012 contract amendment, resulting in depreciation expense recognition over an extended performance period; thereby causing depreciation expense for the third quarter of 2012 for those assets to be $2.5 million less than would have been recorded under the original contract performance period, and (iii) prospective adjustment to recognition of deferred revenue existing at the time of the July 2012 contract amendment, resulting in revenue recognition over an extended performance period; thereby causing recognition of deferred revenue during the third quarter of 2012 to be $1.2 million ($2.5 million times 45.8%) less than would have been recorded under the original contract performance period.

Other

The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter.

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

Revenue recognized under the DOE Contract accounted for 76% and 71% of revenue for the three months ended September 30, 2012 and 2011, respectively, and 70% and 60% for the nine months ended September 30, 2012 and 2011, respectively.

Note 14 – Agreements with ABB Technology Ventures Ltd and ABB Inc.

Securities Purchase Agreement

On January 10, 2011, Ecotality entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd (“ABBTV”) pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10 million.  At the January 13, 2011 closing of the investment, the Company issued 2,604,167 shares of its common stock to ABBTV at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant (the “ABBTV Warrant”) to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share, which was subsequently reduced to $2.50 per share, as described below. The warrant expires in January 2016. The Company also entered into an Investor Rights Agreement with ABBTV pursuant to which, in January 2011, ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the net proceeds from the investment by ABBTV as an increase to common stock and additional paid-in capital during the quarter ended March 31, 2011.

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

Events of default under the Note include, among others, payment defaults, cross-defaults, the Company’s common stock being suspended from trading for a period of time or no longer being listed on an eligible trading market, and certain bankruptcy-type events involving the Company or certain subsidiaries. Upon an event of default, the holder may elect to require the Company to redeem all or any portion of the outstanding principal amount of the Note for a price equal to the greater of (i) the amount to be redeemed (as calculated through the redemption date) or (ii) the product of (a) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (b) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date immediately preceding the event of default and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount. In addition, upon an event of default the interest rate on the Note will increase by a per annum rate of 2.0% during the first 90-day period immediately following the event of default and will increase an additional 2.0% per annum during each subsequent 90-day period until the event of default has been cured, but in no event will such increase exceed a per annum rate of 6.0%.

The Company may redeem all the outstanding principal amount of the Note if the Company enters into a binding agreement for a change of control of the Company or if the closing sale price of the Company’s common stock exceeds 300% of the conversion price for thirty (30) consecutive calendar days. If the Company elects to redeem the Note, the redemption price will be equal to 115% of the greater of (i) the amount to be redeemed (as calculated through the redemption date) or (ii) the product of (a) the conversion rate with respect to such amount in effect at such time as the holders deliver a redemption notice and (b) the greatest closing sale price of the Company’s common stock on any trading day during the period starting on the date the Company elects to redeem the note and ending on the trading day immediately prior to the date the Company is required to pay the redemption amount.

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

The JV Agreement provides for the establishment of Tianjin Eco-Power Technology Co., Ltd (the “JV Company”), a joint venture entity to be owned 60% by Changchun EPT and 40% by Ecotality Asia Pacific. Under the terms of the JV Agreement, Ecotality Asia Pacific will contribute a license to certain of the Company’s technology, including patents, patent applications, know-how, inventions and trademarks (the “IP Assets”), which contribution is valued by the parties at $2.0 million. The JV Agreement provides the JV Company with an exclusive license in the territory of China, excluding Hong Kong and Taiwan (collectively, the “Territory”), to use the IP Assets for all products, whether now existing or subsequently developed, that are used in charging, testing and manufacturing batteries, and providing electric vehicle infrastructure and consulting services for electric vehicle infrastructure (the “Products”).

The purpose of the JV Company is to (a) develop and manufacture Products, (b) sell and distribute Products to third parties in the Territory, (c) install, maintain and repair Products for end-users in the Territory, (d) provide technical consulting services to existing and potential end-users of Products in the Territory, and (e) provide technical support to end-users of Products in the Territory. The contemplated term of the JV Company is 20 years.

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

The JV Agreement was entered into pursuant to a Master Overhead Joint Venture Agreement entered into by the Company and Shenzhen Goch Investment Ltd. (“SGI”) on September 15, 2009. The Master Overhead Joint Venture Agreement was amended on January 10, 2011, and all of SGI’s economic interests in the amended Master Overhead Joint Venture Agreement were assigned to Green Valley International Energy Investment Company (an affiliate of SGI based in Beijing, China, “GV”), or to an affiliated entity assigned by GV. GV subsequently caused its affiliated entity, Changchun EPT, to enter into the JV Agreement. Pursuant to the amended Master Overhead Joint Venture Agreement, the Company granted to SGI warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock of the Company. The value of the granted warrants was expensed as a component of general and administrative expenses in the statement of operations for the three months ended March 31, 2011, as it represented a release of exclusivity rights previously granted to SGI. In addition, pursuant to the amended Master Overhead Joint Venture Agreement, upon the final formation and contemplated $5.0 million total funding of the JV Company by Changchun EPT, SGI will be entitled to receive additional warrants with an exercise price of $0.60 to purchase 477,777 shares of the Company’s common stock.

As of September 30, 2012, no transactions with this joint venture have yet occurred; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this joint venture. The Company anticipates accounting for this joint venture under the equity method.

Note 16 – Goodwill Impairment

The Company typically tests goodwill for possible impairment on an annual basis in October, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. During the third quarter of 2012, the Company determined there were indicators of potential impairment of goodwill due to a significant and sustained decline in the Company’s market capitalization since March 31, 2012 (market capitalization was approximately $10.9 million as of September 30, 2012 compared to approximately $23.4 million as of March 31, 2012). Management determined this indicator warranted performing an interim test of goodwill for possible impairment during the quarter ended September 30, 2012.

The determination of whether any impairment of goodwill exists is based upon a two-step test. In step one, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any. The second step of the test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, an entity shall assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

At the time of the interim goodwill impairment test, the Company’s recorded goodwill balance of $3.5 million related solely to its ECONA reporting unit. The Company determined the best estimate of fair value for the ECONA reporting unit, which carries greater than 95% of the Company’s consolidated assets, to be the Company’s market capitalization based on the average closing market prices for the three days preceding the date of the interim test.

Based on the first step of the interim goodwill impairment test that was performed for ECONA, it was determined that the carrying amount of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the second step of the test in order to determine the amount of goodwill impairment, if any. Based on the results of second step, the Company concluded that all $3.5 million of the goodwill recorded at ECONA was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $3.5 million during the three months ended September 30, 2012, representing all of ECONA's recorded goodwill.

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

Through the EV Project, we are developing, installing, and managing our networked charging stations across the U.S. in support of the launch of the Nissan LEAF battery electric vehicles and the Chevrolet Volt range extended electric vehicles. The goal of the EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as identify commercially viable business models to create a sustainable EV charging industry. Through The EV Project, we have deployed our Blink residential and commercial charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN), Chicago (IL), Philadelphia (PA), Atlanta (GA) and Washington, DC.

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

Innergy, a division of Ecotality, provides unique power solutions including solar and battery pack manufacturing and assembly, and electric charging station assembly, repair and maintenance. Our Mexico production facility supports these low cost services with a well-trained labor force.

Fuel Cell Store is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International - ECOtality Australia Pty Ltd., is our wholly owned subsidiary in Australia which markets and distributes our Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they will be included in the International segment as well.

Material changes in results of operations by segment for the three and nine months ended September 30, 2012 as compared to 2011 are described in the Results of Operations section below.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The following table sets forth our results of operations for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$14,442	$9,510	$4,932	52%
Cost of goods sold	8,267	6,638	1,629	25

Gross profit (loss)	6,175	2,872	3,303	115
Operating expenses:
Sales and marketing	956	878	78	9
Research and development	671	117	554	474
General and administrative	5,604	5,118	486	9
Impairment losses	3,496	—	3,496	—
Total operating expenses	10,727	6,113	4,614	75
Loss from operations	(4,552)	(3,241)	(1,311)	(40)%
Interest income (expense), net	(88)	(156)	68
Other income, net	27	4	23
Income (loss) before income taxes	(4,613)	(3,393)	(1,220)
Income tax expense	(24)	—	(24)
Net loss	$(4,637)	$(3,393)	$(1,244)

Revenue

Revenues primarily consist of cost reimbursements through government grants and cooperative agreements related to clean energy technologies; agreements under which we deliver services such as the development of the infrastructure for deployment of electric vehicles, including gathering and compilation of related data analysis; consulting services; retail sales of electric vehicle supply equipment (“EVSE”); and sales of industrial material handling products.

Revenues increased $4.9 million to $14.4 million during the third quarter of 2012, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $5.1 million to $14.1 million during the third quarter of 2012. Revenue recognized under the EV Project increased $4.3 million to $11.1 million, primarily due to: (i) significant increase in the number of operating vehicles and residential and commercial installations under the EV Project, and (ii) DOE contract amendments, which became effective during the third quarter of 2012 and which are described below under the section titled “Critical Accounting Policies and Estimates.” Consulting revenues increased $0.6 million to $1.5 million, primarily related to consulting services provided under three new programs associated with the EV Project. Retail sales decreased $0.3 million to $0.1 million due to a $0.4 million decrease in EVSE retail sales resulting from prioritization of EVSE deployment under the EV Project, partially offset by a $0.1 million increase in revenue generated from microclimate studies. Sales of industrial material handling products increased $0.4 million to $1.4 million.

Revenues for all other segments decreased $0.2 million to $0.3 million during the third quarter of 2012, reflecting no significant change from the third quarter of 2011.

We anticipate the majority of our revenue in 2012 will be derived from the DOE Contract based on deliveries of chargers and the reporting of in-kind costs relating to cost share of EV Project participants.

Cost of Goods Sold

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.

Cost of goods sold increased $1.6 million to $8.3 million during the third quarter of 2012, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

ECONA segment cost of goods sold increased $1.7 million to $8.1 million during the third quarter of 2012, primarily due to direct costs related to revenue increases and increased depreciation on equipment in service under the DOE Contract. Depreciation expense reflects the effect of a July 2012 DOE Contract amendment which extended the performance period under the contract. This extension resulted in the recognition of depreciation of certain assets in the project over an extended period, thereby reducing equipment depreciation under the project by $2.5 million during the third quarter of 2012. Excluding depreciation, ECONA segment cost of goods sold was 48% and 58% of ECONA segment revenue (net of cumulative catch-up adjustment described above) for the third quarter of 2012 and 2011, respectively. The resulting cost of goods sold reduction per revenue dollar and related favorable gross margin impact is the result of an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs. In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal related costs.

Cost of goods sold for all other segments decreased $0.1 million to $0.2 million during the third quarter of 2012, reflecting no significant change from the third quarter of 2011.

Operating Expenses

Total operating expenses increased $4.6 million to $10.7 million during the third quarter of 2012. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment increased $4.4 million to $10.0 million during the third quarter of 2012. Operating expenses in our other segments increased $0.2 million to $0.7 million during the third quarter of 2012, reflecting no significant change from the third quarter of 2011.

Sales and Marketing

Sales and marketing expenses were $1.0 million during the third quarter of 2012, reflecting minimal change from the third quarter of 2011. Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

Research and Development

Research and development expenses increased $0.6 million to $0.7 million during the third quarter of 2012. Research and development expenses primarily consist of payroll and related benefits, contract labor, and consulting services in support of development activities related to EV products. The $0.6 million increase between comparable periods primarily relates to payroll and related benefits and consulting services incurred in connection with EV product development and EVSE connectivity enhancement activities.

General and Administrative

General and administrative expenses increased $0.5 million to $5.6 million during the third quarter of 2012. General and administrative expenses primarily consist of payroll and related benefits, facilities and data communication related expenses, legal fees and professional fees.

Payroll and related benefits expenses decreased by $0.6 million, primarily due to improved staff utilization on projects, which leads to a higher portion of wages being charged to cost of goods sold rather than general and administrative.

Severance expense increased by $0.6 million related to the termination of employment of two executives and two other employees.

Professional services increased by $0.1 million; primarily owing to an increase in consulting services related to customer resource management (“CRM”) system maintenance and support.

All other general and administrative expenses increased by $0.4 million and by category were individually less than $0.1 million.

Impairment Losses

Goodwill impairment losses recorded during the third quarter of 2012 totaled $3.5 million; no impairment losses were incurred in the third quarter of 2011. See “Goodwill Impairment” following the comparison of the nine month periods ended September 30, 2012 and 2011 below for further details regarding this impairment loss.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table sets forth our results of operations for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$41,106	$19,885	$21,221	107%
Cost of goods sold	26,720	18,851	7,869	42

Gross profit (loss)	14,386	1,034	13,352	1,291
Operating expenses:
Sales and marketing	3,493	2,213	1,280	58
Research and development	1,296	363	933	257
General and administrative	15,784	12,257	3,527	29
Impairment losses	3,496	—	3,496	—
Warrant expense	—	1,784	(1,784)	(100)
Total operating expenses	24,069	16,617	7,452	45
Loss from operations	(9,683)	(15,583)	5,900	38%
Interest income (expense), net	(28)	(193)	165
Other income, net	2,432	13	2,419
Income (loss) before income taxes	(7,279)	(15,763)	8,484
Income tax expense	(45)	—	(45)
Net loss	$(7,324)	$(15,763)	$8,439

Revenue

Revenues primarily consist of cost reimbursements through government grants and cooperative agreements related to clean energy technologies; agreements under which we deliver services such as the development of the infrastructure for deployment of electric vehicles, including gathering and compilation of related data analysis; consulting services; retail sales of electric vehicle supply equipment (“EVSE”); and sales of industrial material handling products.

Revenues increased $21.2 million to $41.1 million during the first three quarters of 2012, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $21.7 million to $39.9 million during the first three quarters of 2012. Revenue recognized under the EV Project increased $16.7 million to $28.8 million, primarily due to: (i) significant increase in the number of operating vehicles and residential and commercial installations under the EV Project, and (ii) DOE contract amendments, which became effective during the third quarter of 2012 and which are described below under the section titled “Critical Accounting Policies and Estimates.” In addition, $2.6 million in licensing revenue was recorded during the first quarter of 2012 in connection with a licensing agreement entered into with ABB, Inc. during that quarter; as compared to zero licensing revenue during the first three quarters of 2011. Consulting revenues increased $2.0 million to $4.4 million, primarily related to consulting services provided on programs associated with the EV Project and consulting services provided in support of the CEC Project and new programs associated with the EV Project. Sales of industrial material handling products increased $0.2 million to $3.1 million. Retail sales of electric vehicle supply equipment and revenue generated from microclimate studies increased $0.2 million to $1.0 million.

Revenues for all other segments decreased $0.5 million to $1.2 million during the first three quarters of 2012, reflecting no significant change from the first three quarters of 2011.

Cost of Goods Sold

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.

Cost of goods sold increased $7.9 million to $26.7 million during the first three quarters of 2012, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

ECONA segment cost of goods sold increased $8.1 million to $26.3 million during the first three quarters of 2012 due to (i) $7.9 increase in direct costs related to revenue increases and increased depreciation on equipment in service under the DOE Contract, (ii) $0.2 million increase related to increased volume of electric vehicle supply equipment sales and related freight charges and warranty accruals, (iii) $0.3 million decrease in material handling products expenses, and (iv) $0.3 million increase in consulting and other. Depreciation expense reflects the effect of a July 2012 DOE Contract amendment which extended the performance period of the contract. This extension resulted in the recognition of depreciation of certain assets in the project over an extended period, thereby reducing equipment depreciation under the project by $2.5 million during the third quarter of 2012. Excluding depreciation, ECONA segment cost of goods sold was 49% and 102% of ECONA segment revenue for the first three quarters of 2012 and 2011, respectively. The resulting cost of goods sold reduction per revenue dollar and related favorable gross margin impact is the result of an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs. In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal related costs. In addition, the $2.6 million in license revenue recorded during the first quarter of 2012 incurred no direct costs, thus further increasing gross margin.

Cost of goods sold for all other segments decreased $0.2 million to $0.4 million during the first three quarters of 2012, reflecting no significant change from the first three quarters of 2011.

Operating Expenses

Total operating expenses increased $7.5 million to $24.1 million during the first three quarters of 2012. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment increased $7.3 million to $22.3 million during the first three quarters of 2012. Operating expenses in our other segments increased $0.2 million to $1.8 million for the first three quarters of 2012, reflecting no significant change from the first three quarters of 2011.

Sales and Marketing

Sales and marketing expenses increased $1.3 million to $3.5 million during the first three quarters of 2012. Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

The $1.3 million increase between comparable periods is primarily owing to increased marketing efforts related to increased volumes under the EV Project, in addition to consulting and other professional services related to website design and maintenance and conceptual design initiatives related to our next generation of fast chargers. In addition, we have expanded up our sales and field operations organization to focus on the sale, installation and servicing of EVSE and to promote and secure membership in our Blink Network after the EV Project’s completion.

Research and Development

Research and development expenses increased $0.9 million to $1.3 million during the first three quarters of 2012. Research and development expenses primarily consist of payroll and related benefits, contract labor, and consulting services in support of development activities related to EV products.

The $0.9 million increase between comparable periods primarily relates to payroll and related benefits incurred in connection with development projects related to our next generation of fast chargers, industrial chargers, and EVSE connectivity enhancement activities.

General and Administrative

General and administrative expenses increased $3.5 million to $15.8 million during the first three quarters of 2012. General and administrative expenses primarily consist of payroll and related benefits, facilities and data communication related expenses, legal fees and professional fees.

Payroll and related benefits expenses increased by $0.7 million due to increased headcount; partially offset by improved staff utilization on projects, which leads to a higher portion of wages charged to cost of goods sold rather than general and administrative.

Severance expense increased by $0.6 million related to the termination of employment of two executives and two other employees.

Legal fees increased by $0.3 million, primarily due to (i) timing impact (litigation costs are expensed when incurred; reimbursements are recorded when received) of reimbursement during the first three quarters of 2011 through our D&O insurance of previously expensed legal fees; resulting in a $0.2 million increase between comparable periods, and (ii) $0.1 million increase in costs associated with legal proceedings. Total legal fees were $1.0 million and $0.7 million during the first three quarters of 2012 and 2011, respectively.

Professional services increased by $1.0 million, primarily related to an increase in consulting services incurred related to CRM maintenance and support and to perform maintenance on our IT systems to support our execution of the EV Project and our overall business plan.

Contract labor increased by $0.2 million in connection with labor incurred to support higher EV Project volumes.

Commercial insurance expense increased by $0.2 million due to the expansion in levels of coverage under our policies.

Depreciation expense increased by $0.2 million related to increased levels of property and equipment purchases and the resulting depreciation expense recorded on assets placed in service.

All other general and administrative expenses increased by $0.3 million and by category were individually less than $0.1 million.

Impairment Losses

Goodwill impairment losses recorded during the first three quarters of 2012 totaled $3.5 million; no impairment losses were incurred in the first three quarters of 2011. See “Goodwill Impairment” below for further details regarding this impairment loss.

Warrant Expense

Warrant expense decreased $1.8 million to zero during the first three quarters of 2012.

Warrant expense of $1.8 million was recorded during the first quarter of 2011 related to the issuance of a warrant to Shenzen Goch Investment Ltd (“SGI”) in connection with an amendment to a joint venture agreement between us and SGI. During the first three quarters of 2012, no similar transactions occurred for which expensing of issued warrants was required.

Other Income, Net

Other income increased $2.4 million to $2.4 million during the first three quarters of 2012.

Other income of $2.4 million was recognized during the first quarter of 2012 in connection with a license agreement relating to our EV smart charging network entered into between ABB and us. As consideration for the license, we received $5.0 million from ABB, of which $2.6 million was recorded as revenue and $2.4 million was recorded as other income during the first quarter of 2012. During the first three quarters of 2011, no similar transactions occurred which resulted in recognition of significant other income.

Goodwill Impairment

We typically test goodwill for possible impairment on an annual basis in October, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. During the third quarter of 2012, we determined there were indicators of potential impairment of goodwill due to a significant and sustained decline in our market capitalization since March 31, 2012 (market capitalization was approximately $10.9 million as of September 30, 2012 compared to approximately $23.4 million as of March 31, 2012). Management determined this indicator warranted performing an interim test of goodwill for possible impairment during the quarter ended September 30, 2012.

The determination of whether any impairment of goodwill exists is based upon a two-step test. In step one, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any. The second step of the test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, an entity shall assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

At the time of the interim goodwill impairment test, our recorded goodwill balance of $3.5 million related solely to our ECONA reporting unit. We determined the best estimate of fair value for the ECONA reporting unit, which carries greater than 95% of our consolidated assets, to be our market capitalization based on the average closing market prices for the three days preceding the date of the interim test.

Based on the first step of the interim goodwill impairment test that was performed for ECONA, it was determined that the carrying amount of the reporting unit was in excess of its estimated fair value. As such, we were required to perform the second step of the test in order to determine the amount of goodwill impairment, if any. Based on the results of second step, we concluded that all $3.5 million of the goodwill recorded at ECONA was impaired. As a result, we recorded a non-cash goodwill impairment charge to continuing operations totaling $3.5 million during the three months ended September 30, 2012, representing all of ECONA's recorded goodwill.

Liquidity and Capital Resources

Summary of Cash Flows

As of September 30, 2012, we had $1.9 million of cash and cash equivalents compared to $4.3 million and $9.6 million as of June 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 we also held $0.2 million of restricted cash which serves as collateral for corporate credit cards and letters of credit, and accordingly, is not available for our use in current operations. During the first quarter of 2012, we experienced a $5.6 million decrease in cash directly attributable to the use of our funds in the expansion of our business as we incurred costs to produce and install EV chargers in support of the DOE Contract requirements. During the second and third quarters of 2012 these activities continued, but the significant investments in DOE Contract EV charger inventory necessary in the first quarter were no longer required, and we used $2.1 million in cash.

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

Operating Activities

We utilized cash for operating activities in the amount of $4.9 million and $14.0 million during the first three quarters of 2012 and 2011, respectively.  The change in operating cash flow for the first three quarters of 2012 compared to the first three quarters of 2011 reflect a $17.6 million reduction in net loss, adjusted for non-cash items (primarily depreciation, impairment losses, and warrant expense). The net loss improvement in 2012 includes (i) the impact of our recording $2.6 million of license revenue and $2.4 million of other income related to the March 2012 ABB transaction (ii) $1.8 million of non-recurring warrant expense recorded in 2011, (iii) $7.5 million increase in depreciation add-back for 2012 as compared to 2011, resulting from an increase in equipment placed in service under the DOE contract, and (iv) the negative impact of $3.5 million impairment losses recorded in 2012. In addition, cash used due to changes in operating assets and liabilities was $11.2 million during 2012 as compared to cash used of $3.4 million during 2011.

Investing Activities

We utilized cash for investing activities in the amounts of $7.6 million and $8.7 million during the first three quarters of 2012 and 2011, respectively. The decrease between comparable periods was primarily due to purchases of property and equipment to be utilized in support of the DOE Contract.

Financing Activities

We generated cash through financing activities in the amount of $4.9 million and $31.8 million during the first three quarters of 2012 and 2011, respectively. The cash generated in 2012 is related to securing a $5.0 million convertible note from ABB Technology Ventures. The cash generated in 2011 is related to $9.3 million received in January 2011 for the sale of common stock and an additional $19.2 million received from our June 2011 public offering, and $2.7 million received during the third quarter for the exercise of the underwriter’s over-allotment option by the Underwriters in July 2011, each net of expenses

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2011 was centered on the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. During the first three quarters of 2012, we focused on the operation of the Blink Network and the installation of EVSE at our customers’ and partners’ residential and commercial locations in conjunction with the launch of the Nissan LEAF, Chevy Volt and other electric vehicles. A majority of the installations through the end of 2012 will go towards satisfying the demand of The EV Project. However, we have ramped up a sales and field operations organization that will sell, install and service EVSE and to promote and secure membership in our Blink Network after The EV Project’s completion. We expect the majority of installations in 2013 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we are updating our industrial line of products and services as we maintain a marketing and sales focus on the recovering warehouse and airport ground support equipment markets. We are developing and planning the launch of our next generation of industrial products with additional features and services, and at lower cost in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital was $12.2 million at September 30, 2012.    We plan to execute as efficiently as possible under our DOE Contract and to continue to drive retail sales of our EV and industrial products to generate the necessary working capital from operations.

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

In July 2011, we entered into an 18-month lease agreement with Cisco Capital (“Cisco”) for equipment totaling $1.8 million. This lease, which was accounted for as a capital lease, obligated us to $2.1 million in lease payments beginning in August 2011. On January 20, 2012, we entered into a Settlement Agreement and Release with Cisco following their decision not to continue to provide certain services related to the leased equipment. In connection with the settlement, we received a $57.0 thousand net payment from Cisco and recorded a $147.0 thousand gain on settlement of the capital lease obligation and reduced the carrying value of this capital lease obligation to zero during the first quarter of 2012.

On March 13, 2012, we received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”). In connection with the issuance of this convertible note, we modified warrants held by ABBTV to decrease the exercise price of the warrants. The convertible note payable bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of our common stock at a per share conversion price equal to $1.27. The convertible note payable was recorded as long-term debt, and the fair value of the warrant modification was recorded as a discount which will be amortized through the maturity date of the note. At September 30, 2012, the carrying value of the convertible note was $5.0 million, less an unamortized discount of $69.0 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, stock-based compensation, inventory valuations, allowance for bad debts, warranty liability, valuation of deferred tax assets, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes in our significant accounting policies and estimates for the third quarter of 2012 to the significant accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as described below.

In July 2012, the DOE amended the DOE Contract which extended the performance period under the agreement by eight months from April 30, 2013 to December 31, 2013. The impact of this extension was applied prospectively in the calculation of grant revenue and related asset depreciation effective beginning with the third quarter of 2012.

In August 2012, the DOE further amended the DOE Contract. The primary purpose of the amendment was to definitize the agreement, resulting in final approved amounts of total estimated costs, DOE-share, and Company-share amounts in the agreement. In connection with this amendment, total estimated costs under the agreement were reduced by $8.0 million, from $218.7 million to $210.7 million. This amendment did not result in any change to the $100.2 million amount recoverable by us under the contract from the DOE. The amendment did, however, result in a change in the percent of total estimated costs recoverable. Prior to the amendment and as described above, 45.8% of eligible costs were recoverable. Subsequent to the amendment, an average 47.6% of eligible costs are recoverable ($100.2 million DOE share divided by $210.7 million total estimated costs). In addition, previously allowable in-kind costs, although still allowable for reporting as our cost-share, were no longer reimbursable under the agreement from the date of amendment through the end of the performance period. We accounted for the impact of the August 2012 amendment through a cumulative catch-up adjustment which recognized the cumulative effect of the changes on current and prior periods in the three months ended September 30, 2012.

The effect of the change in estimate and cumulative catch-up adjustment resulting from the July 2012 and August 2012 DOE Contract amendments was a $2.5 million net decrease in loss from operations, or $0.11 per share, during the three months ended September 30, 2012 and summarized as follows: (i) $1.2 million cumulative catch-up adjustment recorded as an increase in revenues during the three months ended September 30, 2012, (ii) prospective adjustment to depreciation expense reported in cost of goods sold, related to assets in service under the agreement at the time of the July 2012 contract amendment, resulting in depreciation expense recognition over an extended performance period; thereby causing depreciation expense for the third quarter of 2012 for those assets to be $2.5 million less than would have been recorded under the original contract performance period, and (iii) prospective adjustment to recognition of deferred revenue existing at the time of the July 2012 contract amendment, resulting in revenue recognition over an extended performance period; thereby causing recognition of deferred revenue during the third quarter of 2012 to be $1.2 million ($2.5 million times 45.8%) less than would have been recorded under the original contract performance period.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. We adopted ASU 2011-04 for our first quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income, (“ASU 2011-05”). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted ASU 2011-05 for our fourth quarter ended December 31, 2011, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and have included separate unaudited statements of comprehensive income in the accompanying condensed consolidated financial statements. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements as it only required a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, (ASC Topic 350) - Testing Goodwill for Impairment, (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test and then may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements as it only presents a change to goodwill impairment testing methodology.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test and then may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. Because the measurement of a potential impairment loss has not changed, the amendments will not have an impact on our consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on our consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended) designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were effective for the period ended September 30, 2012.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended) were effective for the period ended September 30, 2012.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our ECOtality North America subsidiary, as well as certain individuals, received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. Upon commencement of the inquiry, the SEC informed us, and the terms of the subpoenas confirmed, that the fact-finding inquiry was not to be construed as a determination that violations of law had occurred. On November 13, 2012, the SEC informed us that the investigation has been completed as to the Company and that no action will be recommended against us.

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

On February 13, 2012, Synapse Sustainability Trust, Inc. (“Synapse”) filed a suit against us, our ECOtality North America subsidiary and Synapse Risk Management, LLC; a company affiliated with Synapse, in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleges that it detrimentally relied on representations and statements of ECOtality in acquiring non-conforming electric vehicle charging units through its affiliated company, Synapse Risk Management, totaling approximately $200,000 that did not satisfy Synapse’s requirements. Synapse seeks monetary damages in the amount of $6.0 million. We believe all of Synapse’s allegations to be unfounded and are defending our position vigorously. ECOtality and Synapse are presently pursuing a resolution of the lawsuit. Assuming the parties come to a resolution, such resolution will include a statement that there are no admissions of liability or fault on the part of ECOtality.

On May 25, 2012, we filed an action in the Court of Appeals for the State of California – First Appellate District, Division Two (the “Court”), entitled ECOtality, Inc. vs. California Public Utilities Commission (“CPUC”), et al , as respondents, and NRG Energy, Inc. (“NRG”) and certain of its affiliates, as real party in interest. We petitioned the Court for a writ of mandate, or other appropriate relief, to: (a) annul that certain Long-Term Contract Settlement and Release of Claims Agreement (the “NRG Agreement”) entered into between the CPUC and NRG, which the CPUC and NRG filed in conjunction with a Joint Offer of Settlement with the Federal Energy Regulatory Commission (“FERC”) on April 27, 2012; and (b) direct respondents to withdraw the NRG Agreement filed with the FERC as null and void, to seek no further approval of the NRG Agreement from the FERC, and to cease and desist from any further efforts to otherwise implement any of the NRG Agreement’s terms, on the grounds that the CPUC’s actions in entering into the NRG Agreement constituted an abuse of discretion and exceeding the CPUC’s lawful authority. We believe the NRG Agreement is anticompetitive and that it detrimentally and directly impacts all electric vehicle charging infrastructure companies, including our business and operations in California. On October 12, 2012, the Court issued an order summarily denying our petition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended September 30, 2012 from the risk factors disclosed in the aforementioned Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mining Safety Disclosures

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description
31.1	+	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++*	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	++**	The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished on Exhibit 32 will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTALITY INC.
Date: November 19, 2012
	By:	/s/ H. Ravi Brar
H. Ravi Brar

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Susie Herrmann
Susie Herrmann

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description
31.1	+	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	++*	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	++**	The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished on Exhibit 32 will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.