Form 10-K
period 2012-12-31
ECOTALITY, INC.
filed 2013-04-15
CIK 1301206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☑  No

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,392,152, based upon the closing sale price of $0.52 as reported by the Nasdaq Capital Market.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 9, 2013 was 25,629,930.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ECOTALITY, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in all parts of this Annual Report that are not historical facts are, or may be deemed to be, forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are based on the beliefs and assumptions of our management relying on currently available information and are not guarantees of future performance.

When used in this Annual Report, the words “anticipate”, ”estimate”, ”expect”, ” may”, ”plan”, ”project”, ”believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other factors that are difficult to predict and that that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A: “Risk Factors,” and elsewhere in this Annual Report. You should carefully consider the risks and uncertainties described under this section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statements for any reason, except as required by law.

In this Annual Report we use the terms the “Company”, “we”, “us”, and “our” to refer to ECOtality Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in the State of Nevada in 1999 under the name Alchemy Enterprises, Ltd. to market biodegradable products. In November 2006, we changed our name to ECOtality, Inc. to better reflect our renewable energy strategy. We acquired ECOtality North America, ECOtality Stores (d.b.a. Fuel Cell Store), and Innergy in 2007. In conjunction with our acquisition of Innergy, we acquired a wholly owned subsidiary in Mexico, Portable Energy de Mexico S.A. de C.V., which provides manufacturing and assembly services. We also have a wholly owned subsidiary in Australia, ECOtality Australia Pty Ltd., which markets and distributes our Blink and Minit-Charger equipment in Australia. In 2011, we established a new, wholly-owned subsidiary, ECOtality Asia Pacific Limited. This new subsidiary, headquartered in Hong Kong, serves as a holding company for joint ventures in China and other locations throughout Asia for the purpose of manufacturing, marketing and distributing battery charging equipment to support on-road electric vehicles, industrial equipment, and electric airport ground support equipment.

Overview

We are a leader in advanced electric vehicle (“EV”) charging and energy storage systems with over 20 years of experience in designing, manufacturing, testing and commercializing these technologies. We operate three complementary lines of business: Blink, Minit-Charger and eTec Labs. ECOtality offers electric vehicle charging stations under the Blink brand and provides a turnkey network operating system for EV drivers, commercial businesses and utilities. Minit-Charger manufactures and distributes fast-charging systems for material handling and airport ground support vehicles. eTec Labs is a trusted research and testing resource for governments, automotive OEMs and utilities.

Leveraging our experience, we are currently building the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in major cities and metropolitan areas throughout the United States and Australia. Through innovation and strategic partnerships with companies such as ABB Inc. (“ABB”) and its affiliates, we are establishing and monetizing the Blink Network. Initial commercial customers hosting our chargers include Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s, Sears and WalMart.

With an extensive history in the EV supply equipment industry, we have been successful in our bids for public and private funding to support and manage EV charging infrastructure research and deployment programs, including a $100.2 million (1) cost-share grant (“DOE Contract”) from the U.S. Department of Energy (“DOE”), to lead, support and manage the largest deployment of EVs and charging infrastructure in U.S. history (this initiative, the “EV Project”). The EV Project seeks to collect data on the use of EV charging infrastructure and to meet these needs is deploying Blink residential and commercial charging stations in multiple major metropolitan areas throughout the United States. As the project manager for The EV Project, we are uniquely positioned to capture significant share of the domestic market for EV charging solutions and to collect the most data on usage/charging patterns and miles driven.

Our primary product offerings include: (i) the Blink line of EVSE, or “charging stations,” for passenger vehicle applications, represented by our Blink Level 2 residential and commercial chargers and Blink DC Fast Chargers, (ii) the Minit-Charger line of advanced fast-charge systems for industrial applications including material handling and airport ground support equipment, and (iii) testing and consulting services to utilities and government agencies worldwide, including the Advanced Vehicle Testing Activities and Advanced Vehicle Testing and Evaluation programs for the DOE, and the EV Micro-Climate Program.

(1)	The EV Project cost share grant, in the amount of $100.2 million includes $86.4 million awarded under the initial grant in September 2009 and $13.8 million awarded via a subsequent grant in June 2010. See the section below entitled, “The EV Project and Supporting Grants” for more information.

We believe the market for EVs will grow substantially over the next decade. We are deploying chargers to meet the demands of the EV marketplace in major cities and metropolitan areas throughout the United States. Additionally, through our Blink Network of smart chargers, we are collecting data and monitoring usage patterns to explore ways to monetize/ commercialize a sustainable EVSE industry. Through the EV Project and our commercial sales channels, we believe the Blink Network will be the largest EV smart charging infrastructure network in the world and a well-recognized and trusted brand within the U.S. and international EV industry.

Competitive Strengths

We believe the following competitive strengths position us as a leading global provider of EV charging solutions and advanced vehicle testing:

•	Blink Network. The Blink Network of charging stations provides all EV drivers the freedom to travel wherever they choose and charge at commercial locations conveniently identified along the way. All Blink EVSE feature real time communications capabilities, and are designed to be networked into the Blink Network Operations Center to provide system administrators the ability to remotely monitor, control and communicate with all Blink EVSE. The Blink Network is a cloud-based operating system that can provide device management and provisioning, location pricing customization, transaction processing, payment gateways, data collection, content management, reservation capabilities, and integration with utility smart grid services and load management and demand response programs. The open architecture of this system is designed to facilitate interoperability and to provide opportunity for point, location, and availability sharing. EV drivers will be able to pay for charging their EV at any Blink station through a variety of options including interoperable RFID cards, smartphone applications, and mobile phone and credit card-based payment options. Consumers may also yield even greater advantages of the Blink Network, such as discounted charging rates, reservation systems, and enhanced Blink Network capabilities by becoming Blink Network members. Additionally, the Blink Mobile Application for smartphones and mobile devices enables users to find Blink charger locations, utilize GPS navigation, and receive charge status notifications.

•	Strategic Partnerships. Based on our position as an innovator and market leader, we have established several key strategic partnerships to support product development, manufacturing, and deployment of our Blink Network. With regard to product development and manufacturing, we have forged important relationships with global power and automation technology firm, ABB, and auto and consumer product designer and manufacturer Roush Enterprises. Our partnership with ABB enables us to benefit from ABB’s global value chains, streamline sourcing and production capabilities and allow for Blink charging systems to be powered by ABB’s industry leading power electronics.

•	Smart Charging Stations. We believe our Level 2 and DC Fast Charger EV charging solutions are at the forefront of smart-charging technologies and have set a standard within the industry. Our chargers provide intelligent, user-friendly features to easily and safely charge EVs. Level 2 residential advanced charger features include binary wall mount design for ease of installation and physical layout, a touch screen providing charger status, statistics and history, programmable start/stop and synchronization with utility peak rates, ability to locate stations away from home, internal electric meter and wireless IEEE 802.11g, CDMA, and LAN capabilities. In addition to many of the above features, our Level 2 commercial charger provides specified advertising space, selective height adjustment for ADA compliance and 360-degree beacon light for easy identification. Our DC Fast Charger adds a 42-inch LCD display for optional media and advertising, smart meter capability for demand response and energy management, and smart RFID payment technology. Each of our chargers also incorporates web-based information delivery and smart phone charger station location, GPS navigation, charge status, and completion/interruption notification.

•	Advanced Transportation Research and Development, Evaluation and Testing. We have a long history in clean and renewable technologies and have various standing contractual relationships as a vehicle tester and consultant for the DOE, national research laboratories, vehicle OEMs, national energy storage consortiums, and electric utilities. We provide services in energy storage, monitoring, system design and fabrication, product and vehicle testing, and product development. We have specific expertise in the areas of EV systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, and hydrogen production, storage and dispensing systems. We have been the testing partner for the DOE’s Advanced Vehicle Testing Activity (AVTA) program since 1998 and have worked with the DOE, vehicle manufacturers and industry stakeholders to develop test procedures used to conduct baseline, accelerated, fleet, and battery performance evaluations. In September 2011, we were awarded an additional $26.4 million contract to conduct the DOE’s Advanced Vehicle Testing and Evaluation (AVTE) program. The award expands our scope of work following the DOE’s AVTA program, encompassing a five-year term to conduct ongoing vehicle evaluations for the DOE. As of December 31, 2012, ECOtality has conducted testing for more than 1,250 advanced vehicles and amassed over 12 million test miles in support of the DOE’s Advanced Vehicle Testing Activity.

•	Project Manager of the Largest EVSE Deployment in U.S. History. As project manager of the largest EV infrastructure initiative in U.S. history, we are overseeing the infrastructure rollout and data collection for the EV Project. We believe our unique position within the EV Project has and will continue to provide us several near- and long-term advantages relative to our competition. In conjunction with the EV Project, we have developed three advanced and feature rich EVSE systems that will provide us opportunities to generate recurring revenue through a variety of revenue models. Upon completion of the EV Project, we expect to have the largest EV charging station footprint in the U.S., as well as the largest network connecting the charging stations to the grid, EVs and commercial retailers. Lastly, we expect the EV Project to provide us significant international attention and serve as a signature infrastructure achievement unmatched by our competition. This project will provide us an extremely valuable marketing tool to support future EVSE infrastructure projects both domestically and internationally.

•	Industrial Charging Solutions. Through our Minit-Charger business we have a legacy of successfully meeting industrial charging needs, specifically focused on material handling and airport ground service equipment. With 19 years experience in this space, Minit-Charger’s patented technology and algorithm helps warehouse operators protect battery life while also providing the fastest charge in the industry. Minit-Chargers are being used by Southwest Airlines in airports around the country and in warehouses owned by Pepsico, Home Depot and others.

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

•	Equipment Sales. We anticipate that a majority of our revenue will be derived from the sale of Blink chargers to residential and commercial customers. We plan to offer our Blink Level 2 residential charger directly as well as through both brick-and-mortar and online retail and key, strategic resellers. Installation of both commercial and residential Level 2 chargers is performed by third parties, including a network of approximately 45 certified contractors that are currently part of the Blink Certified Contractor Network. Our Blink Level 2 commercial charger and Blink DC Fast Charger are sold directly through our sales force and installed by our authorized installation partners. Over time, we expect to explore opportunities to sell our products through other dealers, distributors and utilities. We will derive revenue from installation services both residentially and commercially as either a direct installer, project manager or lead source for our network.

•	Network Subscription and Usage Fees. We offer users of our Blink Network a variety of membership and usage fees. EV drivers are able to charge at any Blink station through a variety of options including interoperable RFID cards or fobs, smartphone applications, and mobile phone and credit card-based payment options. Blink users are able to choose between paying by the hour (Level 2) or session (DC Fast Charger) at prices that are often substantially less than the per-mile cost of using gasoline. Blink members may enjoy additional advantages of the Network, such as discounted charging rates, enhanced information on their charging patterns; as well as other capabilities.

•	Media and Advertising. Our Level 2 commercial and DC Fast Chargers are being installed in a variety of retail, parking, and fueling station locations. We offer a variety of media and advertising opportunities to charger hosts and third party advertisers through our Blink commercial chargers.

•	Utility Interface. Our smart chargers are equipped with an embedded micro-processor, an internal electric meter to monitor energy usage, and feature various communications capabilities. By utilizing our color touch screens and communications capabilities, our Blink chargers provide an opportunity for utilities to perform load management.

•	Software Services. Our core operating software can be licensed to other equipment manufacturers to enable increased usage of the Blink Network.

•	Consulting. We have industry leading experience in many facets of electric and alternative vehicle strategy development. Through our Micro-Climate planning process, we can offer states, municipalities, countries, master planned communities, campuses, military bases and others an authoritative approach to successfully planning for a 1-3 year evaluation of vehicle roll-out, infrastructure needs, deployment challenges, permitting, etc. Through our long-range plan we can extend that analysis out to 10 years. Additionally we have developed a fleet analysis and utility consulting services that can be strategically uncoupled or used in conjunction with the Micro-Climate planning process to provide more comprehensive services to our customers.

•	Diversification. As noted above, we have multiple revenue streams generating from our Blink, Minit-Charger and eTec Labs businesses. By creating these three distinct but related businesses we can leverage our technology, experience and relationships to build a business that can grow independent of individual market forces.

Industry

Electric Vehicles

Historically, the residential and commercial EVSE industry has been driven by a niche EV market where only a limited number of EVs were available. More recently, with the launch of EVs by major OEMs and growing government support, the EVSE market is maturing at an accelerated pace and attracting the attention of major international players, representing all stages of the EV value chain. As the EV market continues to develop, our residential and commercial EVSE and EV Micro-Climate businesses will remain highly dependent upon the success and broad adoption of EVs. This adoption accelerated substantially in 2012 when US EV sales exceeded 50,000 units, up from approximately 18,000 in 2011 and expectations are for this growth to continue apace.

Against this backdrop, the 21st century ushered in the broad electrification of vehicles, beginning with the success of the Toyota Prius hybrid electric vehicle, or HEV. Introduced in the U.S. in 2000, the Prius evolved from a curiosity with approximately 5,500 vehicles sold that year, to an industry standard with over 1.2 million units sold cumulatively since then. We believe the growth in HEV adoption has been driven by four key trends (i) the steady rise in oil prices, (ii) broad acceptance of hybrid technology, (iii) steady reduction in the price of hybrid vehicles relative to their internal combustion engine (“ICE”) counterparts, and (iv) broad government support. We expect these same trends to support the acceptance and broad adoption of EVs over the near and long term. Our forecast for EVs anticipate them growing to approximately 2% of the market by 2020, following a similar adoption trend to that of HEVs.

Electric Vehicle Supply Equipment

Based on the announced planned introductions of additional EVs, and the recent success of the LEAF and Volt, we expect strong and sustained demand for our Blink Network system, beyond that contracted under the EV Project. When we assess the size of the EVSE market, we begin by looking at the expected number of EVs on the road that require charge infrastructure. Industry estimates of the number of charging stations needed per EV range between one-to-two per vehicle, with significant variability driven by vehicle type and customer range anxiety. For example, we expect a larger number of EVSE will be needed to support battery EVs versus plug-in EVs and that in the early stages of customer adoption a larger number of publicly available stations will be required due to customer anxiety about the range of vehicles.

Products and Services

Electric Vehicle and Battery Charging Solutions

Our flagship passenger vehicle product line consists of Blink charging stations, which are available for both residential and commercial applications including both Level 2 and DC Fast Charger systems that are connected through the Blink Network. In addition, ECOtality North America offers the Minit-Charger brand of charging systems for off-road industrial applications, including material handling operations and airport ground service equipment (“GSE”).

Blink Chargers

The Blink product family consists of a Level 2 wall-mount unit referred to as the Blink Residential Charger, a commercial stand-alone Level 2 charger, known as the Blink Level 2 Pedestal Charger and the Blink DC Fast Charger. Blink Level 2 chargers deliver a full charge in two to eight hours and Blink DC Fast Chargers provide a full charge in less than 30 minutes (depending on battery size). All Blink charging stations can be programmed to charge the car when electricity rates are the lowest, can be linked to participating utilities for monitoring and billing, and can be controlled remotely through smart phone and web applications.

Residential Chargers	Commercial Chargers	Industrial Chargers
Blink Level 2 – Wall Mount	Blink Level 2 Wall Mount	Minit-Charger – Fast Charge
Blink Level 2 Pedestal
Blink DC Fast Charger

Real-time communication capabilities and an internal meter are included in all Blink chargers to support energy usage data evaluation and allow for remote load control. This enables automated or cloud-based demand response and energy management services. All Blink charging stations are fully interactive with color touch screens and are connected through the Blink Network, a cloud-based operating platform that provides virtual control and data about EVs, charging events, and Blink charging stations. The Blink Network provides membership options that may feature exclusive benefits such as discounted charging fees, reservation capabilities, convenient payment methods, and enhanced functionality.

•	Residential Chargers. Blink residential charging stations are safe to use in indoor or outdoor installations, at a consumer’s home, garage or carport, and are available in both hardwired and plug-in models. The sales channels for these chargers will be EV dealers, utilities and direct sales.

•	Commercial Level 2 Chargers. Blink Commercial Level 2 pedestal charger’s design is convenient for commercial installations. Chargers are installed at locations where consumers normally travel—movie theaters, shopping malls, coffee shops, restaurants and retailers—and will charge an EV while consumers are going about their normal activities. The sales channels for these chargers are direct sales by our national account team and ABB’s sales distribution channels.

•	Commercial DC Fast Charger. Blink DC Fast Chargers feature a dual port design that utilizes the CHAdeMO standard for DC fast charging, which is currently used on most fast-charge-capable EVs worldwide. Two color touch-screen interfaces provide information on charge status, statistics and cost, convenient payment options and billing information, and connect to the Blink Network web portal for further information delivery. Businesses can take advantage of advertising opportunities available through the Blink Network. The DC Fast Chargers feature an optional 42-inch LCD display, and Blink Network media content can be tailored to specific markets or broadcast nationally across Blink Network chargers.

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

Testing and Engineering Consulting Services

ECOtality North America has over two decades of experience in clean and renewable technologies. We have various standing contractual relationships as a test contractor and/or consulting engineer for projects with the DOE, several national research laboratories, national energy storage consortiums, and large electric utilities where we provide services in energy storage, monitoring, systems design and fabrication, product and vehicle testing, and product development. Since 1998, ECOtality North America has been the testing partner for the DOE’s Advanced Vehicle Testing Activity (“AVTA”) program under a contract for vehicle and associated fueling infrastructure, which provides baseline vehicle performance testing and battery analysis and has conducted more than 12 million test miles for more than 1,250 advanced vehicles for the AVTA program alone through December 31, 2012.

•	EV Micro-Climate. Utilizing our extensive EV experience, we have developed our EV Micro-Climate planning process, a detailed planning and consulting program designed for municipal planning organizations and utilities to provide a deployment blueprint and action plan for a comprehensive EV charge infrastructure for a given market area. Our EV Micro-Climate planning program is an integrated turnkey consulting service that supports near- and long-term planning for the adoption of EVs. The implementation of the EV Micro-Climate process includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive review of regulatory issues, public awareness and marketing programs to support the various value chains associated with the EV Micro-Climate process.

This EV Micro-Climate process has been undertaken and refined in the original markets of the EV Project and has been implemented for an entire country in Europe, as well as many major utilities, including BC Hydro in British Columbia, and cities outside of the EV Project, such as Houston, Texas. In August 2010, we announced a partnership with the Clinton Climate Initiative to promote the EV Micro-Climate process in many of the C40 cities to help jump-start each region in becoming EV ready and meeting the C40 EV goals. The C40 is a group of international cities committed to tackling climate change and reducing greenhouse gas emissions through a range of energy efficiency and clean energy programs.

The EV Project and Supporting Grants

Through several competitive bidding opportunities, we have been awarded a variety of government reimbursable cost contracts, including up to approximately $100 million in cost reimbursement to support the build out of EV charging infrastructure in the U.S. Under these contracts, we are serving as the project manager for the EV Project, which is sponsored by the DOE. The goal of the EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as to identify commercially viable business models to create a sustainable EV charging industry. The EV Project officially launched on October 1, 2009, and included participation by Nissan and over 40 government, utility and industry partners. The EV Project currently represents the world’s largest EV infrastructure project as well as the largest network connecting charging stations to the grid, EVs and commercial retailers.

The goal of the EV Project is to collect data on EV and EV charging infrastructure usage, and to meet these needs we are installing and managing our flagship Blink branded EVSE across the U.S. This EVSE network is designed to support the initial roll out of Nissan LEAF and Chevrolet Volt EVs across multiple major metropolitan areas.

On a project-to-date basis through December 31,2012, we have received $84.8 million under the EV Project.

Charging Infrastructure Locations

We believe that leading the world’s largest EV infrastructure project gives us unparalleled and distinct competitive advantages that will support our global business development initiatives. Operationally, the EV Project enables ECOtality to further develop and install smart charging technologies with leading edge technology, and serves as a platform to drive revenue opportunities through the Blink Network and our commercial relationships with national retailers and partners throughout the EV value chain. Through the EV Project, we are also piloting a variety of EV charging business models aimed at supporting a sustainable non-subsidized EV charging industry.

Under the EV Project and related grants, we have deployed residential and commercial Blink charging stations in the following major metropolitan areas: Phoenix (AZ), Tucson (AZ), Los Angeles (CA), San Diego (CA), San Francisco (CA), Dallas (TX), Fort Worth (TX), Houston (TX), Seattle (WA), Portland (OR), Eugene (OR), Salem (OR), Corvallis (OR), Nashville (TN), Knoxville (TN), Memphis (TN), Chattanooga (TN), Chicago (IL), Philadelphia (PA), Atlanta (GA) and Washington, DC. We installed the first Blink Level 2 commercial charger funded by the EV Project in the second quarter of 2011 and the first DC Fast Charger in the third quarter of 2011. The EV Project, including data collection, is scheduled to be completed at the end of 2013.

Set forth in the table below is information regarding our government contracts related to the EV Project as well as other awarded grants.

Funding Agency	Contract Amount	Award Date	Scope of Work
DOE (EV Project)	Cost-share grant of $99.8 million (includes $13.4 million sub-funding for Idaho and Oak Ridge National Labs; netting $86.4 million to ECOtality)	Sep-09	Collect data on EV usage for Nissan LEAF vehicle owners in AZ, CA, OR, TN and WA

DOE (EV Project)	Cost-share grant of $15.0 million (includes $1.2 million sub-funding for Idaho National Labs; netting $13.8 million to ECOtality)	Jun-10	Collect data on EV usage for Nissan LEAF and Chevy Volt owners and include Los Angeles and Washington, D.C.

DOE (AVTE)	$26.4 million	Sep-11	Advanced vehicle testing and evaluation

DOE (AVTA)	$8.7 million	Jun-05	Advanced vehicle testing including battery management and fast charging systems

California Energy Commission	$8.0 million	Aug-09	Support the deployment of a charging infrastructure and EVs in the San Diego region

Bay Area Air Quality Management District	$2.9 million	Feb-11	Oversee the installation of home charging stations and DC fast charging stations throughout the San Francisco Bay Area

Victorian Electric Vehicle Trial	$0.8 million	Nov-10	Deploy Blink residential and commercial chargers in the state of Victoria, Australia for testing and data collection

 Strategic Relationships

To support product development, manufacturing and deployment of our Blink Network, we have entered into partnerships with established companies, including the following:

•	ABB. ABB is a global power and automation technology group, with operations in approximately 100 countries and employs 145,000 people. In January 2011, we entered a strategic partnership with ABB, a global leader in power and automation technologies. In connection with this partnership, in January 2011, ABB entered into a North American manufacturing and sales distribution agreement with us, and ABB Technology Ventures Ltd. (“ABBTV”) acquired $10.0 million in shares of our common stock. This agreement was amended in March 2012 to set out the general framework upon which we and ABB and its affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and in connection with the supplier relationship between us and ABB with respect to the North American market. In March 2012, we entered into a license agreement with ABB relating to our Blink Network, and we amended a collaboration agreement between us and ABB which provided for the partial release of exclusivity to the North American market; for which we received $5.0 million cash consideration. Also in March 2012, ABBTV invested $5.0 million in us in the form of a convertible note which matures in March 2015.

•	Roush Enterprises. Roush is a family of companies, which designs, engineers, and manufactures products for the specialty and niche vehicle, medical device, and consumer product markets. Roush is currently manufacturing Blink Level 2 residential and commercial chargers for ECOtality at its plant in Lavonia, Michigan.

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

As the adoption of EVs increases and with the introduction of the Blink line of EV smart charging stations, our customer base is expanding and includes EV consumers, automotive OEMs, international retailers, property management firms, major utilities, traditional fuel providers and other commercial entities such as EVSE purchasers and/or hosts, including the following:

•	Cracker Barrel Old Country Store, Inc. Cracker Barrel is a chain of “Old Country Stores,” each combining a retail store and a restaurant with over 600 company-owned locations in 42 states. Cracker Barrel has installed a mix of Blink Level 2 commercial chargers and DC Fast Chargers at Cracker Barrel locations within The EV Project’s pilot markets.

•	Fred Meyer. Fred Meyer, a division of the Kroger Co., is a food retail chain based in Portland, Oregon, which offers one-stop shopping at its 131 multi-department stores in four western states. Fred Meyer has installed Blink Level 2 and Blink DCFC commercial chargers at select stores within the EV Project regions in Oregon and Washington.

•	Ikea. Ikea, the world’s leading home furnishing’s retailer, has installed Blink electric vehicle charging stations at select IKEA stores across the country.

•	JBG. JBG manages a diverse portfolio that encompasses over 21 million square feet of office, residential, hotel and retail space in roughly 150 locations, mostly in the greater Washington DC area. JBG has purchased and installed Blink hardware in many of their locations.

•	Kimpton Hotels. Kimpton is a national, luxury-boutique hotel brand which has installed Blink EVSE at many of their locations nationwide.

•	Kohl’s. Kohl’s operates over 1,100 department stores in 49 states. Kohl’s has installed Blink Level 2 equipment at various locations including its corporate headquarters.

•	Kroger. Kroger Texas, a division of Kroger Co; has installed Blink Level 2 equipment at several locations in Texas.

•	Macy’s, Inc. Macy’s is one of the nation’s premier retailers operating approximately 810 department stores and furniture galleries in 45 states, the District of Columbia, Guam and Puerto Rico. Macy’s has installed our Blink Level 2 commercial charger at store locations in the San Diego metropolitan area with their Macy’s and Bloomingdale brands.

•	Mapco. Mapco is a large, regional gas station manager, including Mapco marts, which has agreed to install Blink DCFC at select locations in the Southeast.

•	McDonald’s. McDonald’s is the world’s largest quick-serve restaurant, and has installed Blink EVSE in multiple locations.

•	Regency Centers. Regency Centers owns, operates and develops grocery-anchored retail centers that are exceptionally merchandised and maintained, and we have installed EVSE in many of their locations.

•	Sears. Sears Holdings Corporation, the nation’s fourth largest broadline retailer with over 4,000 full-line and specialty retail stores in the United States and Canada, has installed Level 2 and DCFC chargers at various locations in the country.

•	Wal-Mart. Wal-Mart Stores, Inc. serves customers and members more than 200 million times per week at over 9,600 retail units under 69 different banners in 28 countries. Wal-Mart has installed chargers or has agreed to install equipment in multiple locations.

•	We have also begun installing EVSE at Cinemark, Glimcher properties, Whole Foods, Walgreen’s, Craig Realty, and Bridgestone/Firestone.

The customer base for our industrial Opportunity Charging and Fast Charging products for material handling and airport ground support applications includes warehouses, distribution centers, manufacturing facilities, airlines, and airports. We sell directly, through key dealers across the country, and in Australia through GNB Industrial Power-Australia.

Key material handling customers include Johnson Controls, Home Depot, Nestlé, Fruit of the Loom, Shaw Industries, Kimberly-Clark, ConAgra Foods, Coca Cola, Frito Lay, and many similar customers.

Key airline and airport customers include Southwest Airlines, U.S. Airways, Jet Blue Airways, Air Canada, the Greater Toronto Airport Authority, and more than a dozen major airports throughout the U.S.

Government Policy, Regulation and Industry Standards

Government Policy

Numerous states in the U.S. along with Canada and various countries in Europe and Asia have adopted a variety of government subsidies to allow new renewable sources of energy and technologies to compete with conventional fossil fuel based sources. Government contracts for research and development are often the precursors to the acceptance of government incentives for new clean technologies. We closely monitor government policy, incentives, and regulations impacting renewable and clean tech energy. ECOtality North America has a large portfolio of contracts and cost-share grants with the DOE as well as state and local agencies that are committed to allocating funding to support EV and charging infrastructure.

Numerous federal and state incentives and rebates exist for electric vehicles as well as for the purchase and installation of commercial and residential charging stations. The U.S. Department of Energy, through the office of Energy Efficiency and Renewable Fuels, currently maintains an Alternative Fuel Data Center which provides comprehensive tracking of federal and state incentives for EVs and charging stations. The list can be located at http://www.afdc.energy.gov/fuels/laws/3270.

The energy industry is highly regulated. ECOtality continues to participate in relevant standards organizations and regulatory proceedings which directly impact the EV marketplace.

States with Legislative Exemptions on Electric Vehicle Service Providers (“EVSP”) or Charging Facilities as Public Utilities and Pending Legislation

* This type of legislation is of significance to the Company as it exempts providers of charging equipment from regulatory oversight generally applicable to public utilities.

Colorado

(HB 1258)

Bill specifies that sellers of electricity as fuel for alternative fuel vehicles are not regulated as public utilities.

Florida

(SB 2094)

Bill states that electricity used for the purpose of fueling a car is not considered retail sale of electricity and thus not under the jurisdiction of the Florida Public Service Commission (PSC).

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

(UM 1461 Proceeding)

On January 19, 2012, the Oregon Public Utilities Commission released its long awaited decision on UM 1461 concluding that EVSPs are not utilities or electric service providers, and utility tariffs must be adjusted to reflect this is not “resale of electricity”.

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

(Va. Code Ann. §56-232.2)

The Virginia Public Service Commission is prohibited from regulating fees, rates or charges for the provision of retail electric charging services provided by persons other than an electric service corporation. The Commission is authorized to regulate utility sales of electricity to non-public service corporations who furnish electric vehicle charging services to the same extent that other electric services are regulated.

Washington

(SHB 1571, Chapter 28 Laws 2011)

2011 legislation established that the Washington Utilities and Transportation Commission shall not regulate the rates, services, facilities, and practices of an entity that offers battery charging facilities to the public for hire if (1) that entity is not otherwise subject to commission jurisdiction as an electrical company; and (2) that entity is otherwise subject to commission jurisdiction as an electrical company, but its battery charging facilities and services are not subsidized by any regulated service. An electrical company may offer battery charging facilities as a regulated service, subject to commission approval.

Washington D.C.

(Commission Order No. 16713)

The Public Service Commission of the District of Columbia has opened an investigation into the regulatory treatment of electric vehicles charging stations and related services in the District of Columbia.

National Standards and Regulations

ECOtality North America’s portfolio of battery-charging and fast-charging systems are subject to regulation under Article 625 of the 1999 National Electric Code (“NEC”), which is a model code adopted by the National Fire Protection Association that governs, among other things, the installation of charging systems.

Additionally, standards are being devised by the Society of Automotive Engineers (“SAE”) for the connection and communications standards between battery charging systems and grid-connected vehicles. A number of employees of ECOtality North America occupy leadership positions on the relevant SAE committees overseeing standards for Level 2 EVSE and DC fast charging systems and communication protocols. We expect all of our EVSE to comply with the current SAE standards and specifications.

The National Electrical Manufacturers Association (“NEMA”) is currently establishing numerous voluntary industry standards that would apply to EVSE and their related software. A number of employees of ECOtality occupy leadership positions at NEMA at the section and committee level. Current NEMA activities that ECOtality is currently involved with include the standardization of embedded utility sub-meters in EVSE, automated station data and locational information, common authentication and access credentials, and interoperability and communication protocols for charging software networks.

The National Institute of Science and Technology (“NIST”) provides legislative guidance on numerous topics including the “Uniform Laws and Regulations in the Areas of Legal Metrology and Engine Fuel Quality” and “Uniform Regulation for the Method of Sale of Commodities.” NIST is currently reviewing Handbook 130 which seeks to provide standard approaches to the “Method of Sale for Electrical Energy as Vehicle Fuel” that would be utilized by state and local authorities, including weights and measures agencies, on how best to monitor and measure electricity as a vehicle fuel. ECOtality is currently working with NIST and NEMA to address this topic.

Our Blink residential and commercial chargers have been certified by Underwriters Laboratories (“UL”) under UL Subject 2594, which is specific to EVSE, for both plug-in and hardwired models. In addition, our Blink residential charger is compliant with the Federal Communications Commission (“FCC”) Federal Code of Regulation Part 15C, pertaining to radio and frequency emitting devices. Our Blink DC Fast Charger systems have been certified by UL under UL Subject 2202, which represents the standard for electric vehicle charging systems. This certification applies to both United States and Canadian specifications. Our Blink DC Fast Charger systems are also compliant and certified to FCC specifications.

Sales and Marketing

The ECOtality brand has five major focuses for Sales and Marketing: (i) the Blink line of charging stations for passenger electric vehicles; (ii) paid usage of these chargers by Blink card holders; (iii) the Minit-Charger line of charging stations for airport and industrial applications; (iv) the Blink Network software innovation and analytics; and (v) the Consulting and Professional Services of eTec Labs with solutions such as the EV Micro-Climate program. Product marketing is handled on a segment level, with cross-marketing efforts as a key element of the corporate marketing program. Corporate marketing and overall brand management, investor relations and group representation are handled out of our corporate headquarters in San Francisco, California. Sales is headquartered in Phoenix with support from Area Sales Managers in multiple regions who manage a network of resellers and independent sales representatives

The Blink family of solutions has already taken a market leadership position with the sale, installation, support and usage of its smart infrastructure. This leadership position was forged primarily through direct selling efforts and has established positions for an indirect selling model to excel. Blink will continue to thrive through direct selling efforts in the short- to mid-term and exponentially via channel sales such as dealers and independent sales representatives in the mid- to long-term.

The majority of the sales and marketing efforts have been focused on promoting the sale of chargers to commercial hosts and industrial operations. Additionally, we are focused on securing activated Blink memberships and in promoting usage of commercial chargers.

Our ECOtality North America subsidiary markets its solutions and services through three primary business lines: (i) Passenger Vehicle (Blink); (ii) Industrial (Minit-Charger); and (iii) eTec Labs. The Passenger Vehicle business line, which includes all Blink branded products, markets and sells both EV charging hardware and networked solutions to optimize EV participation and usage. Our smart infrastructure has accumulated data from more than 65 million road miles of usage and as this data is transformed into insight and predictive analytics, we believe we can add value to a breadth of decision makers in the industry. We are finalizing the marketing of residential Blink EVSE through The EV Project and in coordination with Nissan and Chevrolet dealerships and websites and are moving the adoption of this solution set via distribution, OEM and eCommerce channels. Commercial EVSE is being sold directly to regional, super-regional and national businesses as well as through strategic partners, resellers and distributors, including ABB. We anticipate both residential and commercial sales of Blink EVSE to occur through online activities, automotive dealerships and traditional automotive and electronic retail channels both domestically and internationally. The Blink network can be optimized with or without having purchased our Blink hardware by virtue of our Blink InCard. This membership enables a customer to use our commercially available infrastructure to re-charge throughout the day in our diverse portfolio of station hosts. This prolific network exists for EV drivers to reduce or eliminate fears associated with range anxiety and additionally gives them web and smartphone based applications through which they can find the Blink chargers, monitor their own use, and receive many different benefits of EV driving such as gas savings, positive environmental impacts and a litany of personal usage statistics. Additionally, for our commercial hosts, the Blink Network portal provides all key usage characteristics of the chargers so that as a host, the true impact and effect of an EV charger is realized. The length of stay, frequency of use, and energy consumption are all key performance indicators that are at the fingertips of our commercial hosts via the Blink Network.

Our Industrial business line, branded as Minit-Charger, markets and sells a range of chargers and battery options for industrial use, specifically focused on material handling and ground service vehicles. We sell and market our Industrial equipment through online sources, trade shows, industry events and a nationwide distribution network, which is organized in three regional sales and marketing areas. We can go to market with equipment-only solutions as well as coupled with energy management solutions, including storage. Our ability to monitor, control and modify charging is a critical ingredient into the optimization of our clients’ assets.

Additionally, through our eTec Labs professional services practice, we provide valuable consulting in a variety of related segments to include EV Micro-Climate, long range planning and deployment for cities, countries, military bases and utilities and others as well as battery and advanced vehicle testing.

Research and Development

We spent $2.2 million and $622.0 thousand on research and development (“R&D”) in the fiscal years ended December 31, 2012 and 2011, respectively. R&D has primarily been devoted to the creation, development, and product enhancements related to our Blink Level 2 Chargers, Blink DC Fast Chargers and Minit-Chargers, and in supporting internal software platforms and networks. These efforts were accomplished primarily in-house with some hardware and other features provided by third-party suppliers. Future R&D expenses could remain significant as we continue to advance Blink systems and develop product enhancements for our Blink Chargers and Minit-Chargers and software solutions.

Manufacturing

The Blink Level 2 charging stations are currently assembled in the U.S. by Roush Manufacturing. Fabrication and distribution are contracted to other entities under ECOtality’s direction. Additionally, we have manufacturing agreements with other third parties.

Competition

We believe the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation. Our continuum of services creates an interesting look at competition in that we are typically not competing against any one organization across the entire strategy of our revenue sources.

Electric vehicle infrastructure is one way in which we derive revenue and it has a long list of regional, national and international players who provide EVSE and services that support grid-connected vehicles. From a product standpoint, this primarily includes the physical charging system hardware and integrated software requirements. Companies that have entered this market include AeroVironment, Inc., Aker Wade Power Technologies LLC, Bosch, ChargePoint, Inc., Eaton Corp., Efacec, General Electric, Leviton, NRG (through its EVGO subsidiary), Pep Stations, Schneider Electric, Sema Connect, Siemens and SPX. Additionally the competitors in the space vary from manufacturing/marketing (they make and sell their own equipment), reseller/marketing (they do not make their own equipment) and marketing only (they are sales companies that sell any equipment they wish). Data-based competition is primarily in the form of data aggregating solutions as well as mapping service that attempt to distribute infrastructure points of interest as either a standalone or component feature to an existing service. There is some competition in this area in that basic, un-enriched data proliferates the awareness and therefore the usage of available charging infrastructure. Consulting competition is varied and fragmented.

ECOtality North America Minit-Charger products are designed for material handling applications, airport ground support equipment and industrial EVs. We believe that the principal competitive factors in the markets for our battery fast charging products and services include product performance, features, acquisition cost, lifetime operating cost, maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The primary direct competitors to the Minit-Charger systems are other fast-charge suppliers, including AeroVironment, Inc., Aker Wade Power Technologies LLC, C&D Technologies, Inc., EnerSys, and Power Designers, LLC. Some of the major industrial battery suppliers have begun to align themselves with fast-charge suppliers, creating a potentially more significant source of competition. In addition, ECOtality North America Minit-Charger products compete against the traditional method of battery changing. Competitors in this area include suppliers of battery charging equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because the Minit-Charger fast-charge system reduces or eliminates the need for extra batteries. Fundamentally, competition is charger-only, charger+battery, and charger+battery+equipment. The ability to outsource the risk in this business via a service model has also become noticeable.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing, misappropriating, or otherwise violating the proprietary rights of others. We rely primarily on a combination of patents, trademarks, copyrights, and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. In the U.S., as of December 31, 2012, ECOtality North America owned twelve issued utility patents, four issued design patents, which will expire at various times between 2014 and 2033. Ecotality also owns nine non-provisional patent applications. We also hold patents and patent applications in Canada, Mexico, China, Hong Kong, Japan, Singapore, South Korea, the United Kingdom, France, Germany, Italy, the European Union, and Australia. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages. Our patents and patent applications generally relate to our hydrogen, battery charging, thin-cell battery, and Blink Network technologies.

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

Employees

As of December 31, 2012, we had 155 full-time employees and 9 part-time employees. Except for our employees in our wholly owned subsidiary in Mexico, none of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Financial Information about Segments and Geographic Areas

For segment information, including revenue from external customers, a measure of profit or loss and total assets for each segment, in addition to geographic information, including revenue from external customers and location of long-lived assets by country; see Note 13 – Segment Information, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Available Information

Additional information regarding our Company can be found on our website, http://www.Ecotality.com. In addition, we make available free of charge on our website our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this annual report.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed electronically with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. The SEC maintains an internet website (http://www.sec.gov) that contains reports, proxy statements and other information regarding issuers, like us, that file electronically with the SEC.

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

Our growth is highly dependent upon the purchase and use by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and EVs in particular. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

•	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs, such as the possible perception that the Chevy Volt’s battery pack may pose a safety risk;

•	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

•	the decline of an EV’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail efforts to promote EVs as a practical alternative to vehicles that require gasoline;

•	the availability of other alternative fuel vehicles, including PHEVs;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for EVs;

•	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV;

•	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles; and

•	perceptions about and the actual cost of alternative fuel.

The influence of any of the factors described above may cause current or potential customers not to purchase EVs and could impact the widespread consumer adoption of EVs, which would materially adversely affect our business, operating results, financial condition and prospects.

A large percentage of our revenues depend on the progress of our activities under grants from the DOE. The government has a unilateral ability to make changes in the terms of grants. To the extent the DOE imposes changes which result in significant reduction of future activities under the grants, changes in the nature or extent of reimbursable costs, or changes for which we are unable to negotiate equitable adjustments, our business, results of operations, and/or financial condition may be materially adversely affected.

On September 30, 2009, ECOtality North America was awarded a grant from the DOE structured as a cost-share agreement in the amount of $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECOtality North America was awarded a $15.0 million extension to the original cost-share grant, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”). The contract term ends in 2013. The contract is expected to result in up to $100.2 million in revenue to us, which we expect to represent a substantial portion of our revenues while it is in effect. As a condition of the DOE Contract, we are required to meet certain obligations, including, but not limited to, producing and delivering products, services and reports on a timely basis in accordance with required standards, and properly accounting for and billing our products.

Certain costs allowable for reporting as Company cost-share (referred to as “in kind costs”) represent certain estimated costs of ownership incurred by the owners of the vehicles in the program. With respect to such in kind costs, the Company incurs minimal costs. Our ability to report such costs depends on the number of electric vehicles that are deployed at any given time. To the extent that the deployment of vehicles is delayed, or the total number of vehicles is less than projected, or the quantity of installed chargers is less than projected, total realizable revenue and associated billable costs will be less than the full contract amount provides for.

In addition, we are subject to periodic compliance audits in connection with grants from the DOE. If we are unable to properly perform our obligations under those agreements, or if any compliance audits result in material deficiencies, material adjustments to the previously submitted claims and/or to the amounts recognized as revenue in our financial statements could occur, which would have a material adverse effect on our business, financial condition and results of operations.

ECOtality North America may not continue to receive DOE funding or any other government funding, which currently comprises a large portion of our consolidated revenue.

We expect to derive a substantial majority of our revenue during 2013 from DOE-related activity, including the DOE Contract. Government funding of projects related to renewable energy, energy, and transportation is subject to cuts or cancellation without notice. We cannot assure you that current levels of government funding for our products and services will continue. Therefore, the future of these revenue streams is uncertain and out of our control. If any of our current projects with the DOE are cut or cancelled, or future projects are reduced from those currently planned, our business, financial condition and results of operations could be materially and adversely affected.

We may be subject to risks related to government contracts and related procurement regulations

Our contracts with the U.S government and state and local governmental entities are subject to various procurement regulations and other requirements relating to their administration and performance. We may be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business.

To execute our overall business strategy, we may require additional working capital, which may not be available on terms favorable to us or at all.

We have an ambitious business plan for strong growth of our commercial businesses which will require us to raise additional financing to supplement our cash flows from operations to fully execute. We may require additional financing to execute our business strategy. Such financing may take the form of equity or debt financing, including the issuance of common stock, debt, and project-specific financing. No assurance can be given as to the effect of any future equity or debt financing or the effect on our business or financial condition. We cannot anticipate the terms of any such financing; however, any such financing could be dilutive to existing stockholders and may have terms not acceptable to us, including providing common stock or securities convertible into common stock at a significant discount to the then current market price of our common stock. There can be no assurance that if we were to need additional funds to meet obligations we have incurred, or may incur in the future, that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.

We have a history of losses which may continue and may negatively impact our ability to achieve our business objectives.

We incurred net losses of approximately $9.6 million and $22.5 million for the years ended December 31, 2012 and 2011, respectively. We may not achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Our future revenues and profits, if any, will depend upon various factors, including but not limited to, the following:

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

Product development and commercialization milestones may not be met.

Certain of our product development programs are in the pre-commercial stage. The success of each product development program is highly dependent on our correct interpretation of commercial market requirements, pricing and our analysis of the applicable product specifications, offerings and appropriate development milestones. If our market requirements analysis is flawed, or if the requirements and conditions of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. If we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in alternative product offerings being purchased from competitors. Delayed commercialization schedules may also impact our cash flow, which could require increased funding.

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

The industry in which we operate is highly competitive. Numerous companies, including many companies that have significantly greater financial, technical, marketing, sales, manufacturing, distribution and other resources than we do, are seeking to develop products and technologies that will compete with our products and technologies (including Minit-Charger and our Blink charging stations). Our primary competitors in the EV infrastructure market include Better Place, ChargePoint, Inc., AeroVironment, Inc., Aker Wade Power Technologies, LLC, Car Charging Group, Delta-Q Technologies, Elektromotive (UK), Bosch, General Electric, Siemens and Schneider Electric. Our primary competitors in the industrial fast-charge market include AeroVironment, Inc., Aker Wade Power Technologies, LLC, Power Designers, LLC, C&D Technologies, Inc., and other suppliers of battery charging equipment and infrastructure, designers of battery charging rooms and battery manufacturers and dealers.

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

Our products are sold with various materials and workmanship warranties for technical defects. These warranties range in length from 1 to 10 years. As a result, we bear the risk of warranty claims after we have sold our products and recognized net sales. As of December 31, 2012, our accrued warranty expense was approximately $0.6 million.

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

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms, if at all, which could have a material adverse impact on our financial condition and results of operations. If EV manufacturers do not deliver the desired number of EVs, we may not be able to achieve full cost reimbursement under the DOE Contract, which could have a material adverse effect on our financial condition and results of operations.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have operations outside the U.S. and expect to continue to have operations outside the U.S. in the near future. Currently, we have manufacturing operations in Mexico and established subsidiaries in Australia and Hong Kong. In addition, we have entered into an agreement providing for a 40% ownership interest in a Chinese joint venture, subject to approval by Chinese government authorities. As a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

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

Our future success depends on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software and hardware engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions, or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our products results in personal injury or property damage. Our recharging systems, batteries, and solar modules are electricity-producing devices, and it is possible that users could be injured or killed by our products due to product malfunctions, defects, improper installation or other causes. Our commercial shipment of products began in 1999 and, due to our limited historical experience; we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption could result in substantial costs and diversion of resources.

We do not collect sales or consumption taxes

We do not charge tax to our users in connection with the use of charging units. It is uncertain whether certain jurisdictions will take a different view on consumption of electricity through our units and impose an obligation to collect state and local sales taxes with respect to such use. Any successful assertion by one or more jurisdictions requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

Risks Relating to Our Common Stock

Our common stock has historically been thinly traded, so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the NASDAQ Capital Market under the symbol ECTY. Our common stock has historically been thinly traded and the price of our common stock may be volatile. Between January 1, 2012 and December 31, 2012, our stock has traded as low as $0.26 and as high as $1.32 per share. In addition, as of December 31, 2012, our average trading volume during the last three months has been approximately 162,518 shares per day. As a result, numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, may depress the trading price of our common stock. These sales could also impair our ability to raise additional capital through a sale of our equity securities on terms we deem favorable or at all. Our Articles of Incorporation authorize us to issue 1,300,000,000 shares of common stock. As of December 31, 2012, we had 23,754,371 shares of common stock issued and outstanding, 6,329,650 shares of Series A Convertible Preferred Stock outstanding that may be converted into 6,329,650 shares of common stock, and 7,321,434 shares of common stock issuable upon the exercise of outstanding warrants and options. All of the shares issuable upon conversion of the Series A Convertible Preferred Stock may be sold without restriction assuming they are in compliance with Rule 144 of the Securities Act of 1933. 1,041,667 of the shares issuable upon exercise of the outstanding warrants may be sold without restriction assuming the continuing effectiveness of the registration statement that was deemed effective by the SEC on June 24, 2010. Shares issuable upon the exercise of the balance of the outstanding warrants and options may be sold without restriction assuming they are in compliance with Rule 144 of the Securities Act of 1933.

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

We may continue to issue our stock and, subject to any restrictions in our debt instruments, if any, we may issue the stock of our subsidiaries to raise capital. Issuances of our stock or the stock of a subsidiary could dilute the interest of our existing stockholders and may reduce the trading price of our common stock. In addition, the shares issued upon conversion of the Series A Convertible Preferred Stock and/or exercise of the outstanding warrants or options could have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 200,000,000 shares of preferred stock, of which 6,329,650 shares were issued and outstanding as of December 31, 2012, in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of “blank check” preferred stock, potential acquirers of the Company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, the Company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

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

If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or remaining current in our reporting obligations under the Securities Exchange Act of 1934, as amended, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

The Company is at risk of being de-listed from NASDAQ if it does not regain compliance with the minimum $1 bid price per share required by NASDAQ.

On May 11, 2012, we received a letter from NASDAQ informing us that the closing bid price of our common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ Marketplace Rule 5550(a)(2). The NASDAQ rules originally provided us with 180 days, or until November 7, 2012, to regain compliance. Subsequently, we by letter to NASDAQ, dated October 19, 2012, formally requested an extension of the initial period for an additional 180-day grace period, which is an option allowed by NASDAQ rules to entities that meet certain requirements. NASDAQ granted an extension and we have until May 6, 2013 to regain compliance. We informed NASDAQ that we may effectuate a reverse stock split prior to expiration of the additional grace period to regain compliance, if prior to the end of the additional grace period, our shares do not meet the listing price threshold. However, it is possible that we may not be able to effectuate the reverse stock split in which event we would be de-listed from NASDAQ. If the trading price of our common stock does not increase to an amount that regains compliance with NASDAQ rules, we stand to be de-listed from NASDAQ and to one of the OTC Markets. A de-listing from NASDAQ and to the OTC Markets would result in lower liquidity and higher volatility in our common stock and less transparency in the Company. In such an instance, investors may have a harder time trading in our common stock and may not realize the value of their investment. Additionally, to the extent that the public’s perception of OTC listed companies is negative, our stock price could decline further, regardless of our results. Negative perception of OTC listed companies could adversely affect our ability to raise additional capital or attract certain desirable classes of investors to our securities generally.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by a single analyst. We may never obtain research coverage by other industry or financial analysts. If few analysts commence or provide coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price and/or trading volume to decline, which could adversely affect your ability to sell our common stock at favorable prices or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties generally consist of office, testing, warehousing and manufacturing facilities to support our operations. All of our facilities are leased. Our corporate headquarters and principal executive offices are located in San Francisco, California. During 2012, we leased space in Tempe, Arizona for administrative personnel.

Facilities utilized by our ECONA reporting segment include: two facilities in Arizona which provide for office, warehousing and test facility functions; one storage facility in Arizona; two storage facilities in Texas; and one field office in Maryland.

Facilities utilized by our Innergy reporting segment include: one manufacturing facility in Mexico and one office/warehousing facility in California. Our Fuel Cell reporting segment operations coexist with the Innergy office/warehousing facility in California.

Lease terms for our existing facilities range from month-to-month to those with stated durations expiring at various dates through October 2015. We believe our existing properties are adequate to meet current needs and that lease renewals or suitable additional space will be available on commercially acceptable terms as required to accommodate our needs or any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

We and our Ecotality North America subsidiary, as well as certain individuals, received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of our common stock from the period between August 1, 2008 and August 31, 2009. Upon commencement of the inquiry, the SEC informed us, and the terms of the subpoenas confirmed, that the fact-finding inquiry was not to be construed as a determination that violations of law had occurred. On November 13, 2012, the SEC informed us that the investigation had been completed as to the Company and that no action will be recommended against us.

 On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”, now known as ChargePoint, Inc.) alleging that we promised to make Coulomb the exclusive supplier for all our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. We believe all of Coulomb’s allegations to be unfounded and intend to defend our position vigorously, if necessary. On October 7, 2011, we entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). On March 27, 2013, we entered into a Compromise Settlement and Release Agreement with Coulomb, settling all outstanding matters with respect to allegations previously made by Coulomb against the Company and ECOtality North America. As a result of entering into this settlement agreement, the Tolling Agreement automatically expired.

On February 13, 2012, Synapse Sustainability Trust, Inc. (“Synapse”) filed a suit against us, our Ecotality North America subsidiary and Synapse Risk Management, LLC; a company affiliated with Synapse, in the Supreme Court of the State of New York, County of Onondaga. Among other things, Synapse alleged that it detrimentally relied on representations and statements by us in acquiring non-conforming electric vehicle charging units through its affiliated company, Synapse Risk Management, totaling approximately $200,000 that did not satisfy Synapse’s requirements. Synapse sought monetary damages in the amount of $6.0 million. On December 10, 2012, we and all parties to the action entered into a mutually agreed settlement resolving any and all outstanding matters in connection with the lawsuit without admission of liability or fault on the part of any party to the action.

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

On November 27, 2012, we were informed that the Wage and Hour Division of the U.S. Department of Labor (“DOL”) is investigating the Company to determine its compliance with the Davis Bacon Contract Act, the Fair Labor Standards Act and other Federal Labor laws and regulations. In connection with such investigation, we received requests for employment and labor related information and records regarding compliance with employee wage, hour and other conditions and practices of employment. Preliminary indications are that the DOL believes we may have misclassified certain employees under the Fair Labor Standards Act and failed to classify and pay certain other individuals prevailing wages under the Davis Bacon Contract Act. If it is determined that we violated certain of these labor laws and regulations, we will be required to make the appropriate payments of back wages and other amounts to employees and contractors, and we may be subject to fines or penalties. While it is reasonably possible that the total amounts to be paid by us with respect to this matter could range up to $917.0 thousand, management’s best estimate of the probable cost is $223.0 thousand. Accordingly, we have established a $223.0 thousand accrual as of December 31, 2012, which was recorded as a component of general and administrative expenses during the fourth quarter of 2012. It is not possible at this time to determine whether we will incur any fines, penalties or further liabilities in connection with this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock trades on the NASDAQ Capital Market under the symbol “ECTY”.

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Capital Market.

	High	Low
2012
First Quarter	$1.32	$0.95
Second Quarter	$1.25	$0.41
Third Quarter	$0.69	$0.43
Fourth Quarter	$0.80	$0.26

2011
First Quarter	$4.10	$2.81
Second Quarter	$4.80	$2.42
Third Quarter	$3.09	$1.86
Fourth Quarter	$2.03	$0.87

We have a number of shares outstanding that are held by affiliates and therefore subject to the volume and manner of sales restrictions of Rule 144 under the Securities Act.

Holders

As of April 9, 2013, there were 347 holders of record of our common stock.  ECOtality, Inc.’s Transfer Agent is:  Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209, Phone 303-282-4800, Fax 303-282-5800.

Dividends

We have not declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors which the Board of Directors considers relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for future issuance is presented under Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in all parts of this Annual Report that are not historical facts are, or may be deemed to be, forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are based on the beliefs and assumptions of our management relying on currently available information and are not guarantees of future performance.

When used in this Annual Report, the words “anticipate”, ”estimate”, ”expect”, ” may”, ”plan”, ”project”, ”believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other factors that are difficult to predict and that that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A: “Risk Factors,” and elsewhere in this Annual Report. You should carefully consider the risks and uncertainties described under this section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake any obligation to update or revise any forward-looking statements for any reason, except as required by law.

Overview

We are a leader in advanced electric vehicle charging and energy storage systems with over 20 years of experience in designing, manufacturing, testing and commercializing these technologies. Leveraging that experience, we are currently building the largest EV smart charging network in the U.S. Our cloud-based smart charging network, branded as the Blink Network, is initially supporting the adoption of EVs in major cities and metropolitan areas throughout the United States and Australia. Through innovation and strategic partnerships with companies such as ABB Inc. (“ABB”) and its affiliates, we are establishing and monetizing the Blink Network. Initial commercial customers hosting our chargers include Cracker Barrel, Fred Meyer/Kroger, Ikea, Macy’s, Sears and WalMart. In January 2011, we entered a strategic partnership with ABB, a global leader in power and automation technologies. In connection with this partnership, in January 2011, ABB entered into a North American manufacturing and sales distribution agreement with us, and ABB Technology Ventures Ltd. (“ABBTV”) acquired $10.0 million in shares of our common stock. This agreement was amended in March 2012 to set out the general framework upon which we and ABB and its affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and in connection with the supplier relationship between us and ABB with respect to the North American market. In March 2012, we entered into a license agreement with ABB relating to our Blink Network and amended a collaboration agreement between us and ABB, which provided for the partial release of exclusivity to the North American market; for which we received $5.0 million cash consideration. Also in March 2012, ABBTV invested $5.0 million in us in the form of a convertible note which matures in March 2015.

We have been successful in our bids for public and private funding to support and manage EV charging infrastructure research and deployment programs, including a $100.2 million cost-share grant from the U.S. Department of Energy, to lead, support and manage the largest deployment of EVs and charging infrastructure in U.S. history (this initiative, the “EV Project”). The EV Project seeks to collect data on the use of EV charging infrastructure and to meet these needs is deploying Blink residential and commercial charging stations in multiple major metropolitan areas throughout the United States.

Our primary product offerings include: (i) the Blink line of EVSE, or “charging stations,” for passenger vehicle applications, represented by our Blink Level 2 residential and commercial chargers and Blink DC Fast Chargers, (ii) the Minit-Charger line of advanced fast-charge systems for industrial applications including material handling and airport ground support equipment, and (iii) testing and consulting services to utilities and government agencies worldwide, including the Advanced Vehicle Testing Activities and Advanced Vehicle Testing and Evaluation programs for the DOE, and the EV Micro-Climate Program.

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

Fuel Cell Store, an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International - Ecotality Australia Pty Ltd. is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in this segment and as other international subsidiaries are established, they will be included in this segment as well.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table sets forth our results of operations for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue	$54,729	$28,409	$26,320	93%
Cost of goods sold	36,031	27,718	8,313	30

Gross profit	18,698	691	18,007	2,606
Operating expenses:
Sales and marketing	4,582	3,251	1,331	41
Research and development	2,168	622	1,546	249
General and administrative	20,323	17,035	3,288	19
Impairment losses	3,496	-	3,496	-
Warrant expense	-	1,784	(1,784)	(100)
Total operating expenses	30,569	22,692	7,877	35
Loss from operations	(11,871)	(22,001)	10,130	46%
Interest expense, net	(112)	(467)	355
Other income, net	2,426	5	2,421
Loss before income taxes	(9,557)	(22,463)	12,906
Income tax expense	(24)	(9)	(15)
Net loss	$(9,581)	$(22,472)	$12,891

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

Revenues increased $26.3 million to $54.7 million during 2012, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $26.8 million to $53.0 million during 2012. Revenue recognized under the EV Project increased $21.5 million to $39.6 million, primarily due to: (i) significant increase in the number of operating vehicles and residential and commercial installations under the EV Project, and (ii) DOE contract amendments, which became effective during the third quarter of 2012 and which are described below under the section titled “Critical Accounting Policies and Estimates.” In addition, $2.6 million in licensing revenue was recorded during the first quarter of 2012 in connection with a licensing agreement entered into with ABB during that quarter; as compared to zero licensing revenue during 2011. Consulting revenues increased $2.1 million to $5.6 million, primarily related to consulting services provided on programs associated with the EV Project, consulting services provided in support of the CEC Project, and new consulting projects. Sales of industrial material handling products, ground support equipment and related products increased $0.8 million to $4.3 million. Retail sales of electric vehicle supply equipment increased $0.1 million to $1.1 million.

Revenues for all other segments decreased $0.5 million to $1.7 million during 2012, reflecting no significant change from 2011.

Cost of Goods Sold

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.

Cost of goods sold increased $8.3 million to $36.0 million during 2012, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

ECONA segment cost of goods sold increased $8.4 million to $35.2 million during 2012 due to (i) $7.8 increase in direct costs related to revenue increases and increased depreciation on equipment in service under the DOE Contract, (ii) $0.7 million increase related to increased volume of electric vehicle supply equipment sales and related freight charges, warranty accruals, and inventory adjustments, (iii) $0.6 million decrease in material handling products expenses, (iv) $0.6 million increase in warranty charges on industrial products, and (v) $0.1 decrease in all other. Depreciation expense reflects the effect of a July 2012 DOE Contract amendment which extended the performance period of the contract. This extension resulted in the recognition of depreciation of certain assets in the project over an extended period, thereby reducing equipment depreciation under the project by approximately $5.1 million during 2012. Excluding depreciation, DOE Contract cost of goods sold was 34% and 97% of DOE Contract revenues for 2012 and 2011, respectively. The reduced cost of goods sold per revenue dollar and related favorable gross margin impact is primarily attributable to an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs. In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal costs. In addition, the $2.6 million in license revenue recorded during the first quarter of 2012 incurred no direct costs, thus further increasing gross margin.

Cost of goods sold for all other segments decreased $0.1 million to $0.8 million during 2012, reflecting no significant change from 2011.

Operating Expenses

Total operating expenses, excluding impairment losses and warrant expense, increased $6.2 million to $27.1 million during 2012. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment increased $6.2 million to $25.1 million during 2012. Operating expenses in our other segments were $2.0 million for 2012, reflecting no significant change from 2011.

Sales and Marketing

Sales and marketing expenses increased $1.3 million to $4.6 million during 2012. Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

The $1.3 million increase between comparable periods is primarily owing to increased marketing efforts related to increased volumes under the EV Project, in addition to consulting and other professional services related to website design and maintenance and conceptual design initiatives related to our next generation of fast chargers. In addition, we have expanded our sales and field operations organization to focus on the sale, installation and servicing of EVSE and to promote and secure membership in our Blink Network after the EV Project’s completion.

Research and Development

Research and development expenses increased $1.6 million to $2.2 million during 2012. Research and development expenses primarily consist of payroll and related benefits, contract labor, and consulting services in support of development activities related to EV products.

The $1.6 million increase between comparable periods primarily relates to payroll and related benefits incurred in connection with development projects related to our next generation of fast chargers, industrial chargers, and EVSE connectivity enhancement activities.

General and Administrative

General and administrative expenses increased $3.3 million to $20.3 million during 2012. General and administrative expenses primarily consist of payroll and related benefits, facilities and data communication related expenses, legal fees and professional fees.

Payroll and related benefits expenses increased by $0.7 million due to increased headcount; partially offset by improved staff utilization on projects, which leads to a higher portion of wages charged to cost of goods sold rather than general and administrative.

Severance expense increased by $0.6 million related to the termination of employment of two executives and two other employees.

Legal fees increased by $0.3 million, primarily due to (i) timing impact (litigation costs are expensed when incurred; reimbursements are recorded when received) of reimbursement during 2011 through our D&O insurance of previously expensed legal fees; resulting in a $0.2 million increase between comparable periods, and (ii) $0.1 million increase in costs associated with legal proceedings. Total legal fees were $1.2 million and $0.9 million during 2012 and 2011, respectively.

Professional services increased by $0.6 million, primarily attributable to an increase in consulting services incurred related to CRM maintenance and support and to perform maintenance on our IT systems to support our execution of the EV Project and our overall business plan.

Depreciation expense increased by $0.3 million related to increased levels of property and equipment assets placed in service.

All other general and administrative expenses increased by $0.8 million and by category were individually less than $0.3 million.

Impairment Losses

Goodwill impairment losses recorded during 2012 totaled $3.5 million; no impairment losses were incurred in 2011. See “Goodwill Impairment” following the comparison of the years ended December 31, 2012 and 2011 below for further details regarding impairment losses.

Warrant Expense

Warrant expense decreased $1.8 million to zero during 2012.

Warrant expense of $1.8 million was recorded during the first quarter of 2011 related to the issuance of a warrant to Shenzen Goch Investment Ltd (“SGI”) in connection with an amendment to a joint venture agreement between us and SGI. During 2012, no similar transactions occurred for which expensing of issued warrants was required.

Other Income, Net

Other income increased $2.4 million to $2.4 million during 2012.

Other income of $2.4 million was recognized during the first quarter of 2012 in connection with a license agreement relating to our EV smart charging network entered into with ABB. As consideration for the license, we received $5.0 million from ABB, of which $2.6 million was recorded as revenue related to the license agreement and $2.4 million was recorded as other income, related to the value of the partial release of exclusivity to the North American market provided for in the 2012 Amended and Restated Collaboration Agreement. During 2011, no similar transactions occurred which resulted in recognition of significant other income.

Goodwill Impairment

We typically test goodwill for possible impairment on an annual basis in the fourth quarter, and at any other time events occur or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. During the third quarter of 2012, we determined there were indicators of potential impairment of goodwill due to a significant and sustained decline in our market capitalization since March 31, 2012 (market capitalization was approximately $10.9 million as of September 30, 2012 compared to approximately $23.4 million as of March 31, 2012). Management determined this indicator warranted performing an interim test of goodwill for possible impairment during the quarter ended September 30, 2012.

Upon concluding that it was more-likely-than-not that the fair value of our ECONA reporting unit was less than its carrying amount, we performed a two-step goodwill impairment test, which is described as follows: In the first step, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any. The second step of the test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the entity assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

At the time of the interim goodwill impairment test, our recorded goodwill balance of $3.5 million related solely to our ECONA reporting unit, which is also a reporting segment. We determined the best estimate of fair value for the ECONA reporting unit, which carried greater than 95% of our consolidated assets, to be our market capitalization based on the average closing market prices for the three days preceding the date of the interim test.

Based on the first step of the interim goodwill impairment test that was performed for ECONA, it was determined that the carrying amount of the reporting unit was in excess of its estimated fair value. As such, we were required to perform the second step of the test in order to determine the amount of goodwill impairment, if any. Based on the results of the second step, we concluded that all $3.5 million of the goodwill recorded at ECONA was impaired. As a result, we recorded a non-cash goodwill impairment charge to continuing operations totaling $3.5 million during the three months ended September 30, 2012, representing all of the Company's recorded goodwill.

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table sets forth our results of operations for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue	$28,409	$13,737	$14,672	107%
Cost of goods sold	27,718	13,182	14,536	110

Gross profit	691	555	136	25
Operating expenses:
Research and development	622	259	363	140
General and administrative	20,286	17,080	3,206	19
Warrant expense	1,784	-	1,784	-
Total operating expenses	22,692	17,339	5,353	31
Loss from operations	(22,001)	(16,784)	(5,217)	(31)%
Interest income (expense), net	(467)	24	(491)
Other income, net	5	318	(313)
Loss before income taxes	(22,463)	(16,442)	(6,021)
Income tax expense	(9)	-	(9)
Net loss	$(22,472)	$(16,442)	$(6,030)

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

Revenues increased $14.7 million to $28.4 million during 2011, primarily resulting from increased revenue in our ECONA segment.

ECONA segment revenues increased $14.5 million to $26.3 million during 2011. The increase in revenue is primarily related to the revenue earned on the work performed under the DOE Contract, which was $18.1 million in 2011 compared to $5.8 million in 2010. Our estimate of revenue for the DOE Contract was revised in our 2011 fourth quarter reporting based on verbal notification from the DOE in January 2012 that the process of definitization had commenced, and that certain in-kind costs previously agreed in our budget (and accepted as valid cost share through December 2011), would no longer be recognized as allowable cost share under the contract. In anticipation of a written amendment denoting this change, we excluded the in-kind costs no longer allowed for reimbursement from the measure of cumulative effort incurred under the EV Project for purposes of recognizing grant revenue. This change in estimate resulted in a reduction in our revenues for the quarter ended December 31, 2011 of $2.2 million. The in-kind costs submitted as cost share in 2011, no longer recognized as allowable following definitization, will be replaced in the course of the remaining contract term with other allowable in-kind cost share and we will recognize the related deferred revenue as those in-kind costs are incurred.

Revenues for all other segments increased $0.2 million to $2.1 million during 2011, reflecting no significant change from 2010.

Cost of Goods Sold

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.

Cost of goods sold increased $14.5 million to $27.7 million during 2011, primarily due to increased activity and associated costs incurred under the DOE Contract in our ECONA segment.

ECONA segment cost of goods sold increased $14.5 million to $26.9 million during 2011, primarily due to the planned growth of The EV Project revenues in 2011 related to the ramp up of contract activities in the form of charger deliveries and data collection.

Cost of goods sold for all other segments were $0.8 million during 2011, reflecting no significant change from 2010.

Operating Expenses

Total operating expenses, excluding warrant expense, increased $3.6 million to $20.9 million during 2011. The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment. Operating expenses in our ECONA segment, including corporate administrative and support costs, increased $3.3 million to $18.9 million during 2011. Operating expenses in our other segments increased $0.3 million to $2.0 million during 2011, reflecting no significant change from 2010.

Research and Development

Research and development expenses increased $0.4 million to $0.6 million during 2011. Research and development expenses primarily consist of payroll and related benefits, contract labor, and consulting services in support of development activities related to EV products. The increase between comparable periods primarily relates to focused efforts on research and development activities related to our Blink technologies.

General and Administrative

General and administrative expenses increased $3.2 million to $20.3 million during 2011. General and administrative expenses primarily consist of payroll and related benefits, facilities and data communication related expenses, legal and professional fees, marketing and advertising costs, and depreciation.

Payroll and related benefits were flat between years. Reductions in executive compensation of $1.9 million and in director compensation of $0.2 million were offset by an increase in all other compensation of $2.1 million. The increase in all other compensation is attributable to staffing required to service The EV Project.

Legal fees decreased $0.6 million during 2011, attributable primarily to the reimbursement from our insurance carrier of previously expensed fees related to the SEC fact-finding inquiry.

Professional fees increased $1.3 million during 2011, primarily due to the use of consultants in 2011 to assist with projects to maintain our Enterprise Resource Planning (“ERP”) system and with finance projects to improve system functionality and enhance our ability to provide timely and relevant financial data to the organization. Accounting fees increased $0.4 million during 2011, related to higher overall audit fees from prior year of $0.2 million, and increased tax and other filing review fees of $0.2 million.

Marketing costs increased $0.5 million during 2011, related to the promotion of the Blink brand.

Depreciation expense was flat between years.

All other general and administrative expenses increased by $1.6 million, primarily attributable to increased resources to support the effective execution of our business plan and the fulfillment of our DOE Contract obligations.

Warrant Expense

Warrant expense increased $1.8 million to $1.8 million during 2011.

Warrant expense of $1.8 million was recorded during the first quarter of 2011 related to the issuance of a warrant to Shenzen Goch Investment Ltd (“SGI”) in connection with an amendment to a joint venture agreement between us and SGI. During 2010, no similar transactions occurred for which expensing of issued warrants was required.

Interest Income (Expense), Net

Net interest expense increased $0.5 million during 2011.  This increase is attributable to interest accrued on our equipment lease with Cisco Capital.

Other Income, Net

Other income decreased $0.3 million during 2011.  During 2010, $0.3 million other income was recorded in connection with the release of accruals set up in 2009 for estimated penalties related to prior registration statement filings.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,581)	$(22,472)
Net non-cash expense items included in net loss	17,249	7,523
Changes in operating assets and liabilities	(4,173)	(529)

	3,495	(15,478)
Cash flows from investing activities	(11,459)	(10,009)
Cash flows from financing activities	4,777	31,247
Effect of exchange rate changes on cash and cash equivalents	10	(14)

Net increase (decrease) in cash and cash equivalents	$(3,177)	$5,746

Working capital as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents	$6,414	$9,591
Restricted cash (a)	200	587
Trade receivables, net	966	2,010
Receivables, other	1,207	1,114
Inventory	20,966	15,497
Prepaid expenses and other current assets	1,235	732

Total current assets	30,988	29,531

Accounts payable	2,659	10,939
Accrued legal fees	161	125
Accrued payroll	1,128	793
Unearned revenue	23,812	11,078
Warranty reserves	578	577
Capital lease obligations	116	1,359
Current portion of long term debt	-	288
Accrued liabilities, other	5,896	2,439

Total current liabilities	34,350	27,598

Working capital	$(3,362)	$1,933

(a)	Restricted cash serves as collateral for corporate credit cards and letters of credit, and accordingly, is not available for our use in current operations.

Summary of Cash Flows

The following table highlights the primary sources (uses) of cash during the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Net results of operations, adjusted for net non-cash expense items	$7,668	$(14,949)
Purchases of inventory and property and equipment	(24,896)	(29,466)
Proceeds from sale of common stock	-	31,505
Proceeds from borrowing on notes payable	5,000	-
Increase in accounts payable and accrued liabilities	8,912	20,443
Other	139	(1,787)

Net increase (decrease) in cash and cash equivalents	$(3,177)	$5,746

Fiscal 2012 Summary

During 2012, we experienced a $3.2 million decrease in cash and cash equivalents. Net loss was $9.6 million, representing a $12.9 million decrease in net loss as compared to 2011, reflecting an increase in gross margin resulting from (i) increased revenues (which is net of the impact of a July 2012 DOE Contract amendment which resulted in revenues recognized under the DOE Contract of $1.1 million less than would have been recorded under the original contract performance period), (ii) higher proportion of revenues resulting from in-kind expenses for which we incur minimal costs, and (iii) the impact of our recording $2.6 million of license revenue related to the licensing agreement entered into with ABB (the “ABB Transaction”) during the first quarter. This license revenue had no related cost of goods sold. The decrease in net loss also reflects $2.4 million of other income related to the ABB Transaction. In addition, our sales and marketing, and general and administrative expenses in relation to revenues declined, reflective of cost containment efforts. Net non-cash expense items of $17.2 million included in net loss include (i) $3.5 million in impairment losses related to a third quarter goodwill write-off, and (ii) $13.0 million depreciation and amortization ($13.0 million is net of the estimated $5.1 million impact related to a July 2012 amendment of the DOE Contract, resulting in depreciation expense recognition, on equipment capitalized under the contract, over an extended performance period, and therefore, lower expense per period), which increased significantly as compared to 2011 due to the quantity of equipment placed in service under our DOE Contract. Primarily in support of our DOE Contract, purchases of inventory and equipment were $24.9 million during 2012, representing a $4.6 million decrease from 2011 levels. During 2012, we received $5.0 million proceeds from the issuance of long-term debt. The $8.9 million increase in payables and accrued liabilities reflects (i) $12.7 million increase in deferred revenue, (ii) $1.4 million termination of a capital lease obligation, (iii) $0.3 million payoff of current portion of long-term debt, and (iv) $2.1 million decrease in accounts payable and accruals driven by timing of payments.

Fiscal 2011 Summary

During 2011, we experienced a $5.7 million increase in cash and cash equivalents. Net loss was $22.5 million before adjustment for net non-cash expense items of $7.5 million, which includes (i) $1.8 million non-recurring warrant expense related to a warrant modification during the first quarter, (ii) $4.2 million of depreciation and amortization, and (iii) $0.9 million in stock compensation. Inventory and equipment purchases of $29.5 million reflect purchases in support of the DOE Contract and expansion of our business. During 2011, we received $31.5 million net proceeds from the sale of common stock. Payables and accruals increased by $20.4 million, primarily driven by a $9.1 million increase in accounts payable and $10.4 million increase in deferred revenue.

Operating Activities

We generated $3.5 million cash from operating activities during 2012.  Net loss for the period was $9.6 million. Net loss for the period includes (i) the impact of our recording $2.6 million of license revenue and $2.4 million of other income related to the ABB Transaction recorded in the first quarter, and (ii) $3.5 million in impairment losses recorded in the third quarter. Non-cash expense items included in net loss were $17.2 million, primarily consisting of $13.0 million depreciation and amortization related to equipment placed in service and $3.5 million in impairment losses related to a third quarter goodwill write-off. Changes in operating assets and liabilities resulted in a $4.2 million usage of cash, primarily related to $13.7 million cash used for inventory purchases and $8.9 million cash generated by an increase in payables and accruals.

We used $15.5 million cash for operating activities during 2011. Net loss for the period was $22.5 million. Net loss for the period includes $1.8 million of non-recurring warrant expense recorded in the first quarter. Non-cash expense items included in net loss were $7.5 million, primarily consisting of $4.2 million depreciation and amortization related to equipment placed in service, $1.8 million warrant expense related to a first quarter modification of a warrant in connection with our issuance of a note payable to ABBTV, and $0.9 million in stock compensation. Changes in operating assets and liabilities resulted in a $0.5 million usage of cash, primarily related to $19.8 million cash used for inventory purchases and $20.4 million cash generated by an increase in payables and accruals.

Investing Activities

We used $11.5 million cash for investing activities during 2012. Purchases of property and equipment, primarily in support of the DOE Contract, accounted for $11.2 million of these investing activities.

We used $10.0 million cash for investing activities during 2011. Purchases of property and equipment, primarily in support of the DOE Contract, accounted for $9.6 million of these investing activities.

Financing Activities

We generated $4.8 million cash through financing activities during 2012, primarily related to proceeds from issuance of a $5.0 million convertible note to ABBTV.

We generated $31.2 million cash through financing activities during 2011, primarily resulting from (i) $9.3 million received in the first quarter from the sale of common stock, (ii) the completion of a public offering in the second quarter which raised $19.2 million in net cash proceeds, and (iii) $2.7 million received during the third quarter from the exercise of the underwriter’s over-allotment option, each net of expenses.

Management’s Plan of Operation and for Working Capital

The majority of our operational focus in 2011 was centered on the design and development of hardware, software and network infrastructure necessary for the creation of the Blink Network. In contrast, 2012 reflects our focused efforts around the installation of EVSE infrastructure at residential and commercial locations in conjunction with the launch of the Nissan LEAF, Chevy Volt and other electric vehicles. In the second half of 2012, we also ramped up a sales and field operations organization that will sell, install and service EVSE and promote and secure membership in our Blink Network after The EV Project’s completion. We expect the majority of installations in 2013 and beyond to come from these direct sales and partnership efforts. In order for the direct sales efforts to be successful, we must successfully partner with some or all of the following potential partners: major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

In addition, we are updating our industrial line of products and services as we maintain a marketing and sales focus on the recovering warehouse and airport ground support equipment markets. We are developing and planning the launch of our next generation of industrial products with additional features and services, and at lower cost in order to remain competitive.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital deficit was ($3.4) million at December 31, 2012.   As we look ahead, we have an ambitious business plan for strong growth of our commercial businesses that will require us to raise additional capital to supplement our cash flows from operations to fully execute. Management is actively pursuing a number of options to secure this capital. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy; substantially detracting from our ability to rapidly transition away from the EV Project to a robust commercially driven business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of goodwill and intangible assets, stock-based compensation, inventory valuations, allowance for bad debts, warranty liability, valuation of deferred tax assets, and contingencies and litigation. We base our estimates and judgments on historical experience and various other factors related to each circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.

Revenue Recognition

We derive revenue from sales of services and products and government grants related to clean energy technologies. We recognize revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

We have entered into agreements, including grants and cooperative agreements, with various government entities, under which we are obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to us based on expenditures incurred in the delivery of the services. We recognize revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by us or the nature of the allowable expenses are accounted for as changes in estimated revenues, cost of sales, and the related effect to operating income using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on prior and current periods. Any changes in service period are accounted for prospectively as a change in accounting estimate. Under certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which we may either: (i) buy out upon termination of the agreement, (ii) offer to the government to buy out our interest in the assets, or (iii) sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. In these agreements, the government’s estimated financial interest is included in deferred revenue, and the assets are depreciated to the estimated residual value at the termination of the agreement.

Revenue from service agreements with other customers, such as consulting services, is recognized as the services are performed. All costs of services are expensed as incurred. Revenue from sales of products is recognized when products are delivered and the title and risk of loss pass to the customer. Our products are sold without a right of return. If an arrangement requires customer acceptance, revenue is recognized when acceptance occurs.

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

The effect of the change in estimate and cumulative catch-up adjustment during the year ended December 31, 2012 resulting from the July 2012 and August 2012 DOE Contract amendments was a $4.0 million net decrease in loss from operations, or $0.17 per share, summarized as follows: (i) $1.2 million cumulative catch-up adjustment recorded as an increase in revenues during the three months ended September 30, 2012, (ii) prospective adjustment to depreciation expense reported in cost of goods sold, related to assets in service under the agreement at the time of the July 2012 contract amendment, resulting in depreciation expense recognition over an extended performance period; thereby causing depreciation expense for the third and fourth quarters of 2012 for those assets to be $5.1 million less than would have been recorded under the original contract performance period, and (iii) prospective adjustment to recognition of deferred revenue existing at the time of the July 2012 contract amendment, resulting in revenue recognition over an extended performance period; thereby causing recognition of deferred revenue during the third and fourth quarters of 2012 to be $2.3 million ($5.1 million times 45.8%) less than would have been recorded under the original contract performance period.

As described above, under certain agreements the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement. In the case of the EV Project, the value of capitalized Level 3 chargers exceeding this threshold is projected to be approximately $12.0 million at the end of 2013, for which the government’s interest (as represented in deferred revenue) will equate to approximately $6.0 million. At the close of the project, the government’s interest is expected to be settled based on one of the three alternatives provided for in the contract as described above. This settlement process which is anticipated in the first quarter of 2014 will determine the disposition of the balance remaining in deferred revenue. As a result, based on projected charger installations through the remainder of the contract, we estimate that we may recognize up to $6.0 million less in revenue than the $100.2 million awarded under the contract.

Warranty Liability

We provide a limited product warranty against defects for a number of ECOtality North America products for periods up to 25 years. We accrue for estimated warranty costs at the time of revenue recognition and record the expense of such accrued liabilities as a component of cost of goods sold. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory includes material, labor, and factory overhead required in the production of products. We write down inventories for potentially excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. If future demand or market conditions are less favorable than our projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory would be established, and subsequent changes in facts and circumstances would not result in the restoration or increase to that newly established cost basis.

Share-Based Compensation

We recognize share-based compensation expense for all share-based awards made to officers, directors, and employees, including stock options and stock awards, based on estimated fair values on the date of grant. The corresponding compensation expense is recognized over the period during which services are provided in exchange for the award (the requisite service period), which is typically equal to the vesting period. Compensation expense associated with share-based payments with only service conditions and which are subject to a graded vesting schedule is recognized using the straight-line attribution method.

The fair value of each stock option is estimated using the Black-Scholes valuation model. This model requires the input of certain highly subjective assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Because our stock option awards have characteristics significantly different from those of traded options, subjective input assumptions can materially affect the fair value estimate.

The fair value of each stock award is estimated based on the reported closing market price of our common stock on the NASDAQ Capital Market on the date of grant. Stock awards are issued on the date of grant but vest in accordance with the terms of the respective grant award.

Our estimate of forfeiture rate is based on analyses of historical forfeitures, and the appropriateness of estimated forfeiture rates will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated financial statements.

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

Due to certain significant changes in ownership in prior years, some of the net operating losses are subject to limitation under Section 382 of the Internal Revenue Code.

Litigation Contingencies

Periodically, we are the subject of lawsuits or claims for which we have meritorious defenses and for which an unfavorable outcome against us is not probable. In such instances, no loss contingency is recorded since a loss is not probable and it is our policy to expense defense costs as incurred.  We may also consider settlements in fairly limited circumstances, usually related to the avoidance of future defense costs and/or the elimination of any risk of an unfavorable outcome. Such settlements, if any, are recorded when it is probable a liability has been incurred, typically upon entering into a settlement agreement.

Recent Accounting Pronouncements

A summary of recently issued and adopted accounting pronouncements applicable to us is presented in Note 2 – Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. We did not adopt any additional accounting policies during 2012 which had a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ECOtality, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ECOtality, Inc. and Subsidiaries (collectively referred to herein as the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Phoenix, Arizona

April 15, 2013

ECOTALITY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,414	$9,591
Restricted cash	200	587
Receivables, net of allowance for bad debts of $96 and $81 as of December 31, 2012 and 2011, respectively	966	2,010
Receivables, other	1,207	1,114
Inventory	20,966	15,497
Prepaid expenses and other current assets	1,235	732

Total current assets	30,988	29,531
Property and equipment, net	21,790	16,630
Other assets	37	147
Goodwill	-	3,496
Intangible assets, net	971	709

TOTAL ASSETS	$53,786	$50,513
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,659	$10,939
Accrued legal fees	161	125
Accrued payroll	1,128	793
Unearned revenue, current portion	23,812	11,078
Warranty reserves	578	577
Current portion of capital lease obligations	116	1,359
Current portion of long term debt	-	288
Accrued liabilities, other	5,896	2,439

Total current liabilities	34,350	27,598
Long term portion of unearned revenue	631	121
Convertible note, less unamortized discount of $62 as of December 31, 2012	4,938	-
Capital lease obligations	101	109
Other long term debt	188	-

TOTAL LIABILITIES	40,208	27,828

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 shares issued and outstanding as of December 31, 2012 and 2011	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,754 and 23,915 shares issued and outstanding as of December 31, 2012 and 2011, respectively	24	24
Additional paid-in capital	127,987	127,488
Accumulated deficit	(114,340)	(104,759)
Accumulated other comprehensive loss	(99)	(74)

TOTAL STOCKHOLDERS' EQUITY	13,578	22,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,786	$50,513

The accompanying notes are an integral part of these consolidated financial statements.

ECOTALITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2012	2011

Revenue	$54,729	$28,409
Cost of goods sold	36,031	27,718

Gross profit	18,698	691

Operating expenses:
Sales and marketing	4,582	3,251
Research and development	2,168	622
General and administrative	20,323	17,035
Impairment losses	3,496	-
Warrant expense	-	1,784

Total operating expenses	30,569	22,692
Loss from operations	(11,871)	(22,001)
Interest income	166	22
Interest expense	(278)	(489)
Other income, net	2,426	5

Loss before income taxes	(9,557)	(22,463)
Income tax expense	(24)	(9)

Net loss	$(9,581)	$(22,472)

Net loss per share:

Basic	$(0.40)	$(1.20)

Diluted	$(0.40)	$(1.20)

Weighted-average common shares outstanding:

Basic	23,673,859	18,733,953

Diluted	23,673,859	18,733,953

The accompanying notes are an integral part of these consolidated financial statements.

ECOTALITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2012	2011

Net loss	$(9,581)	$(22,472)

Other comprehensive loss:
Foreign currency translation adjustments	(25)	(14)

Comprehensive loss	$(9,606)	$(22,486)

The accompanying notes are an integral part of these consolidated financial statements.

ECOTALITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accum-
							ulated
							Other	Total
	Series A				Additional	Accum-	Comp-	Stock-
	Preferred Stock		Common Stock		Paid-in	ulated	rehensive	holders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2010	6,380	$6	11,058	$11	$93,283	$(82,287)	$(60)	$10,953

Net loss	-	-	-	-	-	(22,472)	-	(22,472)

Foreign currency translation adjustments							(14)	(14)

Share-based compensation	-	-	-	-	338	-	-	338

Shares issued for professional services	-	-	13	-	47	-	-	47

Shares issued for employee compensation	-	-	415	-	544	-	-	544

Conversion of preferred	(50)	-	50	-	-	-	-	-

Shares issued for cash, net of expenses	-	-	12,379	13	31,492	-	-	31,505

Issuance of warrants	-	-	-	-	1,784	-	-	1,784

Balance, December 31, 2011	6,330	$6	23,915	$24	$127,488	$(104,759)	$(74)	$22,685

Net loss	-	-	-	-	-	(9,581)	-	(9,581)

Foreign currency translation adjustments							(25)	(25)

Share-based compensation	-	-	-	-	495	-	-	495

Warrant modification	-	-	-	-	80	-	-	80

Shares forfeited upon employee termination	-	-	(162)	-	(76)	-	-	(76)

Balance, December 31, 2012	6,330	$6	23,754	$24	$127,987	$(114,340)	$(99)	$13,578

The accompanying notes are an integral part of these consolidated financial statements.

ECOTALITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(9,581)	$(22,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	419	929
Warrant expense	-	1,784
Impairment losses	3,496	-
Depreciation and amortization	13,037	4,241
Amortization of discount on notes payable	23	-
Amortization of debt issuance costs	13	-
Change in restricted cash	387	587
Loss (gain) on disposal of property and equipment	21	(18)
Gain on settlement of capital lease termination	(147)	-
Changes in operating assets and liabilities:
Accounts receivable	1,098	(1,370)
Inventory	(13,743)	(19,824)
Prepaid expenses and other current assets	(503)	222
Accounts payable	(4,762)	9,118
Accrued interest	63	-
Accrued liabilities	13,674	11,325

Net cash provided by (used in) operating activities	3,495	(15,478)

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,153)	(9,642)
Proceeds from sale of property and equipment	6	19
Purchases of intangibles	(312)	(386)

Net cash used in investing activities	(11,459)	(10,009)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of expenses	-	31,505
Proceeds on settlement agreement and release of capital lease	57	-
Payments of debt issuance costs	(50)	-
Payments on long term debt and capital lease obligations	(230)	(258)
Proceeds from borrowing on notes payable	5,000	-

Net cash provided by financing activities	4,777	31,247

Effect of exchange rate changes on cash and cash equivalents	10	(14)

Net increase (decrease) in cash and cash equivalents	(3,177)	5,746
Cash and cash equivalents – beginning of period	9,591	3,845

Cash and cash equivalents – end of period	$6,414	$9,591

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$256	$232
Assets acquired under capital lease obligations	$347	$1,803
Assets disposed of during the settlement agreement and release of capital lease	$1,579	$-
Inventory transferred to property and equipment	$8,253	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

 ECOTALITY, INC.

Notes to Consolidated Financial Statements

Note 1 –Nature of Business and Basis of Presentation

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

As described more fully in Note 16, during the second quarter of 2012, the Company entered into an agreement providing for a 40% ownership interest in a Chinese joint venture, subject to approval by Chinese government authorities. As of December 31, 2012, no transactions with this joint venture have yet occurred; accordingly, the accompanying consolidated financial statements do not reflect any activity related to this joint venture.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Significant estimates used in these financial statements include, but are not limited to, measurement of the valuation allowance relating to deferred tax assets, warranty liability, allowance for excess and obsolete inventory, share-based compensation costs, allowance for bad debts and estimates of future cash flows from and the economic useful lives of long-lived assets. Actual results may differ significantly from those estimates. To the extent there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Inventories

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory includes material, labor, and factory overhead required in the production of products. The Company writes down inventories for potentially excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventories to their estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the consolidated statements of operations. If future demand or market conditions are less favorable than Company’s projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory would be established, and subsequent changes in facts and circumstances would not result in the restoration or increase to that newly established cost basis.

Inventories as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$533	$1,425
Work-in-process	35	40
Finished goods	20,792	14,316

Total inventory	21,360	15,781
Less: allowance for excess and obsolete items	(394)	(284)

Inventory, net	$20,966	$15,497

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as presented in the table below. Leasehold improvements and assets capitalized under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease term.

Useful Lives in Years
Computer software	3 years
Equipment, vehicles, furniture & fixtures	1-7 years
Buildings	39 years
Leasehold improvements	15 years

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated on a straight line basis over their remaining estimated useful lives.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but instead tested for impairment annually in the fourth quarter, and at any other time events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

In order to test goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, relevant events and circumstances must be assessed. Examples of such events or circumstances include macroeconomic conditions such as limitations on accessing capital, industry and market conditions such as an increased competitive environment, cost factors which have a negative impact on earnings and cash flows, overall financial performance such as declining revenues or cash flows, changes in management or key personnel, plans for sale or disposal of a reporting unit, and a sustained decrease in share price; among other examples.

If, after assessing the totality of events or circumstances such as those described above, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform a two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any. The second step of the test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company may also electively bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test and may also resume performing the qualitative assessment in any subsequent period.

Goodwill was previously recorded as a result of the Company’s acquisition of Electric Transportation Engineering Corporation in 2007. The goodwill was recorded in the Company’s ECONA reporting unit, which is also a reporting segment. No other reporting units of the Company carry any recorded goodwill. As described more fully in Note 17, during the third quarter of 2012, the Company performed an interim goodwill impairment test and concluded the entire ECONA goodwill carrying amount was impaired and recorded a non-cash goodwill impairment charge to continuing operations for the entire carrying amount.

The changes in the carrying amounts of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$3,496	$3,496
Impairment loss	(3,496)	-

Ending balance	$-	$3,496

Intangible Assets

Intangible assets consist of capitalized costs to develop trademarks, including attorney fees, registration fees, design costs and related costs of securing them, and legal costs to establish new patents. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the life of the patent (twenty years or less), commencing when the patent is approved and placed in service.

Intangible assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$290	$(54)	$289	$(27)
Patents, in service	449	(25)	173	(2)
Patents, not in service	311	-	276	-

Total	$1,050	$(79)	$738	$(29)

Amortization expense related to intangible assets was approximately $50.9 thousand and $28.4 thousand for the years ended December 31, 2012 and 2011, respectively.

Based on the intangible assets (trademarks and in service patents) recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows (in thousands):

For the year ending December 31,
2013	$51
2014	$51
2015	$51
2016	$49
2017	$49

Impairment of Long-Lived Assets and Intangible Assets

The Company assesses the potential impairment of long-lived tangible assets and finite-lived intangible assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors the Company considers in determining when to perform an impairment assessment include current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If there is indication of potential impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds its estimated fair value. During the years ended December 31, 2012 and 2011, no events or changes in circumstances occurred which indicated the carrying value of the Company’s long-lived tangible assets and finite-lived intangible assets may not be recoverable, and no impairment expense was recognized during those periods.

The Company assesses the potential impairment of indefinite-lived intangible assets annually in the fourth quarter, and at any other time events or changes in circumstances indicate that it is more-likely-than-not that an asset is impaired. During the years ended December 31, 2012 and 2011, the Company held no indefinite-lived intangible assets.

Warranty Reserves

The Company provides a limited product warranty against defects in materials and workmanship for a number of its products. These warranties range in length from one to two years for residential and commercial chargers; and 18 months for industrial products, with certain components of industrial products warranted for up to 10 years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of goods sold. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. The changes in the carrying amounts of accrued warranty reserves, for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Beginning balance	$577	$262
Additional warranty accrued	170	413
Costs applied to warranty accrual	(169)	(98)
Ending balance	$578	$577

Revenue Recognition

The Company derives revenue from sales of services and products and government grants related to clean energy technologies. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

The Company has entered into agreements, including grants and cooperative agreements, with various government entities, under which the Company is obligated to deliver services such as development of the infrastructure for deployment of electric vehicles, including gathering and completing the related data analyses. Under these agreements, the government entity makes payments to the Company based on expenditures incurred in the delivery of the services. The Company recognizes revenue as the related services are performed, based upon the actual efforts incurred relative to the amount of total effort expected to be incurred in the performance under each agreement. Amounts related to capital expenditures are recognized as the related capital assets are used in the delivery of services. Revenue is recognized provided that the conditions under which the government payments were made have been met, and only perfunctory obligations remain outstanding. Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimated revenues, cost of sales, and the related effect to operating income using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on prior and current periods. Any changes in service period are accounted for prospectively as a change in accounting estimate. Under certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement, which the Company may either: (i) buy out upon termination of the agreement, (ii) offer to the government to buy out the Company’s interest in the assets, or (iii) sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest. Under these agreements, the government’s estimated financial interest is included in deferred revenue, and the assets are depreciated to the estimated residual value at the termination of the agreement.

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

Share-Based Compensation

The Company recognizes share-based compensation expense for all share-based awards made to officers, directors, and employees, including stock options and stock awards, based on estimated fair values on the date of grant. The corresponding compensation expense is recognized over the period during which services are provided in exchange for the award (the requisite service period), which is typically equal to the vesting period. Compensation expense associated with share-based payments with only service conditions and which are subject to a graded vesting schedule is recognized using the straight-line attribution method.

The fair value of each stock option is estimated using the Black-Scholes valuation model. This model requires the input of certain highly subjective assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Because the Company’s stock option awards have characteristics significantly different from those of traded options, subjective input assumptions can materially affect the fair value estimate.

The fair value of each stock award is estimated based on the reported closing market price of the Company’s common stock on the NASDAQ Capital Market on the date of grant. Stock awards are issued on the date of grant but vest in accordance with the terms of the respective grant award.

The Company’s estimate of forfeiture rate is based on analyses of historical forfeitures, and the appropriateness of estimated forfeiture rates will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the consolidated financial statements.

Further information regarding share-based compensation is presented in Note 12.

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

Due to fluctuation in ownership in the past, in 2011 the Company conducted a Section 382 study to determine if any of the historical net operating losses (“NOLs”) will be limited in the future. Based on the study, it was determined that the Company had three ownership changes during the periods in which it generated NOLs. As a result of these changes, the Company is subject to an annual limitation on the use of the NOLs. The Company has scheduled out the limitation by year and determined, if the Company has taxable income in the future, all of the NOLs can be utilized prior to their expiration.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The company adopted ASU 2011-04 for its first quarter ended March 31, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income, (“ASU 2011-05”). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 for its fourth quarter ended December 31, 2011, and has included separate statements of comprehensive income in the accompanying consolidated financial statements. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other, (ASC Topic 350) - Testing Goodwill for Impairment, (“ASU 2011-08”) which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update.  ASU 2011-08 also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test.  Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test and then may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial statements as it only presents a change to goodwill impairment testing methodology.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test and then may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2012-02 for its fourth quarter ended December 31, 2012. The adoption of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements as it only presents a change to indefinite-lived intangible assets impairment testing methodology, and because the Company held no indefinite-lived intangible assets at the time of adoption.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update were effective upon issuance. The Company adopted ASU 2012-03 for its third quarter ended September 30, 2012. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance were effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company adopted for its fourth quarter ended December 31, 2012 the amendments in ASU 2012-04 which did not have transition guidance; the adoption of those amendments did not have a material impact on the Company’s consolidated financial statements. The adoption of the amendments in ASU 2012-04 which are subject to transition guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, ("ASU 2013-01"). ASU 2013-01 was issued to limit the scope of the new balance sheet offsetting disclosure requirements as prescribed by ASU 2011-11. ASU 2013-01 clarifies that ordinary trade payables and receivables are not within the scope of ASU 2011-11. Specifically, ASU 2013-01 limits the scope of ASU 2011-11 to apply only to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either (i) offset on the balance sheet or (ii) subject to a master netting arrangement or similar agreement. Like ASU 2011-11, ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2013-01 will not have a material impact on the Company’s consolidated financial statements, as it only represents a scope reduction to a previously issued ASU.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires entities to report information about reclassifications out of accumulated other comprehensive income ("AOCI") and changes in AOCI balances by component. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented (either on the face of the statement where net income is presented or in the notes). For items that are not reclassified to net income in their entirety in the same reporting period (e.g., pension amounts that are included in inventory), a cross reference to other disclosures is required in the notes. ASU 2013-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2012. This ASU is to be applied prospectively and early adoption is permitted. The adoption of ASU 2013-02 will not have a material impact on the Company’s consolidated financial statements, as it only represents a modification of disclosure requirements within the financial statements.

Note 3 – Balance Sheet Components

Other Receivables

Other receivables as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Unbilled revenue	$809	$1,100
Current portion of CEC contract holdbacks (a)	370	-
Other	28	14

	$1,207	$1,114

(a) See "Other Assets" caption below.

Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Equipment	$34,910	$18,617
Buildings	576	576
Vehicles	2,288	1,558
Furniture and fixtures	273	254
Leasehold improvements	811	792
Computer software	2,938	1,878

Total property and equipment	41,796	23,675
Less: accumulated depreciation	(20,006)	(7,045)

Property and equipment, net	$21,790	$16,630

The Company has acquired equipment by undertaking capital lease obligations (see Note 8). Assets held under the capital leases are amortized in a manner consistent with the Company’s depreciation policy for owned assets. Assets under capital leases as of December 31, 2012 and 2011 included above are summarized below (in thousands):

	December 31,
	2012	2011
Equipment	$347	$1,803
Less accumulated amortization	(81)	-

Capital lease assets, net	$266	$1,803

Charges resulting from the amortization of assets recorded under capital leases are included with depreciation expense. Depreciation and amortization expense related to property and equipment was approximately $13.0 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively. Depreciation and amortization expense was recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
	2012	2011
Cost of goods sold	$12,276	$3,748
General and administrative	706	465

	$12,982	$4,213

Other Assets

Other assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Contract holdbacks - CEC (a)	$-	$147
Unamortized debt issuance costs (b)	37	-

	$37	$147

(a) Billings on projects for which a portion of the payments are withheld pending completion of the project. The California Energy Commission ("CEC") contract calls for a 10% holdback on all billings. This contract is scheduled to end in 2013.

(b) Costs associated with issuance of convertible note (see Note 8); costs were deferred and are being amortized to interest expense over the term of the note.

Unearned Revenue

Unearned revenue at December 31, 2012 and 2011 relates to (i) the Department of Energy (“DOE”) contract to perform services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the “DOE EV Project”), (ii) the California Energy Commission Project to support the deployment of charge infrastructure and electric vehicles in California (the “CEC Project”), and (iii) other projects for which invoices are generated as costs are incurred and revenue is recognized as the related services are performed, or as otherwise meet criteria for deferral under the Company’s revenue recognition policy.  Unearned revenue as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
DOE EV Project	$21,026	$9,010
CEC Project	1,459	1,162
Other	1,958	1,027

Total unearned revenue	24,443	11,199
Less current portion	(23,812)	(11,078)

Long term portion of unearned revenue	$631	$121

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

As the Company reported a net loss for the years ended December 31, 2012 and 2011, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for each of the years ended December 31, 2012 and 2011.

The following table summarizes potentially dilutive securities which were excluded from the computation of diluted net loss per share for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Outstanding options to purchase common stock	2,792	1,276
Warrants to purchase common stock	4,530	4,530
Shares issuable upon conversion of preferred stock	6,330	6,330
Shares issuable upon conversion of convertible note	3,937	-

Note 5 - Income Taxes

Components of the Company’s provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Federal	$-	$-
State	18	1
Foreign	6	8

Total current	24	9

Federal	$-	$-
State	-	-
Foreign	-	-

Total deferred	-	-

Provision for income taxes	$24	$9

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011
Federal statutory income tax rate	34.00%	34.00%
State taxes, net of federal income tax benefit	-0.18%	-0.01%
Permanent items	-2.13%	-0.88%
Effect of rate change	-0.45%	0.62%
Goodwill impairment	-12.44%	0.00%
Change in valuation allowance	-19.04%	-33.78%

Effective income tax rate	-0.24%	-0.05%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$29,800	$26,592
Share-based payment awards	1,668	1,611
Reserves	411	354
Other	323	284

	32,202	28,841
Valuation allowance	(31,017)	(28,598)
Total deferred tax assets	1,185	243

Deferred Tax Liabilities:
Property and equipment	(903)	(242)
Other	(282)	(1)

Total deferred tax liabilities	(1,185)	(243)

Net Deferred Tax Assets	$-	$-

An assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with accounting guidance was performed, including the evaluation of the reversal of temporary differences. As a result, it was concluded that it is more likely than not that the net deferred tax assets will not be realized and thus the Company has provided a valuation allowance for the entire net deferred tax asset balance. The valuation allowance was $31.0 million and $28.6 million at December 31, 2012 and 2011, respectively. The net change in the valuation allowance was an increase of $2.4 million and $7.1 million during the years ended December 31, 2012 and 2011, respectively.

The Company had net operating loss carry forwards for federal purposes of $75.9 million and $68.3 million as of December 31, 2012 and 2011, respectively, which will expire in tax years ending 2028 through 2033, if not used. The Company had state net operating loss carry forwards in the amount of $68.5 million and $60.8 million as of December 31, 2012 and 2011, respectively, which will expire in tax years ending 2013 through 2033, if not used. The Company also had foreign net operating loss carry forwards generated by its Australian operations of $2.6 million and $1.5 million at December 31, 2012 and 2011, respectively, which will carry forward indefinitely.

The Company is subject to the accounting guidance for uncertain income tax positions as of January 1, 2007. The Company's significant filing jurisdictions are federal, Arizona and California. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial position, results of operations, or cash flows. Accordingly, no reserves for uncertain tax positions have been recorded and no interest and penalties have been accrued.

The Company’s policy is to recognize any interest or penalties related to income tax matters as a component of income tax expense.

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months. All tax years are open for examination until three to four years after the utilization of the net operating losses.

Note 6 – Fair Value Measurements

The Company applies the guidance prescribed in ASC Topic 820, Fair Value Measurements and Disclosures, to measure the fair value of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis; and to measure the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value is defined as the price at which an asset could be exchanged or a liability could be transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The carrying amounts of the Company’s cash and cash equivalents are equal to their fair value, categorized as a Level 1 measurement within the fair value heirarchy.

The fair value of the Company’s convertible note as of December 31, 2012 was estimated at $4.8 million. The Company determined the estimated fair value of this note through use of a binomial option pricing model, which is an unobservable input categorized as a Level 3 measurement within the fair value hierarchy.

The carrying amount of the Company’s other long term debt approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining period until maturity of the debt. The fair value of the Company’s other long term debt is categorized as a Level 2 measurement within the fair value heirarchy.

Note 7 - Concentrations

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company maintains cash and cash equivalent balances in interest-bearing accounts at financial institutions. Amounts held in these accounts may exceed federally insured limits. Through December 31, 2012, the Company has not experienced any losses on such deposits.   The Company monitors the financial condition of its customers and performs credit evaluations when deemed necessary, but generally requires no collateral.  For the years ended December 31, 2012 and 2011, our revenues and outstanding accounts receivable were primarily concentrated among three or fewer customers.

Customer Concentrations

The following customers each comprised 10% or more of our total revenues and/or 10% or more of our total accounts receivable during the years ended December 31, 2012 and 2011:

	2012		2011
	Revenues	Accounts Receivable	Revenues	Accounts Receivable
Customer A	72%	*	64%	*
Customer B	*	*	*	33%
Customer C	*	36%	*	12%

*	Revenues and/or accounts receivable from these customers were less than 10% of total revenues and/or accounts receivable during this period.

Note 8 –Debt

Convertible Note

On March 13, 2012, the Company received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”). In connection with the issuance of this convertible note, the Company modified warrants held by ABBTV to decrease the exercise price of the warrants. The convertible note, which is described more fully in Note 15, bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $1.27. The Company evaluated the convertible note for embedded derivatives through an assessment of its (i) non-contingent conversion option, and (ii) contingent redemption features where the settlement amount is determined by reference to the Company’s stock price. The Company identified as embedded derivatives potentially requiring separate recognition the following contingent redemption features: (i) redemption upon change of control, (ii) stock price achieving 300% of the conversion price, and (iii) redemption and increase of interest upon certain events of default. Due to the remote probability of the underlying contingent events occuring under circumstances which might result in significant differences between the settlement amount and the carrying value of the note, the Company concluded that the fair value of the embedded derivatives otherwise requiring separate recognition has not been material to date. The Company also concluded that no portion of the note should be allocated to additional paid in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date exceeded the fair value of the underlying stock. The convertible note was recorded as long-term debt, net of an $85.0 thousand discount representing the fair value of the warrant modification, which discount will be amortized through the maturity date of the note. The carrying amount of the convertible note, net of the unamortized debt discount, was $4.9 million and zero as of December 31, 2012 and 2011, respectively.

Capital Lease Obligations and Other Long Term Debt

Capital lease and other long term debt obligations as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012		2011
	Capital	Other Long	Capital	Other Long
	Leases	Term Debt	Leases	Term Debt
Building Note	$-	$188	$-	$288
Cisco Home Energy Lease	-	-	1,468	-
Cisco Equipment Lease	217	-	-	-

Total	217	188	1,468	288
Less current portion	(116)	-	(1,359)	(288)

Noncurrent portion	$101	$188	$109	$-

Building Note

On January 16, 2007, the Company purchased an office building for an aggregate price of $575.5 thousand.  One-half of the aggregate price, or $288.0 thousand, was paid in cash and the remaining balance of $287.5 thousand was structured as an interest-only loan (the “Building Note”).  The loan carried an annual interest rate of 6.75%, with monthly interest-only payments due beginning on February 16, 2007.   On January 20, 2012, the Company entered into an agreement to modify the terms of the Building Note. In connection with the terms of the loan modification, the Company paid $100.0 thousand as a principal reduction of the Building Note. The remaining balance of $187.5 thousand was structured as an interest-only loan, bearing interest at 7.0% per annum, with monthly payments in the amount of $1.1 thousand, beginning on February 16, 2012. The entire outstanding $187.5 thousand principal balance is due on January 16, 2014 (the “Interim Maturity Date”), provided, however, if the Company does not default on any interest payments due in the period up to the Interim Maturity Date, then the Interim Maturity Date shall automatically extend until January 16, 2016. The Company does have the right to pay the principal balance early without penalty, and the loan is secured by a deed of trust on the office building.

Cisco Home Energy Lease

On July 15, 2011, the Company signed a Certificate of Acceptance under a Master Lease Agreement (the “Cisco Home Energy Lease”) with Cisco Capital for equipment totaling $1.8 million, which lease qualified as a capital lease. This 18-month capital lease of equipment obligated the Company to $2.1 million of lease payments beginning August 1, 2011. The equipment covered by this lease was to be utilized by the Company in furthering the deployment of home energy management systems. On January 20, 2012, the Company and Cisco Capital, together with Cisco Systems, entered into a Settlement Agreement and Release (the “Settlement Agreement”) following notification to the Company by Cisco Systems of their decision not to continue to provide certain services related to the equipment subject to the lease. The Settlement Agreement had the effect of terminating the lease, with the Company retaining a small portion of the equipment called for in the original lease, and returning the remainder. Interest payments previously accrued and unpaid under the lease agreement were liquidated through a final settlement calling for a payment from the Company to Cisco Capital of $10.0 thousand and a payment from Cisco Capital to the Company of $67.0 thousand. As a result of the Settlement Agreement, the Company recorded a $147.0 thousand gain on settlement of the capital lease obligation and reduced the total liability relating to the capital lease obligation to zero in its consolidated financial statements for the period ended March 31, 2012.

Cisco Equipment Lease

The Company has entered into a Master Lease Agreement with Cisco Capital (the “Cisco Equipment Lease”) for equipment totaling $314.0 thousand, which lease qualified as a capital lease. The terms of this lease provide for monthly payments of principal and interest at a rate of 5.4% per annum, beginning on December 1, 2011, of approximately $9.5 thousand and obligates the Company to $341.0 thousand of total lease payments. This lease expires on November 30, 2014.

Future Principal Payments

At December 31, 2012, aggregate future principal payments on the convertible note and other long-term debt, excluding payments related to capital leases, which are disclosed in Note 9, are as follows (in thousands):

2013	$-
2014	-
2015	5,000
2016	188
2017	-
Thereafter	-
$5,188

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases equipment and facilities with third parties which are classified as operating leases.  Certain of these leases contain month-to–month lease terms which require no future obligation; however, all leases containing terms with stated durations expire at various dates through October 2015.

The total rental expense included in the consolidated statements of operations was approximately $1.1 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Capital Leases

The Company also leases equipment which qualifies as capital leases. The economic substance of these leases is that we are financing the purchase of equipment through leases and, accordingly, such leases are recorded as assets and liabilities. See Note 3 for information regarding amounts of assets recorded under capital leases and the related accumulated amortization.

Aggregate future minimum lease payments for non-cancelable operating and capital leases over the remaining lease periods as of December 31, 2012 are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total
2013	$114	$434	$548
2014	114	141	255
2015	-	109	109
2016	-	-	-
2017	-	-	-
Thereafter	-	-	-
Total minimum lease payments	228	$684	$912
Less amounts representing interest	(11)
Present value of miminum lease payments	217
Less current portion	(116)
Noncurrent portion	$101

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between Ecotality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. On May 7, 2007, a non-provisional patent application was filed with CalTech as assignee and Ecotality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. On June 12, 2006, Ecotality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already given, the License Agreement contemplated certain additional consideration involving fee payments. To date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was approximately $185.7 thousand and $135.7 thousand at December 31, 2012 and 2011, respectively.

Contingencies

On April 15, 2011, the Company received a letter from Coulomb Technologies Inc. (“Coulomb”, now known as ChargePoint, Inc.) alleging that the Company promised to make Coulomb the exclusive supplier for all the Company’s public charging stations and asserting that the Company infringed Coulomb’s trademarks by including references to Coulomb in one of the Company’s websites. On May 3, 2011, the Company responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb has since reasserted its claims and threatened to initiate litigation if the dispute is not resolved. Ecotality believes all of Coulomb’s allegations to be unfounded and intends to defend its position vigorously, if necessary. On October 7, 2011, the Company entered into a Tolling Agreement with Coulomb that temporarily suspends the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement).  On March, 27, 2013, the Company entered into a Compromise Settlement and Release Agreement with Coulomb, settling all outstanding matters with respect to allegations previously made by Coulomb against the Company and ECOtality North America. As a result of entering into this settlement agreement, the Tolling Agreement automatically expired.

On November 27, 2012, the Company was informed that the Wage and Hour Division of the U.S. Department of Labor (“DOL”) is investigating the Company to determine its compliance with the Davis Bacon Contract Act, the Fair Labor Standards Act and other Federal Labor laws and regulations. In connection with such investigation, the Company received requests for employment and labor related information and records regarding compliance with employee wage, hour and other conditions and practices of employment. Preliminary indications are that the DOL believes the Company may have misclassified certain employees under the Fair Labor Standards Act and failed to classify and pay certain other individuals prevailing wages under the Davis Bacon Contract Act. If it is determined that the Company violated certain of these labor laws and regulations, it will be required to make the appropriate payments of back wages and other amounts to employees and contractors, and the Company may be subject to fines or penalties. While it is reasonably possible that the total amounts to be paid by the Company with respect to this matter could range up to $917.0 thousand, management’s best estimate of the probable cost is $223.0 thousand. Accordingly, the Company has established a $223.0 thousand accrual as of December 31, 2012, which was recorded as a component of general and administrative expenses during the fourth quarter of 2012. It is not possible at this time to determine whether the Company will incur any fines, penalties or further liabilities in connection with this matter.

Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims which we believe will, individually or in the aggregate, have a material adverse effect on our business, financial position, operating results or cash flows.

Note 10 – Stockholders’ Equity

On May 11, 2012, the Company received a letter from NASDAQ Listing Qualifications informing it that the closing bid price of the Company’s common stock had been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ Marketplace Rule 5550(a)(2). The NASDAQ rules provided the Company with 180 days, or until November 7, 2012, to regain compliance. During this initial 180-day period, the Company’s shares continued to trade on The NASDAQ Capital Market. If at any time during that 180-day period the closing bid price of the Company’s common stock was at least $1.00 for a minimum of ten consecutive trading days, the Company would regain compliance and the matter would be closed. In the event that the Company did not regain compliance, it could be eligible for an additional 180-day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period.

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

Common Stock

During the year ended December 31, 2012, the Company cancelled 161,096 shares of its common stock, representing forfeited share grants in connection with employee terminations.

Preferred Shares

During the year ended December 31, 2012, the Company had no preferred stock transactions.

Note 11 - Stock Warrants

Information regarding outstanding warrants to purchase common stock of the Company is set forth below:

	Exercise	Issue	Expiration
Shares	Price	Date	Date	Description
3,010,412	$9.00	11/10/2009	11/10/2014	On October 31, 2009, the Company executed a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors (the "Investors") pursuant to which the Investors agreed to purchase shares of the Company's common stock. Pursuant to the Securities Purchase Agreement, each Investor received a warrant to purchase the equivalent number of shares of the Company's common stock that it purchased under the Securities Purchase Agreement. The Company may call the warrants if the closing price of shares of the Company's common stock is at least $27.00 per share for twenty (20) consecutive trading days, subject to certain conditions and minimum volume provisions. In addition, the Company may not effect any exercise of the warrants in an amount that would result in any Investor or its affiliates beneficially owning more than 9.99% of the outstanding shares of the Company's common stock upon such an exercise. Warrants issued pursuant to the Securities Purchase Agreement were exercisable upon issuance and have a five-year term.

1,041,667	$2.50	1/13/2011	1/13/2016	On January 13, 2011, the Company issued a warrant to purchase shares of its common stock at a price of $4.91 per share to ABB Technology Ventures Ltd. ("ABBTV") pursuant to the Securities Purchase Agreement in partial consideration for ABBTV's $10.0 million cash investment in the Company. This warrant was exercisable upon issuance. During the first quarter of 2012, the Company executed an Amendment to Warrant agreement with ABBTV, pursuant to which the exercise price of these warrants was reduced from $4.91 to $2.50 per share (see Note 15).

477,777	$0.60	2/17/2011	2/17/2016	On February 17, 2011, the Company issued a warrant to purchase shares of its common stock at a price of $0.60 per share to Shenzen Goch Investment Ltd. ("SGI") in accordance with an amendment to the Master Overhead Joint Venture Agreement, which is described more fully in Note 15. In March 2011, the warrants held by SGI were transferred to Codex Group, Inc. This warrant was exercisable upon issuance.

4,529,856

No warrants were granted, exercised, or expired during the year ended December 31, 2012.

Note 12 – Employee Benefit Plans and Share-Based Compensation

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) is a shareholder approved equity incentive plan which provides for broad-based equity grants to officers, directors, employees of, and consultants and advisers to the Company for up to approximately 10.2 million shares of common stock. The 2007 Plan permits the granting of stock options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of stock awards and stock appreciation rights at the discretion of the Company’s board of directors. Incentive stock options are issuable only to eligible officers and employees. Non-employee directors and consultants and advisers are eligible for non-statutory stock options only. Stock options granted under the 2007 Plan generally expire ten years after the grant date and generally become exercisable over a period of four years. Stock awards are issued on the date of grant and vest in accordance with the terms of the respective grant award, as determined by the Company’s board of directors. Certain option and stock awards provide for accelerated vesting in the event of a change in control (as defined in the 2007 Plan).

Stock options and stock awards granted to consultants and other nonemployees for goods or services received are measured at fair value and charged to expense upon receipt of the goods or over the service period, which typically equals the vesting term. The estimated fair value of such awards is subject to periodic revaluation over their vesting terms if the service period covers more than one financial reporting period.

401(k) Plan

The Company has established a safe-harbor 401(k) tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements. The Company matches employee contributions as follows: a dollar-for-dollar (100%) match on an eligible employee’s contribution that does not exceed three percent (3%) of compensation for the year and a fifty percent (50%) match on the next two percent (2%) of the employee’s contribution, subject to regulatory limits. All employer matching contributions immediately vest. Total expenses, including employer matching contributions and plan administration fees, incurred under the 401(k) plan for the years ended December 31, 2012 and 2011 were $280.0 thousand and $263.3 thousand, respectively.

Share-Based Compensation

The Company measures all employee share-based payment awards using a fair-value method. The grant date fair value of stock options is determined using the Black-Scholes valuation model, which requires the input of certain highly subjective assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method provided in the Securities Exchange Commission’s Staff Accounting Bulletin No. 107, which calculates the expected term as the midpoint between the vesting date and the end of the contractual term of the option. The risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term at the grant date. Stock price volatility is determined based on historical daily price observations for the Company’s shares for a period approximately equal to the option’s expected term at the grant date. The dividend yield was assumed to be zero as the Company has not paid, and does not anticipate paying, cash dividends on shares of common stock.

The Company has a policy of issuing new shares to satisfy stock option exercises and issuance of stock awards.

To-date, under the 2007 Plan, the Company has not granted any stock appreciation rights or stock options with performance or market conditions.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 was $0.62 and $1.77, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was zero, as no options were exercised during those years. Cash received from option exercises under the 2007 Plan for the years ended December 31, 2012 and 2011 was zero.

Total compensation for share-based payment arrangements recognized for the years ended December 31, 2012 and 2011 was $419.0 thousand and $929.0 thousand, respectively. Share-based compensation expense was recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
	2012	2011
General and administrative	$412	$929
Sales and marketing	7	-

	$419	$929

As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost, net of anticipated forfeitures, related to nonvested share-based payment arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the assumptions used in calculating the fair value of stock option awards granted during the years ended December 31, 2012 and 2011 is presented below:

	2012	2011

Expected term (in years)	5.75 – 6.25	1.75 – 5.00
Risk-free interest rate	0.89% – 1.41%	0.40% - 1.66%
Expected volatility	130% - 141%	78% - 146%
Expected dividend rate	0%	0%

A summary of option activity under the 2007 Plan as of December 31, 2012, and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2011	1,275,665	$5.06
Granted	1,865,912	0.68
Exercised	-	-
Forfeited	(60,000)	1.05
Expired	(289,999)	6.01
Outstanding at December 31, 2012	2,791,578	$2.13	8.86	$-
Exercisable at December 31, 2012	905,166	$4.83	7.16	$-

A summary of the status of the Company’s nonvested shares (bonus stock) as of December 31, 2012, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2011	415,513	$2.38
Granted	-	-
Vested	(219,224)	2.77
Forfeited	(161,096)	1.95

Nonvested at December 31, 2012	35,193	$1.95

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $104.1 thousand and zero, respectively.

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

International (“INTL”) - Ecotality Australia Pty Ltd. is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes Australia Pty Ltd. in its International segment and as other international subsidiaries are established, they will be included in the International segment as well.

Depreciation and amortization reported by segment includes depreciation of long-lived assets and in-service equipment and amortization of intangible assets. A significant portion of these costs are reported as cost of goods sold in the Company’s results of operations rather than as operating expenses. In total, depreciation and amortization equals the amount of depreciation and amortization as reported in the Company’s statement of cash flows for each reporting period. See Note 3 for information regarding depreciation and amortization expense by line for each reporting period as reported in the Company’s consolidated statements of operations.

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2012 is as follows:

	YEAR ENDED DECEMBER 31, 2012
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$52,982	$1,010	$535	$202	$-	$54,729
Intersegment revenues	205	128	-	52	(385)	-
Total consolidated revenues						54,729

Interest income	163	-	-	-	3	166
Interest expense	19	-	-	-	259	278
Depreciation and amortization	12,917	1	-	29	90	13,037

Reportable segment net income (loss) before corporate overhead allocation	(722)	(169)	144	(1,087)	-	(1,834)
Corporate overhead allocation	(7,452)	(138)	(67)	-	-	(7,657)
Depreciation on corporate assets	-	-	-	-	(90)	(90)
Reportable segment net income (loss)	(8,174)	(307)	77	(1,087)	(90)	(9,581)

Other significant noncash items:
Impairment losses	3,496	-	-	-	-	3,496

Total segment assets - excluding intercompany receivables	46,456	355	148	144	6,683	53,786

Capital expenditures	11,064	4	-	47	38	11,153

Summarized financial information concerning the Company’s reportable segments for the year ended December 31, 2011 is as follows:

	YEAR ENDED DECEMBER 31, 2011
	(In thousands)
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$26,226	$1,298	$644	$241	$-	$28,409
Intersegment revenues	113	7	-	25	(145)	-
Total consolidated revenues						28,409

Interest income	-	-	-	-	22	22
Interest expense	470	-	-	-	19	489
Depreciation and amortization	4,132	3	-	30	76	4,241

Reportable segment net income (loss) before corporate overhead allocation	(12,216)	71	111	(930)	-	(12,964)
Corporate overhead allocation	(8,589)	(590)	(252)	-	-	(9,431)
Depreciation on corporate assets	-	-	-	-	(77)	(77)
Reportable segment net income (loss)	(20,805)	(519)	(141)	(930)	(77)	(22,472)

Other significant noncash items:
Impairment losses	-	-	-	-	-	-

Total segment assets - excluding inter- company receivables and goodwill	38,830	330	164	377	7,316	47,017
Goodwill	3,496	-	-	-	-	3,496
Total segment assets	42,326	330	164	377	7,316	50,513

Capital expenditures	9,547	-	-	61	34	9,642

Information about Geographic Areas

Revenue by geography is based on the location of the customer from which the revenue is earned. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$53,174	$21,732	$27,246	$16,548
Other foreign countries	1,555	58	1,163	82

	$54,729	$21,790	$28,409	$16,630

Information about Major Customers

Revenue from one customer of the Company’s ECONA segment represents approximately $41.7 million and $19.8 million of the Company’s consolidated revenues for the years ended December 31, 2012 and 2011, respectively.

NOTE 14 – Agreement with Department of Energy (“DOE”) – EV Project

Original Agreement

On September 30, 2009, the Company’s Ecotality North America subsidiary (“ECONA”) signed an agreement with the DOE for a cost-reimbursable contract of approximately $99.8 million, of which $13.4 million was sub-funded to federal research and development centers. On June 17, 2010, ECONA was awarded a $15.0 million extension to the original cost-reimbursable contract, of which $1.2 million was sub-funded to federal research and development centers (such contract, as extended, the “DOE Contract”).  Total estimated costs under the contract were projected to be $218.7 million, of which approximately $120.9 million was projected to result in minimal costs to the Company as they relate to allowable costs for third party ownership (in-kind costs). Under the agreement, the DOE was to reimburse 45.8% ($100.2 million DOE share divided by $218.7 million total estimated costs) of total project costs incurred by ECONA, up to $100.2 million. The project commenced in October 2009 with a project period scheduled to run through April 2013.

Per the terms of the DOE Contract, ECONA performs services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (the “EV Project”).  ECONA obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as management of the overall project. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses. In addition, the Company can submit as allowable costs, certain estimated costs of ownership incurred by the owners of the vehicles in the program; which are not direct costs to the program but which qualify as Company reimbursable cost-share under the agreement for items which the Company incurs minimal costs.

In the early stages of the contract, the Company’s costs were primarily driven by labor, research and development of software and hardware. The billable costs and associated revenues generated in the later stages of the contract are driven by and subject to the number of electric vehicles that are deployed at any given time, in addition to the quantity of chargers which have been installed under the contract, as revenues related to installed chargers are initially deferred and subsequently recognized as the chargers are used in the delivery of services. To the extent that the deployment of vehicles is delayed, or the total number of vehicles is less than projected, or the quantity of installed chargers is less than projected, total realizable revenue and associated billable costs will be less than the full contract amount provides for.

Amendments to Original Agreement

In January 2012, the DOE notified the Company that it was proceeding with the definitization process and advised the Company verbally that a change would be made to disallow certain in-kind costs as being reportable under the agreement. The Company did not expect this change to impact the aggregate reimbursements by the DOE, because the total allowable in-kind costs, which are driven by the deployment of vehicles, was still expected to be sufficient to claim the maximum amounts allowed under the DOE Contract. However, in connection with these DOE communications, the Company revised its methodology to measure the cumulative effort incurred under the EV Project for purposes of recognizing grant revenue, and excluded the in-kind costs no longer allowed, effective beginning with the fourth quarter of 2011.

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

The effect of the change in estimate and cumulative catch-up adjustment during the year ended December 31, 2012 resulting from the July 2012 and August 2012 DOE Contract amendments was a $4.0 million net decrease in loss from operations, or $0.17 per share, summarized as follows: (i) $1.2 million cumulative catch-up adjustment recorded as an increase in revenues during the three months ended September 30, 2012, (ii) prospective adjustment to depreciation expense reported in cost of goods sold, related to assets in service under the agreement at the time of the July 2012 contract amendment, resulting in depreciation expense recognition over an extended performance period; thereby causing depreciation expense for the third and fourth quarters of 2012 for those assets to be $5.1 million less than would have been recorded under the original contract performance period, and (iii) prospective adjustment to recognition of deferred revenue existing at the time of the July 2012 contract amendment, resulting in revenue recognition over an extended performance period; thereby causing recognition of deferred revenue during the third and fourth quarters of 2012 to be $2.3 million ($5.1 million times 45.8%) less than would have been recorded under the original contract performance period.

Other

Under the federal regulations, upon the completion of the EV Project, there are three options for disposition of any remaining capital assets with a then-current fair value in excess of $5,000. The options are as follows: (1) retain the equipment by paying the DOE the remaining 47.6% of the fair value as determined at the end of the contract, (2) the DOE may buy out from the Company the remaining 52.4% of the fair value as determined at the end of the contract, or (3) the asset may be sold, with the Company entitled to 52.4% of the proceeds and the government entitled to 47.6%.

The Company submits claims for costs reimbursement to the DOE twice per month, and reimbursements are received shortly thereafter. On a project-to-date basis through December 31, 2012, the Company has received $84.8 million under the EV Project.

Disbursement of the DOE funds is subject to customary terms and conditions applicable to federal grants. The Company believes it is in compliance with all applicable terms and conditions.

Note 15 – Agreements with ABB Technology Ventures Ltd. and ABB Inc.

Securities Purchase Agreement

On January 10, 2011, the Company entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd (“ABBTV”) pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10 million.  At the January 13, 2011 closing of the investment, the Company issued 2,604,167 shares of its common stock to ABBTV at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant (the “ABBTV Warrant”) to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share, which was subsequently reduced to $2.50 per share, as described below.  The Company also entered into an Investor Rights Agreement with ABBTV pursuant to which, in January 2011, ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the net proceeds from the investment by ABBTV as an increase to common stock and additional paid-in capital during the quarter ended March 31, 2011.

Supplier Relationship Agreement

On January 10, 2011, the Company and ABB Inc. (“ABB”), an affiliate of ABBTV, entered into a Collaboration and Strategic Supplier Relationship Framework Agreement. This agreement set forth the general terms for the collaboration and strategic supplier relationship that ABB and the Company have agreed to implement between them and their affiliated companies. Also on January 10, 2011, the Company and ABB entered into the Collaboration and Strategic Supplier Relationship for North America Markets Agreement which set forth the terms of the supplier relationship between the Company and ABB with respect to the North American market.

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

Convertible Note Purchase Agreement

On March 13, 2012, the Company and ABBTV entered into a Convertible Note Purchase Agreement, pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, $5.0 million in aggregate principal amount of a 5.05% Unsecured Convertible Note due 2015 (the “Note”). The Convertible Note Purchase Agreement contains customary representations, warranties and agreements by the Company. In addition, the Company has agreed to indemnify the Investor against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Investor may be required to make in respect of those liabilities. The Note matures on March 13, 2015 and bears interest at a rate of 5.05% per annum, payable quarterly in arrears in cash on the final day of each fiscal quarter beginning on March 31, 2012. The Note is an unsecured obligation of the Company and is senior to the Company’s preferred stock and common stock and other unsecured debt. The Note is convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder at a per share conversion price equal to $1.27, subject to adjustment for stock splits, stock dividends, combinations and other corporate transactions.

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

The Note was recorded as a long term note payable, net of an $85.0 thousand discount which was applied to the note related to the value of re-pricing ABBTV’s pre-existing warrants (described below), during the quarter ended March 31, 2012. The discount on the long term note payable is being amortized over the life of the convertible note. See Note 8 for additional information and accounting treatment related to the Note.

Amendment to Warrant

In connection with the Convertible Note Purchase Agreement, the Company and ABBTV entered into an Amendment to Warrant (“Warrant Amendment”), amending the ABBTV Warrant to purchase up to 1,041,667 shares of common stock of the Company, which the Company issued to ABBTV on January 13, 2011. The Warrant Amendment reduced the exercise price applicable to the ABBTV Warrant from $4.91 per share to $2.50 per share. The warrant expires in January 2016.

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

On December 20, 2012, the Company entered into an Amendment and Restatement of the Blink License Agreement (the “Amended and Restated Blink License Agreement”). The Amended and Restated Blink License Agreement replaced the Blink License Agreement. As part of the Amended and Restated Blink License Agreement, ABB assigned any and all of its rights and obligations under the Blink License Agreement to ABB Technology Ltd, a Swiss entity and affiliate of ABB. In addition to the assignment of the Blink License, the Amended and Restated Blink License Agreement was also amended to reflect certain immaterial conforming changes and clarifications.

Note 16 – Agreement with Changchun Eco-Power Technology Co., Ltd

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

The JV Agreement was entered into pursuant to a Master Overhead Joint Venture Agreement entered into by the Company and Shenzhen Goch Investment Ltd. (“SGI”) on September 15, 2009. The Master Overhead Joint Venture Agreement was amended on January 10, 2011, and all of SGI’s economic interests in the amended Master Overhead Joint Venture Agreement were assigned to Green Valley International Energy Investment Company (an affiliate of SGI based in Beijing, China, “GV”), or to an affiliated entity assigned by GV. GV subsequently caused its affiliated entity, Changchun EPT, to enter into the JV Agreement. Pursuant to the amended Master Overhead Joint Venture Agreement, the Company granted to SGI warrants with an exercise price of $0.60 to purchase 477,777 shares of common stock of the Company. The $1.8 million valuation of the granted warrants was expensed as a component of general and administrative expenses in the statement of operations for the three months ended March 31, 2011, as it represented a release of exclusivity rights previously granted to SGI. In addition, pursuant to the amended Master Overhead Joint Venture Agreement, upon the final formation and contemplated $5.0 million total funding of the JV Company by Changchun EPT, SGI will be entitled to receive additional warrants with an exercise price of $0.60 to purchase 477,777 shares of the Company’s common stock.

As of December 31, 2012, no transactions with this joint venture have yet occurred; accordingly, the accompanying consolidated financial statements do not reflect any activity related to this joint venture. The Company anticipates accounting for this joint venture under the equity method.

Note 17 – Goodwill Impairment

The Company typically tests goodwill for possible impairment on an annual basis in the fourth quarter, and at any other time events occur or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. During the third quarter of 2012, the Company determined there were indicators of potential impairment of goodwill due to a significant and sustained decline in the Company’s market capitalization since March 31, 2012 (market capitalization was approximately $10.9 million as of September 30, 2012 compared to approximately $23.4 million as of March 31, 2012). Management determined this indicator warranted performing an interim test of goodwill for possible impairment during the quarter ended September 30, 2012.

Upon concluding that it was more-likely-than-not that the fair value of its ECONA reporting unit was less than its carrying amount, the Company performed a two-step goodwill impairment test, which is described as follows: In the first step, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of goodwill impairment loss, if any. The second step of the test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

At the time of the interim goodwill impairment test, the Company’s recorded goodwill balance of $3.5 million related solely to its ECONA reporting unit, which is also a reporting segment. The Company determined the best estimate of fair value for the ECONA reporting unit, which carried greater than 95% of the Company’s consolidated assets, to be the Company’s market capitalization based on the average closing market prices for the three days preceding the date of the interim test.

Based on the first step of the interim goodwill impairment test that was performed for ECONA, it was determined that the carrying amount of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the second step of the test in order to determine the amount of goodwill impairment, if any. Based on the results of the second step, the Company concluded that all $3.5 million of the goodwill recorded at ECONA was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $3.5 million during the three months ended September 30, 2012, representing all of the Company's recorded goodwill.

Note 18 – Subsequent Events

In March 2013, the Company cancelled 9,072 shares of its common stock, representing a forfeited share grant upon employee termination.

On March 7, 2013, the Company announced that it had entered into an operating agreement (the “Operating Agreement”) with ChargePoint, Inc. (“ChargePoint”, formerly known as Coulomb Technologies Inc.). Pursuant to the Operating Agreement, the Company and ChargePoint established Collaboratev, LLC, (“CJV”) a joint venture entity owned 50% by the Company and 50% by ChargePoint. The purpose of CJV is to (i) provide electric vehicle drivers with easy access to participating charging stations using common authentication credentials, (ii) enable single billing for all charging usage, (iii) accurately provide aggregated electric vehicle charging station location data, and (iv) utilize open national interoperability standards to allow financial billing reconciliation services among electric vehicle charging networks. Pursuant to the Operating Agreement, the Company and ChargePoint will jointly manage CJV and each party has the right to appoint two of the four representatives of CJV. A positive vote of both members of CJV is required to approve certain significant and material matters, including annual operating plans and budgets.

On April 1, 2013, 1,799,632 shares of the Company’s preferred stock were converted into 1,799,632 shares of the Company’s common stock.

On April 1, 2013, 85,000 shares of the Company’s common stock were issued under the 2007 Equity Incentive Plan to a third-party service provider in connection with the execution of a service agreement between the Company and the service provider.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended) designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act, as amended) were effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from being subject to annual auditor internal control attestation requirements imposed by section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We currently have seven seats on our Board of Directors. Our directors are elected each year by the stockholders at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders and until such director's successor is duly elected and qualified, or until such director's earlier death, resignation or removal.

In December 2012, Dave Kuzma passed away. Mr. Kuzma served as a director since December 2009 and served as the chairperson of both our Audit Committee and Compensation Committee during 2012. As of the date of this filing, this Board vacancy has not been filled.

Our executive officers are appointed by the Board and serve until their successors are appointed by the Board.

The following table sets forth certain information regarding the executive officers and directors of the Company. Below the table appears a brief description of each director’s business experience and their skills and attributes that led to the conclusion that each director should serve as a director of ECOtality. Biographical resumes of each officer are set forth below as well. The ages presented are as of December 31, 2012.

Name	Age	Position
H. Ravi Brar	44	President and Chief Executive Officer, Director
Susie Herrmann	44	Chief Financial Officer
Murray Jones	66	Chief Operating Officer
Donald Karner	61	Chief Innovation Officer, President of Ecotality North America
Kevin Cameron	44	Director
Daryl Magana	44	Director
E. Slade Mead	51	Director
Enrique Santacana	60	Director
Andrew Tang	41	Director

H. Ravi Brar has served as our Chief Executive Officer and President and as a director since September 2012. Mr. Brar joined the Company as Chief Financial Officer in November 2010. Prior to joining the Company, Mr. Brar served as Executive Vice President and Chief Financial Officer at Exigen Services, Inc., a global software development outsourcing company based in Russia and China, from September 2007 to June 2010. Prior to that, from 1999 to July 2007, he held various executive positions at Pac-West Telecomm, Inc., including Chief Financial Officer and Chief Operating Officer. Before Pac-West, Mr. Brar spent eight years with the Xerox Corporation, most recently as Director of Business Development for China, Russia and India from 1998 to 1999 and in other finance, sales and operational roles from 1991 to 1997. Mr. Brar holds a B.S. in Managerial Economics from the University of California, Davis and an MBA from the Katz Graduate School of Business at the University of Pittsburgh. Mr. Brar was nominated to serve as a director due to his deep familiarity with our Company’s business, his substantial financial and accounting experience and many years of senior management experience in a variety of sectors.

Susie Herrmann has served as our Chief Financial Officer since September 2012. Ms. Herrmann previously served as the Company’s Vice President of Corporate Finance and has been with the Company since February 2008. From September 2006 to February 2008, Ms. Herrmann was Controller for Innovative Brands, a consumer products start-up company in Phoenix, Arizona. From 2002 to 2006, Ms. Herrmann held various financial leadership positions at Cytec Engineered Materials, a multinational manufacturer of advanced materials, including Manager of Financial Planning and Analysis. Prior to Cytec, Ms. Herrmann provided finance and accounting services in various capacities for The Dial Corporation, Belae Brands, and Dover Electronics. Ms. Herrmann earned her B.S.in Accounting from Binghamton University in New York and is a Certified Public Accountant in the state of Arizona.

Murray Jones joined the Company as Chief Operating Officer in January 2012. Mr. Jones was most recently responsible for ABB’s Electric Vehicle charging range-ready infrastructure initiative in North America from 2010 to 2011. As part of that mission, Mr. Jones led ABB’s equity investment effort in ECOtality, Inc. He also led and managed the strategic relationship between ECOtality and ABB. Mr. Jones is a recipient of the Automotive News recognition as one of the Electrifying 100 of 2011.

Prior to joining ABB, Mr. Jones served as Director of Renewable Energy for Absolute Consulting Inc., from 2006 to 2010. Mr. Jones spent 33 years with GE in its industrial and automotive businesses. He holds a Bachelors of Science in Mechanical Engineering from Virginia Polytechnic Institute and State University (Virginia Tech) and a Masters of Business Administration from Vanderbilt University. He currently serves on the NEMA EVSE Section.

Donald Karner has served as our Chief Innovation Officer since July 2012 and has served as CEO of ECOtality North America since 1996. From 1988 to 1989, Mr. Karner served as the Chief Nuclear Officer for Arizona Public Service Company during the construction and commissioning of the 3800 MWe Palo Verde Nuclear Generating Station. During this period, Mr. Karner directed a staff of 3,000 and interfaced with and provided testimony for the multiple plant owners, the Nuclear Regulatory Commission, various State regulatory commissions and the financial community regarding plant matters. Mr. Karner earned a B.S. in Electrical Engineering from Arizona State University in 1973 and an M.S. in Nuclear Engineering from the University of Arizona in 1974.

On January 11, 2013, Mr. Karner notified the Company of his plan to retire on February 1, 2013 from his positions of Chief Innovation Officer and President of ECOtality North America.

Kevin Cameron has served as director since January 2012. Mr. Cameron is currently Chief Executive Officer of Ionetix Corporation, a privately held medical device company. Prior to joining Ionetix Corporation in March 2011, Mr. Cameron was a co-founder and president of Glass Lewis & Co. LLC, a leading provider of corporate governance services to institutional investors. Previously, Mr. Cameron was employed in various capacities by Moxi Digital and NorthPoint Communications. Mr. Cameron started his career as an attorney with the law firm of Kellogg, Huber, Hansen, Todd & Evans in Washington D.C., before which he was a law clerk for the United States Court of Appeals for the District of Columbia Circuit. Mr. Cameron holds a law degree from the University of Chicago and an undergraduate degree from McGill University in Canada. Mr. Cameron is currently a board member of Keryx Biopharmaceuticals, Inc. (NASD: KERX) and Reddy Ice Holdings, Inc. (NYSE: FRZ). Kevin Cameron was nominated to serve as a director because of his background in large scale network communications and the economics of implementing and operating large networks.

Daryl Magana has served as a director since December 2009. Mr. Magana is a Partner at Cybernaut Capital Management, a private equity firm with a focus on the China market. Mr. Magana joined Cybernaut in February of 2006 as Partner and Head of Global Operations. In 2002, Mr. Magana founded and was Chairman and CEO of the China based consulting and technology firm SRS2. In 1997, Mr. Magana founded Bidcom, one of the first application service providers. BidCom was recognized by Fortune magazine as one of its Top Ten Technology Companies in 1999. Mr. Magana is a respected technology expert and innovative web-pioneer featured in numerous conferences, major business publications, television and radio broadcasts and has served as guest lecturer at several universities including Harvard and Stanford. Mr. Magana attended the University of San Francisco. Mr. Magana was nominated to serve as a director due primarily to his global experience in finance and investment banking, which allows him to contribute broad financial and strategic planning expertise, particularly with respect to international operations.

E. Slade Mead served as a director from October 2007 until January 2011 and since December 15, 2011. From January 2011 until his re-election to serve as a director on December 15, 2011, Mr. Mead served as an independent Board observer and participated in Board meetings in a non-voting capacity.  Since July 2009, Mr. Mead has been the Director of College Placement at the Trinity-Pawling School in Pawling, New York.  Mr. Mead also provides consulting work representing professional athletes.  Previously, Mr. Mead worked for Advantage International, a leading global sports management firm, where he ran the London office and represented several professional tennis and baseball players. Between 2002 and 2004, Mr. Mead was an Arizona State Senator where he served on the Appropriations, Government and Education (Vice-Chair) Committees.  With a deep commitment to education, Mr. Mead was voted the Arizona School Board Legislator of the Year (2003), Arizona Women’s Political Caucus Legislator of the Year (2004), and Arizona Career Technical Education Policy Maker of the Year (2004).  Mr. Mead remains very active in education and state politics as he ran for Arizona Superintendent of Public Instruction in 2006, and is a Court appointed School Board and Receiver Board member for the Maricopa Regional School District.  Mr. Mead holds a Yale Undergraduate and attended the University of Connecticut Law School. Mr. Mead was nominated to serve as a director primarily due to his familiarity with our Company, understanding of our business and previous valuable service on the Board.

Enrique Santacana has served as a director since January 2011. Mr. Santacana is currently the President and Chief Executive Officer of ABB Inc. (“ABB”) and the Region Manager of ABB North America. Mr. Santacana joined ABB in 1977. Since then he has held a variety of management positions including Region Division Manager for Power Products in North America. Prior to that, he was Vice President and General Manager of the Medium Voltage Products business unit of ABB’s Power Technologies division in North America. A licensed professional engineer in North Carolina, Mr. Santacana is a member of the Institute of Electrical and Electronic Engineers and the National Society of Professional Engineers. Mr. Santacana earned a B.S. in Electrical Engineering from the University of Puerto Rico; an M.S. in Electric Power Engineering from Rensselaer Polytechnic Institute; and an MBA from Duke University. Mr. Santacana sits on the Board of Governors of the National Electrical Manufacturers Association where he is a member of the Executive Committee, and is also a member of the Business Roundtable where he is a Vice Chair of their Sustainable Growth Initiative. He has also served on the U.S. Department of Energy’s Electricity Advisory Committee where he helped the Department of Energy meet requirements of the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Mr. Santacana was nominated to serve as a director primarily based on his experience in the energy industry and his familiarity with the Department of Energy.

Andrew Tang has served as a director since January 2011. Mr. Tang currently serves as Managing Director of ABB Technology Ventures Ltd (“ABBTV”). Mr. Tang has over ten years of venture capital and investment banking experience. Prior to joining ABB, Mr. Tang was a Managing Director at DFJ DragonFund from 2006 to 2010. He was also a partner at Infineon Ventures, and has worked at Infineon Technologies and Credit Suisse First Boston. Mr. Tang earned a B.S. in Electrical Engineering from the University of Texas at Austin; an M.S. in Electrical Engineering from Massachusetts Institute of Technology; and an MBA from The Wharton School, University of Pennsylvania. Mr. Tang holds a U.S. patent and has been published in numerous technical journals in the advance materials field. Mr. Tang was nominated to serve as a director primarily based on his electrical engineering expertise and his years of experience in venture capital and investment banking, which allows him to contribute broad financial and strategic planning expertise.

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

Involvement in Certain Material Legal Proceedings

We and our ECOtality North America subsidiary, as well as certain individuals, received subpoenas from the SEC pursuant to a formal Private Order of Investigation in connection with a fact-finding inquiry as to trading in shares of the Company’s common stock from the period between August 1, 2008 and August 31, 2009. Upon commencement of the inquiry, the SEC informed the Company, and the terms of the subpoenas confirmed, that the fact-finding inquiry was not to be construed as a determination that violations of law had occurred. On November 13, 2012, the SEC informed the Company that the investigation had been completed as to the Company and that no action will be recommended against the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2012, directors, officers and beneficial owners of more than 10% of a registered class of the Company’s equity securities did comply with the Section 16(a) filing requirements applicable to them, except that: (i) Kevin Cameron filed one late report relating to a grant of stock options; (ii) David Kuzma filed one late report relating to a grant of stock options; (iii) E. Slade Mead filed one late report relating to a grant of stock options; and (iv) Daryl Magana filed one late report relating to a grant of stock options.

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

Director Nomination Procedures

The procedures by which security holders may recommend director nominees are described in our 2012 Proxy Statement, under the caption “Shareholder Director Recommendation Policy,” filed with the SEC on October 17, 2012. There have been no changes to those procedures since that filing.

Audit Committee

Our Board has established a separately-designated standing audit committee. Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor.

Our Board has determined that all of the members of the Audit Committee are “independent” as that term is defined under applicable SEC rules and in the current listing standards of the NASDAQ Capital Market.

During 2012, our Audit Committee consisted of David Kuzma (Chairperson and Audit Committee financial expert), Kevin Cameron and Daryl Magana. Effective during 2013, our Audit Committee consists of Kevin Cameron (Chairperson and Audit Committee financial expert), E. Slade Mead, and Daryl Magana.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities to us for the years ended December 31, 2012 and 2011 for our principal executive officer, the two most highly compensated executive officers of the Company who were serving as executive officers at the end of 2012, and our former principal executive officer (collectively, our “named executive officers”). Information for 2011 is not provided for Mr. Jones as he was not a named executive officer for that year.

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($) (14)		Option Awards ($) (14)		Non- Equity Incentive Plan Compensation ($)	Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Ravi Brar	(1)	2012	278,958	-	-		747,947	(2)	-	-	10,000	(13)	1,036,905
President and CEO; Former Chief Financial Officer		2011	250,000	31,250	28,082	(3)	644,266	(4)	-	-	4,500	(13)	958,098

Donald B. Karner	(5)	2012	315,000	-	-		-		-	-	9,208	(13)	324,208
Former Chief Innovation Officer; President of ECOtality North America		2011	315,000	39,375	338,383	(6)(7)	29,908	(8)	-	-	11,182	(13)	733,848

Murray Jones		2012	297,917	-	-		95,770	(9)	-	-	-		393,687
Chief Operating Officer

Jonathan R. Read	(1)	2012	234,724	-	-		-		-	-	486,921	(10)	721,645
Former President and CEO		2011	363,912	43,750	303,314	(11)(12)	-		-	-	-		710,976

(1)  On September 12, 2012, Mr. Brar replaced Mr. Read as President, Chief Executive Officer and Director for the Company.

(2)  On December 6, 2012, options to purchase 1,443,912 shares of the Company's common stock at an exercise price of $0.58 per share (closing market price on that date) were issued to Mr. Brar as compensation for services valued at $747,947. These options vest as follows: 270,731 shares on September 12, 2013; 30,081 shares on the first of each month beginning on October 1, 2013 through August 1, 2015 (twenty-three vesting tranches); 30,089 shares on September 1, 2015; 37,602 shares on the first of each month beginning on October 1, 2015 through August 1, 2016 (eleven vesting tranches); and 37,607 shares on September 1, 2016.

(3)  On September 29, 2011 we issued 14,401 restricted shares of the Company's common stock to Mr. Brar as compensation for services valued at $28,082, based on the closing market price of $1.95 on that date. The restricted shares vest at a rate of 50% per year.

(4)  On November 19, 2010, options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.53 per share (closing market price on that date) were issued to Mr. Brar as compensation for services valued at $644,266. These options vest at a rate of 25% per year.

(5)  On January 11, 2013, Mr. Karner notified the Company of his plan to retire on February 1, 2013 from his positions of Chief Innovation Officer and President of ECOtality North America.

(6)  On July 22, 2011, upon the approval of the Compensation Committee, 100,000 restricted shares of the Company's common stock were granted to Mr. Karner valued at $303,000, computed based on the closing market price of $3.03 on that date. The restricted shares vested on January 22, 2012.

(7)  On September 29, 2011 we issued 18,145 restricted shares of the Company's common stock to Mr. Karner as compensation for services valued at $35,383, based on the closing market price of $1.95 on that date. The restricted shares vest at a rate of 50% per year.

(8)  On January 3, 2012, options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.05 per share (closing market price on that date) were issued to Mr. Jones as compensation for services valued at $95,770. These options vest at a rate of 50% per year.

(9)  On July 22, 2011, options to purchase 25,000 shares of the Company’s common stock at an exercise price of $3.03 per share (closing market price on that date) were issued to Mr. Karner at the direction of the Board valued at $29,908. These options vested on January 22, 2012.

(10)  Amount includes car allowance and accrued vacation and severance due Mr. Read per terms of his separation agreement in connection with his September 12, 2012 termination of employment. Through December 31, 2012, $8,000 car allowance, $54,154 vacation and $121,362 severance had been paid to Mr. Read. As of December 31, 2012, the remaining $303,405 accrued severance due Mr. Read is payable in equal monthly installments of $30,340 through October 31, 2013.

(11)  On September 29, 2011 we issued 20,161 restricted shares of the Company's common stock as compensation for services valued at $39,314, based on the closing market price of $1.95 on that date. The restricted shares vest at a rate of 50% per year. In connection with Mr. Read’s termination of employment effective September 12, 2012; 10,080 restricted shares scheduled to vest on September 6, 2013 were forfeited prior to vesting.

(12)  On November 8, 2011 triggering conditions were met under the employment contract with Mr. Read resulting in the grant of an equity award. We issued 137,500 restricted shares of the Company's common stock valued at $264,000, based on the closing market price of $1.92 on that date. The restricted shares vest at a rate of 33.3% per year. In connection with Mr. Read’s termination of employment effective September 12, 2012, all of the shares issued pursuant to this award were forfeited prior to vesting.

(13)  Employer match on employee 401(k) contributions.

(14)  These amounts represent the grant date fair value for each of the Stock Awards (restricted stock) and Option Awards (stock options) granted to our named executive officers in 2012 and in 2011, computed in accordance with ASC Topic 718, representing the aggregate compensation cost as of the grant date to be recognized over the service period, excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2012 and 2011is included in Note 12 – Employee Benefit Plans and Share-Based Compensation in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Employment Agreements with Named Executive Officers

H. Ravi Brar

On December 6, 2012, we entered into a four-year Employment Agreement with H. Ravi Brar to continue his service as our Chief Executive Officer and President for an annual salary of $325,000 (subject to annual increases at the discretion of the Company’s board of directors). In addition to his annual salary, Mr. Brar is eligible to receive an annual performance bonus (the “Incentive Bonus”) with a target bonus percentage of 50% of his annual base salary (subject to achievement of certain cash flow, revenue, and net income performance targets), and eligibility to be granted shares and/or options to purchase shares of the Company’s common stock, as determined by our board of directors.

In the event of a termination of employment by the Company without cause or by Mr. Brar for good reason, outside the change in control protection period (as described below), Mr. Brar will receive, subject to delivery of a release of claims: (i) cash severance equal to 12 months’ salary continuation, (ii) continued medical coverage for 12 months, and (iii) a pro-rated amount of the Incentive Bonus Mr. Brar would have received had he continued employment through the date the Incentive Bonus, if any, would have been paid to him (the “Bonus Payment Date”).

In the event of a termination of Mr. Brar’s employment by the Company without cause or by Mr. Brar for good reason within sixty (60) days prior to, or within 365 days following a change in control, Mr. Brar will receive, subject to delivery of a release of claims: (i) the full amount Mr. Brar would have received as an Incentive Bonus related to the year of termination had he continued employment through the Bonus Payment Date, (ii) cash severance equal to 18 months’ salary continuation, (iii) continued medical coverage for 18 months, and (iv) 100% acceleration of vesting of all of his equity awards.

Mr. Brar is subject to certain restrictions on competition and solicitation during his employment with us and for one year thereafter, as well as separate confidentiality and intellectual property obligations.

Murray Jones

On January 1, 2012, we entered into a two-year employment agreement with Mr. Jones providing for an annual salary of $275,000. In addition to his annual salary, Mr. Jones is eligible for an annual performance bonus to be determined by the Chief Executive Officer or the Board, with a target of 30% of Mr. Jones’ base salary. Mr. Jones is also eligible for stock compensation at the discretion of the Board.

If Mr. Jones is terminated without cause, or if he terminates his employment with the Company for good reason, he will be entitled to continue to receive his base salary and health benefits for a period of 12 months following the termination date in addition to payment of a pro-rated target bonus and vesting of options through the termination date. Mr. Jones will receive similar benefits in the event that he is terminated without cause or resigns for good reason (i) within 60 days prior to a change of control transaction as a result of or in connection with such transaction or (ii) within 12 months following a change of control transaction.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents certain information concerning the outstanding option and restricted stock awards held by each named executive officer as of December 31, 2012. The Market Values below are based on the reported closing market price of the Company’s common stock on the NASDAQ Capital Market as of December 31, 2012 ($0.44 per share).

	Option Awards						Stock Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Ravi Brar (1)	100,000	100,000	-	3.53	11/19/2020	(2)	-	-	-		-
President and CEO;	-	1,443,912	-	0.58	12/6/2022	(3)	-	-	-		-
Former CFO	-	-	-	-			-	-	7,200	(4)	3,168

Donald B. Karner (5)	300,000	-	-	5.39	4/26/2020	(5)	-	-	-		-
Former Chief Innovation Officer and	25,000	-	-	3.03	7/22/2014	(5)	-	-	-		-
President of ECOtality	-	-	-	-			-	-	9,072	(4)(6)	3,992
North America

Murray Jones	50,000	50,000	-	1.05	1/3/2022	(7)	-	-	-		-
Chief Operating
Officer

Jonathan R. Read (1)(8)	-	-	-	-			-	-	-		-
Former President
and CEO

(1)  On September 12, 2012, Mr. Brar replaced Mr. Read as President, Chief Executive Officer and Director for the Company.

(2)  Stock option award shall vest one-fourth (1/4) on November 19, 2011; one-fourth on November 19, 2012; one-fourth on November 19, 2013; and one-fourth on November 19, 2014, provided the named executive officer is continuously a service provider with the Company through each vesting date.

(3)  Stock option award shall vest as follows: 270,731 shares on September 12, 2013; 30,081 shares on the first of each month beginning on October 1, 2013 through August 1, 2015 (twenty-three vesting tranches); 30,089 shares on September 1, 2015; 37,602 shares on the first of each month beginning on October 1, 2015 through August 1, 2016 (eleven vesting tranches); and 37,607 shares on September 1, 2016, provided the named executive officer is continuously a service provider with the Company through each vesting date.

(4)  Each of the restricted stock awards shall vest on September 6, 2013, provided the named executive officer is continuously a service provider with the Company through the vesting date.

(5)  On January 11, 2013, Mr. Karner notified the Company of his plan to retire on February 1, 2013 from his positions of Chief Innovation Officer and President of ECOtality North America. All fully vested and exercisable options held by Mr. Karner will expire if not exercised within ninety (90) days (on May 2, 2013) of his termination of employment.

(6)   In connection with Mr. Karner’s termination of employment effective February 1, 2013, 9,072 stock awards scheduled to vest on September 6, 2013 were cancelled and returned to the available for future issuance pool under the 2007 Equity Incentive Plan.

(7)  Stock option award shall vest one-half (1/2) on January 3, 2013 and one-half on January 3, 2014, provided the named executive officer is continuously a service provider with the Company through each vesting date.

(8)  For purposes of this table, Mr. Read is considered a named executive officer. However, in connection with Mr. Read’s termination of employment on September 12, 2012, all nonvested stock awards held by him on that date were cancelled and returned to the available for future issuance pool under the 2007 Equity Incentive Plan. In addition, all vested options held by Mr. Read on that date were not exercised within ninety (90) days of his termination and were thus cancelled and returned to the available for future issuance pool under the 2007 Equity Incentive Plan on December 11, 2012. As of December 31, 2012, Mr. Read held no exercisable or unexercisable option awards, nor any nonvested stock awards.

2007 Equity Incentive Plan

In January 2007, we adopted and which was approved by the stockholders in August 2009, an equity incentive plan which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, together with the grant of stock awards and stock appreciation rights at the discretion of our Board. Incentive stock options are issuable only to our eligible officers and employees. Our non-employee directors and consultants are eligible for non-statutory stock options only.

The plan is administered by our Board. Under the plan, the Board determines which individuals will receive options, stock awards or stock appreciation rights, vesting terms, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

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

No options may be transferred by an optionee other than by will or the laws of descent and distribution. During the lifetime of an optionee, the option is exercisable only by the optionee. Options under the plan must be granted within ten years from the effective date of the plan and the exercise date of an option cannot be later than ten years from the date of grant. Any options that expire unexercised or that expire upon an optionee’s termination of employment with the Company will become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding.

401(k) Plan

We have established a safe-harbor 401(k) tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements. We match employee contributions as follows: a dollar-for-dollar (100%) match on an eligible employee’s contribution that does not exceed three percent (3%) of compensation for the year and a fifty percent (50%) match on the next two percent (2%) of the employee’s contribution, subject to regulatory limits. All employer contributions immediately vest.

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

We have entered into indemnification agreements with each of our directors, executive officers and certain other persons. Under the terms of these indemnification agreements, we are obligated to indemnify and to advance expenses to the indemnitees to the fullest extent permitted by applicable law.

Director Compensation

Directors receive a quarterly retainer fee for their service on the Board, and additional fees for their service as members or chairperson of any committees. These fees are typically paid in the form of cash and stock options. Mr. Santacana and Mr. Tang do not receive any fees for their service on the Board. All directors are reimbursed for their reasonable out-of-pocket expenses in serving on the Board or any committee of the Board. The following table presents the compensation received by our non-employee directors during the year ended December 31, 2012:

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
E. Slade Mead	(3)	$40,500	$8,264	-	-	-	$48,764
Daryl Magana	(4)	$42,000	$8,264	-	-	-	$50,264
Dave Kuzma	(5)	$59,000	$8,264	-	-	-	$67,264
Kevin Cameron	(6)	$47,000	$8,264	-	-	-	$55,264

(1)  These amounts represent the grant date fair value for each of the Option Awards (stock options) granted to our directors, computed in accordance with ASC Topic 718, representing the aggregate compensation cost as of the grant date to be recognized over the service period, excluding the effect of estimated forfeitures. A discussion of the assumptions used in the calculation of these amounts for awards granted in 2012 is included in Note 12 – Employee Benefit Plans and Share-Based Compensation in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for the year ended December 31, 2012.

(2)  The table below sets forth the aggregate number of nonvested stock awards and outstanding option awards held by our non-executive directors as of December 31, 2012:

Name	Stock Awards	Option Awards
E. Slade Mead	-	26,000
Daryl Magana	-	30,000
Dave Kuzma	-	33,000
Kevin Cameron	-	8,000

(3)  E. Slade Mead served as a member of the Board and served on the Compensation Committee and the Nominating Committee. Mr. Mead received $8,750 per quarter as a Board service retainer, $750 per quarter for services on the Compensation Committee and $625 per quarter for services on the Nominating Committee. In the first quarter, Mr. Mead received 8,000 options as a Board service retainer with an estimated grant date fair value of $1.033 per option.

(4)  Daryl Magana served as a member of the Board and served on the Audit Committee and the Nominating Committee. Mr. Magana received $8,750 per quarter as a Board service retainer, $1,000 per quarter for services on the Audit Committee and $750 per quarter for services on the Compensation Committee. In the first quarter, Mr. Magana received 8,000 options as a Board service retainer with an estimated grant date fair value of $1.033 per option.

(5)  Dave Kuzma served as a member of the Board and served as chair of the Audit Committee and as chair of the Compensation Committee. Mr. Kuzma received $8,750 per quarter as a Board service retainer, $3,500 per quarter for services as the Audit Committee Chair and $2,500 per quarter for services as the Compensation Committee Chair. In the first quarter Mr. Kuzma received 8,000 options as a Board service retainer with an estimated grant date fair value of $1.033 per option.

(6)  Kevin Cameron served as a member of the Board and served on the Audit Committee and as chair of the Nominating Committee. Mr. Cameron received $8,750 per quarter as a Board service retainer, $1,000 per quarter for services on the Audit Committee and $2,000 per quarter for services as the Nominating Committee Chair. In the first quarter Mr. Cameron received 8,000 options as a Board service retainer with an estimated grant date fair value of $1.033 per option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our Board upon exercise of options, warrants or rights under our existing equity compensation plans, which is comprised solely of our 2007 Equity Incentive Plan:

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,791,578	$2.13	7,001,179

Equity compensation plans not approved by security holders	-	$-	-

Total	2,791,578	$2.13	7,001,179

Security Ownership of Certain Beneficial Owners and Management –

The following table sets forth certain information regarding the beneficial ownership of the outstanding shares of our common stock as of April 9, 2013, based on 25,629,930 shares outstanding as of that date, by:

1.	Each of our executive officers and directors,
2.	All of our directors and executive officers as a group, and
3.	Each person who is known us to be the beneficial owner of more than 5% of the common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The addresses of all executive officers and directors are in care of our company.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, rights to acquire beneficial ownership of our common stock within sixty (60) days of April 9, 2013 are considered outstanding. Such rights include (i) shares of common stock issuable upon the exercise of outstanding options or warrants held by that person that are currently exercisable or exercisable within sixty days; (ii) shares of common stock issuable upon conversion of a convertible note; and (iii) shares of common stock issuable upon conversion of convertible preferred stock. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

				Number of
				Shares
				Beneficially
				Owned	Percent

Executive officers and directors
H. Ravi Brar, CEO, President and Director, ECOtality, Inc.	(1)	(6)		199,401	*
Susie Herrmann, CFO, Ecotality Inc.	(1)	(7)		60,947	*
Murray Jones, COO, Ecotality Inc.	(1)	(8)		50,000	*
Kevin Cameron, Director	(1)	(9)		8,000	*
Daryl Magana, Director	(1)	(10)		421,596	1.64%
E. Slade Mead, Director	(1)	(11)		46,676	*
Enrique Santacana, Director	(1)			-	*
Andrew Tang, Director	(1)			-	*

All directors and executive officers as a group (8 persons)				786,620	3.04%

5% and greater beneficial owners
ABB Technology Ventures, LTD	(2)	(12)		9,197,841	30.05%
Valley 2010 Investment LLC., Global LearnNet Ltd., Codex Group, Inc.	(3)	(13)	(16)	2,690,471	9.99%
AWM Investment Company, Inc., Austin W. Marxe and David M. Greenhouse	(4)	(14)		1,615,488	6.30%
Enable Growth Partners LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC	(5)	(15)	(16)	2,578,346	9.99%

* Less than 1%

(1)	The address for these shareholders is c/o ECOtality, Inc., One Montgomery Street, Suite 2525, San Francisco, CA 94104.

(2)	The address for these shareholders is Affolternstrasse 44, P.O. Box 1831, CH-8050, Zurich, Switzerland.

(3)	The address for these shareholders is 24910 La Loma Ct., Los Altos Hills, CA 94022.

(4)	The address for these shareholders is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)	The address for these shareholders is One Ferry Building, Suite 255, San Francisco, CA 94111.

(6)	H. Ravi Brar owns 99,401 shares of common stock. He also has rights to 100,000 options exercisable at $3.53. Shares owned = 99,401 + options 100,000 = 199,401 beneficially owned shares.

(7)	Susie Herrmann owns 10,947 shares of common stock. She also has rights to 50,000 options exercisable at $5.39. Shares owned = 10,947 + options 50,000 = 60,947 beneficially owned shares.

(8)	Murray Jones has rights to 50,000 options exercisable at $1.05.

(9)	Kevin Cameron has rights to 8,000 options exercisable at $1.16.

(10)	Daryl Magana owns 391,596 shares of common stock. He also has rights to 14,500 options exercisable at $4.60, 7,500 options exercisable at $2.74 and 8,000 options exercisable at $1.16. Shares owned = 391,596 + options 30,000 = 421,596 beneficially owned shares.

(11)	E. Slade Mead owns 20,676 shares of common stock. He also has rights to 13,000 options exercisable at $4.60, 5,000 options exercisable at $2.74 and 8,000 options exercisable at $1.16. Shares owned = 20,676 + options 26,000 = 46,676 beneficially owned shares.

(12)	ABB Ltd, ABB (Asea Brown Boveri) Ltd. and ABB Technology Ventures Ltd. are presented here as an affiliated group (“ABB”). ABB owns 4,219,167 shares of our common stock. ABB has 1,041,667 warrants associated with the January 10, 2011 Securities Purchase Agreement which are currently exercisable at $2.50 per share. ABB also holds a $5.0 million convertible note pursuant to an Unsecured Convertible Note Purchase Agreement dated March 13, 2012 that is convertible into 3,937,007 shares of common stock at a per share conversion price equal to $1.27. Shares owned = 4,219,167 + warrants 1,041,667 + convertible debt 3,937,007 = 9,197,841 beneficially owned shares.

(13)	Valley 2010 Investment LLC and Global LearnNet Ltd. collectively own an aggregate 1,388,889 shares of our common stock and 1,388,888 warrants exercisable at $9.00 per share, associated with the October 31, 2009 Securities Purchase Agreement. Valley 2010 Investment LLC and Codex Group, Inc. (“Codex”) own 1,744,018 preferred shares associated with the July 12, 2011 and the October 31, 2009 Securities Purchase Agreements, which are convertible to common shares at a rate of one for one. Codex owns 477,777 warrants, currently exercisable at $0.60 per share; which were originally granted to Shenzen Goch Investment Ltd. (“SGI”) pursuant to the Amendment to Master Overhead Joint Venture Agreement, dated January 10, 2011, between us and SGI; and were transferred to Codex in March 2011. The warrants and preferred shares held by Valley 2010 Investment LLC, Global LearnNet Ltd. and Codex (collectively, "Valley") are subject to the Ownership Limitation of 9.99% (see Note 16 below) which prohibits exercise of warrants or conversion of preferred shares which would result in Valley's beneficial ownership in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including the shares of common stock issued upon such exercise and/or conversion). Shares owned of 1,388,889 + warrants 1,866,665 + convertible preferred 1,744,018 = 4,999,572 Beneficial Ownership before Limitation. Beneficial Ownership subject to 9.99% Limitation = Total outstanding shares 25,629,930 + assumed conversion and/or exercise 1,301,582 = 26,931,512 * 9.99% = 2,690,471 shares Beneficial Ownership after Limitation.

The natural person with voting or investment power over Valley 2010 Investment LLC, Global LearnNet Ltd. and Codex is Yuqing Xu.

(14)	Based solely on information as set forth on Sch 13G/A filed with the SEC on February 13, 2013. Includes 403,990 shares of common stock owned by Special Situations Cayman Fund, L.P. ("SSCF") and 1,211,498 shares of common stock owned by Special Situations Fund III QP, L.P. ("SSFQ"). Austin W. Marxe ("Marxe") and David M. Greenhouse ("Greenhouse") are the controlling principals of AWM Investment Company, Inc. ("AWM"), the general partner of and investment advisor to SSCF. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of SSFQ. Marxe and Greenhouse are also members of SST Advisers, LLC; the general partner of Special Situations Technology Fund, L.P. ("TECH”) and Special Situations Technology Fund II, L.P. ("TECH II”). AWM serves as the investment adviser to SSFQ, TECH and TECH II. Shares owned = 403,990 +1,211,498 = 1,615,488 beneficially owned shares.

(15)	Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund LLC (collectively, "Enable"), are presented here as an affiliated group. This affiliation is based solely on information as set forth in Item 4 on Sch 13G/A filed with the SEC on February 11, 2011 by Enable Capital Management, LLC, ("ECM") Enable Growth Partners, LP ("EGP") and Mitchell S. Levine. "The securities" are "owned by certain investment limited partnerships, including EGP, and other client accounts, for which ECM serves as general partner and/or investment manager. ECM, as EGP's and those other investment limited partnerships' and client accounts' general partner and/or investment manager, and Mitchell S. Levine, as managing member and majority owner of ECM, may therefore be deemed to beneficially own the securities owned by EGP and such other investment limited partnerships and client accounts for the purpose of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended, insofar as they may be deemed to have the power to direct the voting or disposition of those securities." Based on correspondence between fund representatives and us, Enable owns an aggregate of 2,399,132 shares of our common stock. In connection with the October 31, 2009 Securities Purchase Agreement, Enable owns 2,786,000 shares of preferred stock, which are currently convertible to common shares at a rate of one for one, and 277,778 warrants, which are currently exercisable at $9.00 per share. The warrants and preferred shares held by Enable are subject to the Ownership Limitation of 9.99% (see Note 16 below) which prohibits exercise of warrants or conversion of preferred shares which would result in Enable's beneficial ownership in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including the shares of common stock issued upon such exercise and/or conversion). Shares owned of 2,399,132 + warrants 277,778 + convertible preferred 2,786,000 = 5,462,910 Beneficial Ownership before Limitation. Beneficial Ownership subject to 9.99% Limitation = Total outstanding shares 25,629,930 + assumed conversion and/or exercise 179,214 = 25,809,144 * 9.99% = 2,578,346 shares Beneficial Ownership after Limitation.

(16)	Beneficial Ownership Limitation of 9.99%. The conversion of the convertible notes and the exercise of the warrants are subject to restrictions that prohibit conversion or exercise to the extent that, after giving effect to such conversion or exercise, the holder of the convertible notes or warrants (together wish such holder’s affiliates, and any other person or entity acting as a group together with such holder or any of such holder’s affiliates) would, as a result of such conversion or exercise, beneficially own in excess of 9.99% of the total number of issued and outstanding shares of our common stock (including for such purposes the shares of common stock issued upon such conversion and/or exercise).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

All transactions and relationships in which the company and our directors and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the board of directors, such as the independent and disinterested members of the board. The members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval are required under applicable law, including SEC and NASDAQ rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the board may consider:

•	the nature of the related person's interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	the importance of the transaction to the company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and
•	any other matters the Audit Committee or the independent and disinterested members of the board deem appropriate.

Reportable Related Party Transactions

Other than as disclosed below, since January 2011, there have been no transactions or proposed transactions where we (or any of our subsidiaries) were or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, executive officer or any member of their immediate family, or beneficial holder of more than 5% of our outstanding common or preferred stock, has had or will have any direct or indirect material interest.

Transactions with ABB Technology Ventures and their affiliates

ABB Technology Ventures Ltd (“ABBTV”) is a beneficial owner of more than five percent (5%) of our common stock.

Securities Purchase Agreement. On January 10, 2011, we entered into a Securities Purchase Agreement with ABBTV pursuant to which ABBTV agreed to purchase shares of our common stock for an aggregate purchase price of $10 million.  At the January 13, 2011 closing of the investment, we issued 2,604,167 shares of our common stock to ABBTV at a purchase price of $3.84 per share.  We also issued to ABBTV a warrant (the “ABBTV Warrant”) to purchase 1,041,667 shares of our common stock at an exercise price of $4.91 per share, which was subsequently reduced to $2.50 per share, as described below.  We also entered into an Investor Rights Agreement with ABBTV pursuant to which, in January 2011, ABBTV nominated two members which were appointed to our Board of Directors. We recorded the net proceeds from the investment by ABBTV as an increase to common stock and additional paid-in capital during the quarter ended March 31, 2011.

Supplier Relationship Agreement. On January 10, 2011, we entered into a Collaboration and Strategic Supplier Relationship Framework Agreement and a Collaboration and Strategic Supplier Relationship for North America Markets Agreement with ABB Inc. (“ABB”), an affiliate of ABBTV. On March 13, 2012, these two agreements were amended and superseded by the 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement (the “2012 Amended and Restated Collaboration Agreement”). The 2012 Amended and Restated Collaboration Agreement, among other things, sets out the general framework upon which we and ABB and their affiliates will collaborate to develop and manufacture next generation electrical vehicle charging systems and to define the supplier relationship between us and ABB with respect to the North American market.

Convertible Note Purchase Agreement. On March 13, 2012, we entered into a Convertible Note Purchase Agreement with ABBTV, pursuant to which we issued a $5.0 million convertible note payable to ABBTV (the “Note”). In addition to customary representations, warranties and agreements, we have agreed to indemnify ABBTV against certain liabilities, including liabilities under the Securities Act, or to contribute to payments ABBTV may be required to make in respect of those liabilities. The Note matures on March 13, 2015 and bears interest at a rate of 5.05% per annum, payable quarterly in arrears in cash on the final day of each fiscal quarter beginning on March 31, 2012. The Note is an unsecured obligation and is senior to our preferred stock and common stock and other unsecured debt. The Note is convertible into shares of our common stock at any time, in whole or in part, at the option of the holder at a per share conversion price equal to $1.27, subject to adjustment for stock splits, stock dividends, combinations and other corporate transactions.

The Note was recorded as a long term note payable, net of an $85.0 thousand discount which was applied to the note related to the value of re-pricing ABBTV’s pre-existing warrants (described below), during the quarter ended March 31, 2012. The discount on the long term note payable is being amortized over the life of the convertible note. During fiscal 2012, we recorded $202.3 thousand in interest expense on the Note.

Amendment to Warrant. In connection with the Convertible Note Purchase Agreement, we amended the ABBTV Warrant to purchase up to 1,041,667 shares of our common stock, which we issued to ABBTV on January 13, 2011. The amendment reduced the exercise price applicable to the ABBTV Warrant from $4.91 per share to $2.50 per share. The warrant expires in January 2016.

Blink License Agreement. On March 13, 2012, we entered into a license agreement with ABB relating to our electric vehicle smart charging network (the “Blink License Agreement”). Subject to certain restrictions, the Blink License Agreement grants to ABB and its affiliates (i) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (ii) the right to use certain of our trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (iii) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, we received $5.0 million from ABB, of which during the quarter ended March 31, 2012, $2.4 million was recorded as other income, related to the value of the partial release of exclusivity to the North American Market provided for in the 2012 Amended and Restated Collaboration Agreement, and $2.6 million was recorded as revenue related to the Blink License Agreement.

On December 20, 2012, we amended and replaced the Blink License Agreement. As part of the Amended and Restated Blink License Agreement, ABB assigned any and all of its rights and obligations under the Blink License Agreement to ABB Technology Ltd, a Swiss entity and affiliate of ABB.

Director Independence

Under the current listing standards of the NASDAQ Capital Market, a majority of our Board of Directors must consist of independent directors. The Board of Directors has determined that each of the following directors is “independent” as that term is defined under the current listing standards of the NASDAQ Capital Market: Kevin Cameron, Daryl Magana, Enrique Santacana, Andrew Tang and E. Slade Mead. The Board of Directors has also determined that each of the members of our Audit Committee, Compensation Committee and Nominating Committee is an independent director under the current listing standards of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees paid or accrued by ECOtality for the audit, audit-related, tax and other services provided by McGladrey LLP for the years ended December 31, 2012 and 2011:

Services	2012	2011
Audit fees	$554,000	$511,000

Audit-related fees	39,000	34,000

Tax fees	45,000	78,000

All other fees	-	-

Total fees	$638,000	$623,000

Audit Fees

This category includes fees associated with our annual audit and reviews of our quarterly reports on Form 10-Q. This category also includes fees associated with assurance services related to accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements. Also includes professional services rendered in connection with the March 2012 Convertible Note Purchase Agreement, which is described above under the caption “Reportable Related Party Transactions,” and professional services rendered with respect to our registration statements filed on Form S-3.

Audit-Related Fees

Consists principally of audit services related to schedules of expenditures of federal awards associated with our DOE Contract. All services reported under this category were approved by the audit committee.

Tax Fees

Consists of professional services rendered in connection with tax preparation, compliance, advice and assistance.

Audit Committee Pre-Approval Policy

The Company’s independent auditor pre-approval policy provides for an annual process through which the Audit Committee evaluates the nature and scope and estimated cost of the audit prior to commencement of the audit.

The Audit Committee also evaluates audit-related, tax and other services that are proposed, along with the anticipated cost of such services. Requests for pre-approvals are presented to the Audit Committee at the time of the committee’s regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit related and non-audit related services to be performed by the Company’s independent auditors on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 23, 2009 and incorporated herein by reference.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 4, 2009 and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 2, 2011 and incorporated herein by reference.

4.1	Form of Stock Certificate, filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

10.1 †	2007 Stock Incentive Plan, filed as an exhibit to the registration statement on Form SB-2/A filed with the Securities and Exchange Commission on April 17, 2007 and incorporated herein by reference.

10.2	Form of Warrant, dated as of July 2, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009 and incorporated herein by reference.

10.3	Form of Warrant, dated as of October 31, 2009, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2009 and incorporated herein by reference.

10.4	Master Agreement to Lease Equipment, December 20, 2010 by and between the Company and Cisco Systems Capital Corporation, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.5	Amendment to Master Overhead Joint Venture Agreement, dated January 10, 2011, by and between the Company and Shenzhen Goch Investment Ltd., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.6	Securities Purchase Agreement, dated as of January 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.7	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2011 and incorporated herein by reference.

10.8	Amended and Restated Investor Rights Agreement, dated as of February 10, 2011, by and between ECOtality, Inc. and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011 and incorporated herein by reference.

10.9 †	Form of Indemnification Agreement entered into between ECOtality, Inc. and each of its directors and certain executive officers, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2011 and incorporated herein by reference.

10.10	Agreement Relating to The EV Project, by and between Electric Transportation Engineering Corporation and the U.S. Department of Energy, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 23, 2011 and incorporated herein by reference.

10.11	Underwriting Agreement, dated as of June 22, 2011, by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2011 and incorporated herein by reference.

10.12	Master Services Contract No. 2011-061 dated July 5, 2011 by and between the Company and the Bay Area Air Quality Management District, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.13	State of California Grant Agreement, ARV-09-005, California Energy Commission, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.14 †	Restricted Stock Award Agreement, dated July 22, 2011, by and between the Company and Donald Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.15 †	Incentive Stock Option Agreement, dated July 22, 2011, by and between the Company and Donald Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.16 †	Restricted Stock Award Agreement, dated July 22, 2011, by and between the Company and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.17 †	Incentive Stock Option Agreement, dated July 22, 2011, by and between the Company and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.18 †	Acknowledgement of Receipt of Incentive Equity and Release of Claims, dated July 22, 2011, by and between the Company and Donald Karner and Kevin Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011 and incorporated herein by reference.

10.19 †	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Jonathan R. Read, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.20 †	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and H. Ravi Brar, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.21 †	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Barry S. Baer, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.22 †	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Donald B. Karner, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.23 †	Restricted Stock Award Agreement, dated September 29, 2011, by and between the Company and Kevin P. Morrow, filed as an exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011 and incorporated herein by reference.

10.24	Assistance Agreement (Award No. DE-EE0005501), effective September 30, 2011, awarded to the Company by the U.S. Department of Energy, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2011 and incorporated herein by reference.

10.25 †	Employment Agreement, dated as of November 1, 2011, by and between the Company and Jonathan R. Read, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2011 and incorporated herein by reference.

10.26 †	Employment Agreement, dated as of January 1, 2012, by and between the Company and Murray Jones, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2012 and incorporated herein by reference.

10.27	Convertible Note Purchase Agreement, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.28	Form of Unsecured Convertible Note, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.29	Registration Rights Agreement, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.30	Amendment to Warrant, dated as of March 13, 2012, by and between the Company and ABB Technology Ventures Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.31	Amended and Restated Blink License Agreement, dated as of December 20, 2012, by and between the Company, ABB Inc., and ABB Technology Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012 and incorporated herein by reference.

10.32	The 2012 Amended and Restated Collaboration and Strategic Supplier Relationship Framework Agreement, dated as of March 13, 2012, by and between the Company and ABB Inc., filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012 and incorporated herein by reference.

10.33	Equity Joint Venture Contract, dated June 27, 2012, between ECOtality Asia Pacific Ltd and Changchun Eco Power Technology Co, Ltd, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012 and incorporated herein by reference.

10.34 †	Separation Agreement and Release of Claims by and between Jonathan R. Read and the Company, dated September 12, 2012, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012 and incorporated herein by reference.

10.35 †	Employment Agreement, entered into on December 6, 2012 and effective as of September 12, 2012, by and between ECOtality, Inc. and H. Ravi Brar, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2012 and incorporated herein by reference.

21.1*	List of subsidiaries.

23.1*	Consent of McGladrey LLP, Independent Registered Public Accounting Firm

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**+	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**++	The following financial information from Ecotality’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for each of the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for each of the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.
† Indicates management contract or compensatory plan.

+ In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished on Exhibit 32 will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

++ In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ECOTALITY, INC.

Signature	Title	Date

/s/ H. Ravi Brar	Chief Executive Officer	April 15, 2013
H. Ravi Brar

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOTALITY, INC.

Signature	Title	Date

/s/ H. Ravi Brar	Chief Executive Officer,	April 15, 2013
H. Ravi Brar	President and Director (Principal Executive Officer)

/s/ Susie Herrmann	Chief Financial Officer	April 15, 2013
Susie Herrmann	Principal Financial and Accounting Officer

/s/ Kevin Cameron	Director	April 15, 2013
Kevin Cameron

/s/ Andrew Tang	Director	April 15, 2013
Andrew Tang

/s/ Daryl Magana	Director	April 15, 2013
Daryl Magana

/s/ E. Slade Mead	Director	April 15, 2013
E. Slade Mead

/s/ Enrique Santacana	Director	April 15, 2013
Enrique Santacana

