Form 10-Q
period 2013-03-31
ECOTALITY, INC.
filed 2013-05-15
CIK 1301206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2013 was 25,629,930 shares.

ECOTALITY, INC.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

ECOTALITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,394	$6,414
Restricted cash	200	200
Receivables, net of allowance for bad debts of $93 and $96 as of March 31, 2013 and December 31, 2012, respectively	2,670	966
Receivables, other	1,197	1,207
Inventory	17,951	20,966
Prepaid expenses and other current assets	1,128	1,235
Total current assets	26,540	30,988
Property and equipment, net	23,233	21,790
Other assets	33	37
Intangible assets, net	985	971
TOTAL ASSETS	$50,791	$53,786
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,687	$2,659
Accrued payroll	1,246	1,128
Unearned revenue, current portion	18,732	23,812
Warranty reserves	580	578
Current portion of capital lease obligations	117	116
Accrued liabilities, other	8,362	6,057
Total current liabilities	31,724	34,350
Long term portion of unearned revenue	721	631
Convertible note, less unamortized discount of $55 and $62 as of March 31, 2013 and December 31, 2012, respectively	4,945	4,938
Capital lease obligations	71	101
Other long term debt	188	188
TOTAL LIABILITIES	37,649	40,208
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized, 6,330 shares issued and outstanding as of March 31, 2013 and December 31, 2012	6	6
Common stock, $0.001 par value, 1,300,000 shares authorized, 23,830 and 23,754 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	24	24
Additional paid-in capital	128,148	127,987
Accumulated deficit	(114,928)	(114,340)
Accumulated other comprehensive loss	(108)	(99)
TOTAL STOCKHOLDERS' EQUITY	13,142	13,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,791	$53,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOTALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Revenue
Product	$1,905	$1,422
Service	14,029	9,635
License	-	2,593
Total revenue	15,934	13,650
Cost of goods sold
Product	1,055	1,014
Service	8,929	7,482
Total cost of goods sold	9,984	8,496
Gross profit	5,950	5,154
Operating expenses:
Sales and marketing	1,152	1,215
Research and development	469	326
General and administrative	4,801	4,912
Total operating expenses	6,422	6,453
Loss from operations	(472)	(1,299)
Interest income	2	165
Interest expense	(82)	(20)
Other income, net	4	2,404
Income (loss) before income taxes	(548)	1,250
Income tax expense	(40)	(1)
Net income (loss)	$(588)	$1,249
Net income (loss) per share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
Weighted-average common shares outstanding:
Basic	23,728,622	23,626,328
Diluted	23,728,622	23,843,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOTALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Net income (loss)	$(588)	$1,249
Other comprehensive loss:
Foreign currency translation adjustments	(9)	(4)
Comprehensive income (loss)	$(597)	$1,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOTALITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(588)	$1,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	148	155
Fair value of common stock issued for professional services	13	-
Depreciation and amortization	4,918	3,028
Amortization of discount on notes payable	7	-
Amortization of debt issuance costs	4	-
Change in restricted cash	-	87
Gain on disposal of property and equipment	(16)	-
Gain on settlement of capital lease termination	-	(147)
Changes in operating assets and liabilities:
Accounts receivable	(1,694)	(2,008)
Inventory	(152)	(8,624)
Prepaid expenses and other current assets	106	(389)
Accounts payable	28	(4,975)
Unearned revenue	(4,989)	3,169
Warranty reserves	3	(65)
Accrued liabilities	2,421	359
Net cash provided by (used in) operating activities	209	(8,161)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,187)	(2,225)
Proceeds from sale of property and equipment	26	-
Purchases of intangibles	(31)	(110)
Net cash used in investing activities	(3,192)	(2,335)
Cash Flows from Financing Activities:
Proceeds on settlement agreement and release of capital lease	-	57
Payments on long term debt and capital lease obligations	(28)	(100)
Proceeds from borrowing on notes payable	-	5,000
Net cash provided by (used in) financing activities	(28)	4,957
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net decrease in cash and cash equivalents	(3,020)	(5,543)
Cash and cash equivalents – beginning of period	6,414	9,591
Cash and cash equivalents – end of period	$3,394	$4,048
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$70	$84
Assets disposed of during the settlement agreement and release of capital lease	$-	$1,579
Inventory transferred to property and equipment	$3,167	$1,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOTALITY, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation

Ecotality, Inc. (“Ecotality” or the “Company”) is a provider of a comprehensive range of products and services in the design, testing, and installation of advanced electric vehicle (“EV”) charging and energy storage systems.  The Company provides three primary product and service offerings: Blink, Minit-Charger and eTec Labs. ECOtality offers electric vehicle charging stations under the Blink brand and provides a turnkey network operating system for EV drivers, commercial businesses and utilities. Minit-Charger manufactures and distributes fast-charging systems for material handling and airport ground support vehicles. eTec Labs is a research and testing resource for government agencies, automotive OEMs, and utilities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X, consistent in all material respects with those applied in its financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The 2012 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by GAAP. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

As described more fully in Note 16, during the second quarter of 2012, the Company entered into an agreement providing for a 40% ownership interest in a Chinese joint venture, subject to approval by Chinese government authorities.  As of March 31, 2013, no transactions with this joint venture have yet occurred; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this agreement.

As described more fully in Note 17, during the first quarter of 2013, the Company entered into an operating agreement with ChargePoint, Inc. providing for a 50% ownership interest to both parties in the agreement.  As of March 31, 2013, no transactions have yet occurred in connection with this agreement; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this agreement.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements.  Significant estimates used in these financial statements include, but are not limited to, measurement of the valuation allowance relating to deferred tax assets, warranty liability, allowance for excess and obsolete inventory, share-based compensation costs, allowance for bad debts and estimates of future cash flows from and the economic useful lives of long-lived assets. Actual results may differ significantly from those estimates.  To the extent there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  There have been no changes to previously reported stockholders’ equity or net loss.

Revenue Recognition

The Company derives revenue from sales of products and services and government grants related to clean energy technologies. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured.

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

Many government contracts are subject to definitization (finalization of certain terms and conditions within the general scope of the contract) and change orders. Government regulations allow for the commencement of work by contractors prior to definitization in order to enable time-sensitive procurement to begin. The government negotiates equitable adjustments with contractors if appropriate based on the terms of definitization or change order. Any changes in service period are accounted for prospectively as a change in accounting estimate.  Any resulting changes in either the total amounts that could be claimed by the Company or the nature of the allowable expenses are accounted for as changes in estimated revenues, cost of sales, and the related effect to operating income using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on current and prior periods.

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

Refer to Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”).  ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The Company adopted ASU 2011-11 for its first quarter ended March 31, 2013.  The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”).  This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements.  The amendments in this update that will not have transition guidance were effective upon issuance. The amendments in this update that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012.  The Company adopted the amendments in ASU 2012-04 which did not have transition guidance for its fourth quarter ended December 31, 2012 and adopted the amendments in ASU 2012-04 which did have transition guidance for its first quarter ended March 31, 2013.  The adoption of the amendments in ASU 2012-04 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, ("ASU 2013-01").  ASU 2013-01 was issued to limit the scope of the new balance sheet offsetting disclosure requirements as prescribed by ASU 2011-11.  ASU 2013-01 clarifies that ordinary trade payables and receivables are not within the scope of ASU 2011-11.  Specifically, ASU 2013-01 limits the scope of ASU 2011-11 to apply only to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either (i) offset on the balance sheet or (ii) subject to a master netting arrangement or similar agreement.  ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The Company adopted ASU 2013-01 for its first quarter ended March 31, 2013.  The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements, as it represents only a scope reduction to a previously issued ASU.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”).  ASU 2013-02 requires entities to report information about reclassifications out of accumulated other comprehensive income ("AOCI") and changes in AOCI balances by component.  For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented (either on the face of the statement where net income is presented or in the notes).  For items that are not reclassified to net income in their entirety in the same reporting period (e.g., pension amounts that are included in inventory), a cross reference to other disclosures is required in the notes.  ASU 2013-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2012.  This ASU is to be applied prospectively and early adoption is permitted.  The Company adopted ASU 2013-02 for its first quarter ended March 31, 2013.  The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements, as it represents only a modification of disclosure requirements within the financial statements.

Note 3 — Balance Sheet Components

Other Receivables

Other receivables consisted of the following as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
Unbilled revenue	$737	$809
Current portion of CEC contract holdbacks (a)	437	370
Other	23	28
	$1,197	$1,207

(a)
Project billings for which a portion of the payments are withheld pending completionof the project.  The California Energy Commission ("CEC") contract calls for a 10% holdback on all billings and is scheduled to end in 2013.

Inventory

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

Inventory consisted of the following as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$378	$533
Work-in-process	39	35
Finished goods	17,792	20,792
Total inventory	18,209	21,360
Less: allowance for excess and obsolete items	(258)	(394)
Inventory, net	$17,951	$20,966

Property and Equipment

Property and equipment consisted of the following as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$40,916	$34,910
Buildings	576	576
Vehicles	2,011	2,288
Furniture and fixtures	283	273
Leasehold improvements	803	811
Computer software	3,036	2,938
Total property and equipment	47,625	41,796
Less: accumulated depreciation	(24,392)	(20,006)
Property and equipment, net	$23,233	$21,790

Assets acquired under capital lease obligations are amortized in a manner consistent with the Company’s depreciation policy for owned assets. Charges resulting from the amortization of assets recorded under capital leases are included with depreciation expense.  Depreciation and amortization expense related to property and equipment was approximately $4.9 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

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

Intangible assets consisted of the following as of the periods indicated (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$290	$(61)	$290	$(54)
Patents, in service	760	(35)	449	(25)
Patents, not in service	31	-	311	-
Total	$1,081	$(96)	$1,050	$(79)

Amortization expense related to intangible assets was $17.3 thousand and $12.8 thousand for the three months ended March 31, 2013 and 2012, respectively.

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

Unearned revenue consisted of the following as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
DOE EV Project	$16,162	$21,026
CEC Project	1,424	1,459
Other	1,867	1,958
Total unearned revenue	19,453	24,443
Less current portion	(18,732)	(23,812)
Long term portion of unearned revenue	$721	$631

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

The changes in the carrying amounts of accrued warranty reserves for the three months ended March 31, 2013 are as follows (in thousands):

Beginning balance, December 31, 2012	$578
Additional warranty accrued	38
Costs applied to warranty accrual	(36)
Ending balance, March 31, 2013	$580

Note 4 – Fair Value Measurements

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

The carrying amounts of the Company’s cash and cash equivalents are equal to their fair value, categorized as a Level 1 measurement within the fair value hierarchy.  The carrying amounts of the Company’s other financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair values based on their short-term nature and are categorized as a Level 1 measurement within the fair value hierarchy.

The fair value of the Company’s convertible note as of March 31, 2013 and December 31, 2012 was estimated at $5.6 million and $4.8 million, respectively.  The Company determined the estimated fair value of this note through use of a binomial option pricing model, which is an unobservable input categorized as a Level 3 measurement within the fair value hierarchy.

The carrying amount of the Company’s other long term debt approximates its fair value based on interest rates available to the Company for similar debt instruments and the remaining period until maturity of the debt. The fair value of the Company’s other long term debt is categorized as a Level 2 measurement within the fair value hierarchy.

Note 5 – Net Income (Loss) per Common Share – Basic and Diluted

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

As the Company reported a net loss for the three months ended March 31, 2013, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive.  Accordingly, basic net loss per common share is equal to diluted net loss per common share for the three months ended March 31, 2013.

For the three months ended March 31, 2012 the two-class method was used and the net earnings were allocated between common and preferred holders to compute the dilutive effect of the preferred shares. The Company's 5.05% Convertible Note (see Note 10), represents potentially dilutive shares, however, the conversion price of the note was higher at March 31, 2012 than the average share price, thus the note was determined to be anti-dilutive. The Company's outstanding stock options with a strike price lower than the average share price were evaluated for dilutive effect, but the proceeds from the strike price, when taken together with the unamortized future compensation amount, yielded a price higher than the average share price, making them anti-dilutive. Outstanding warrants with a strike price lower than the average share price have been included as a dilutive factor.

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
BASIC

Numerator:
Net income (loss)	$(588)	$1,249
Less: amount allocable to preferred shareholders	-	(264)
Net income (loss) available to common shareholders	$(588)	$985

Denominator:
Weighted average number of common shares outstanding	23,761,295	23,915,468
Less: weighted average number of nonvested restricted stock	(32,673)	(289,140)

Weighted average number of common shares outstanding - basic	23,728,622	23,626,328
Basic net income (loss) per common share	$(0.02)	$0.04

DILUTED

Numerator:
Net income (loss) available to common shareholders	$(588)	$985

Denominator:
Weighted average number of common shares outstanding - basic	23,728,622	23,626,328
Effect of dilutive securities:
Warrants to purchase common stock	-	217,171

Weighted average number of common shares outstanding - diluted	23,728,622	23,843,499
Diluted net income (loss) per common share	$(0.02)	$0.04

The following table summarizes potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012

Outstanding options to purchase common stock	4,297	1,608
Warrants to purchase common stock	4,530	4,052
Shares issuable upon conversion of preferred stock	6,330	-
Shares issuable upon conversion of convertible note	3,937	3,937

Note 6 – Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands) (a):

	Foreign Currency Translation	Total

Beginning balance	$(99)	$(99)
Other comprehensive loss before reclassifications	(9)	(9)
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive loss	(9)	(9)
Ending balance	$(108)	$(108)

(a) Amounts in parentheses indicate debits.

Note 7– Stockholders’ equity

Listing Rule Compliance

On May 11, 2012, the Company received notice from NASDAQ Listing Qualifications informing it that the closing bid price of the Company’s common stock had been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ Listings Rule 5550(a)(2). The NASDAQ rules provided the Company with 180 days, or until November 7, 2012, to regain compliance through attaining closing bid prices of the Company’s stock of at least $1.00 for a minimum of ten consecutive trading days at any time during the 180 day compliance period.  The Company did not regain compliance during the initial compliance period, and on October 19, 2012, formally requested approval from NASDAQ for an additional 180-day compliance period.  On November 8, 2012, NASDAQ granted the Company’s request and extended the compliance period for an additional 180 calendar days, or until May 6, 2013.  Effective with the close of market on April 29, 2013, the Company attained a tenth consecutive business day with a closing bid price of the Company’s common stock of at least $1.00.  On April 30, 2013, NASDAQ Listing Qualifications notified the Company that it had regained compliance and the matter is now closed.

Common Stock

In March 2013, the Company cancelled 9,072 shares of its common stock, representing a forfeited share grant upon employee termination.

In March 2013, 85,000 shares of the Company’s common stock were issued under the 2007 Equity Incentive Plan to a third-party service provider in connection with the execution of a service agreement between the Company and the service provider.

Preferred Stock

During the three months ended March 31, 2013, the Company had no preferred stock transactions.

Note 8 – Warrants

Information regarding outstanding warrants to purchase common stock of the Company is set forth below:

Shares	Exercise Price	Issue Date	Expiration Date	Description
3,010,412	$9.00	11/10/2009	11/10/2014
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
On February 17, 2011, the Company issued a warrant to purchase shares of its common stock at a price of $0.60 per share to Shenzen Goch Investment Ltd. ("SGI") in accordance with an amendment to the Master Overhead Joint Venture Agreement, which is described more fully in Note 16. In March 2011, the warrants held by SGI were transferred to Codex Group, Inc. This warrant was exercisable upon issuance.

4,529,856

No warrants were granted, exercised, or expired during the three months ended March 31, 2013.

Note 9 - Share-Based Compensation

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

A summary of stock option and nonvested restricted stock activity within the Company’s share-based compensation plan and changes for the three months ended March 31, 2013, is as follows:

	Stock Options		Nonvested Restricted Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	2,791,578	$2.13	35,193	$1.95
Granted	1,525,000	0.76	-	-
Exercised	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	(9,072)	1.95
Expired	(20,000)	5.39	-	-
Outstanding at March 31, 2013	4,296,578	$1.63	26,121	$1.95

Total compensation for share-based payment arrangements recognized for the three months ended March 31, 2013 and 2012 was approximately $148.0 thousand and $155.0 thousand, respectively.

Note 10 – Debt

Convertible Note

On March 13, 2012, the Company received $5.0 million cash in exchange for a convertible note payable to ABB Technology Ventures Ltd (“ABBTV”).  In connection with the issuance of this convertible note, the Company modified warrants held by ABBTV to decrease the exercise price of the warrants.  The convertible note, which is described more fully in Note 15, bears interest at a rate of 5.05% per annum and payable quarterly in arrears, matures on March 13, 2015, and is convertible into shares of the Company’s common stock at a per share conversion price equal to $1.27.  The Company evaluated the convertible note for embedded derivatives through an assessment of its (i) non-contingent conversion option, and (ii) contingent redemption features where the settlement amount is determined by reference to the Company’s stock price. The Company identified as embedded derivatives potentially requiring separate recognition the following contingent redemption features: (i) redemption upon change of control, (ii) stock price achieving 300% of the conversion price, and (iii) redemption and increase of interest upon certain events of default. Due to the remote probability of the underlying contingent events occurring under circumstances which might result in significant differences between the settlement amount and the carrying value of the note, the Company concluded that the fair value of the embedded derivatives otherwise requiring separate recognition has not been material to date.  The Company also concluded that no portion of the note should be allocated to additional paid in capital as a beneficial conversion feature at the issuance date, since the conversion price on that date exceeded the fair value of the underlying stock.  The convertible note was recorded as long-term debt, net of an $85.0 thousand discount representing the fair value of the warrant modification, which discount will be amortized through the maturity date of the note.  The carrying amount of the convertible note, net of the unamortized debt discount, was $4.9 million as of March 31, 2013 and December 31, 2012.

Capital Lease Obligations and Other Long Term Debt

Capital lease and other long term debt obligations, which are described below, consisted of the following as of the periods indicated (in thousands):

	March 31, 2013		December 31, 2012
	Capital Leases	Other Long Term Debt	Capital Leases	Other Long Term Debt
Building Note	$-	$188	$-	$188
Cisco Equipment Lease	188	-	217	-
Total	188	188	217	188
Less current portion	(117)	-	(116)	-
Noncurrent portion	$71	$188	$101	$188

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

Note 11 – Leases

Operating Leases

The Company leases equipment and facilities with third parties which are classified as operating leases.  Certain of these leases contain month-to–month lease terms which require no future obligation; however, all leases containing terms with stated durations expire at various dates through October 2014.

Total rent expense included in the condensed consolidated statements of operations was approximately $188.0 thousand and $277.0 thousand for the three months ended March 31, 2013 and 2012, respectively.

Capital Leases

The Company also leases equipment with third parties which are classified as capital leases.  The economic substance of these leases is that we are financing the purchase of equipment through leases and, accordingly, such leases are recorded as assets and liabilities.  The assets acquired under capital leases and the related accumulated amortization is included in property and equipment, net in the condensed consolidated balance sheets. The related amortization is included in general and administrative expense in the condensed consolidated statements of operations.  See Note 10 for a summary of outstanding obligations under capital leases as of March 31, 2013 and December 31, 2012.

Note 12 – Commitments and Contingencies

License Agreement

In May 2006, CalTech filed a provisional patent application on hydrogen technology being developed between Ecotality and the Jet Propulsion Laboratory (“JPL”). CalTech is the assignee of JPL’s patent and technology rights. In May 2007, a non-provisional patent application was filed with CalTech as assignee and Ecotality, Inc. as exclusive licensee of the technology for a Method and System for Storing and Generating Hydrogen. The patent was issued on May 31, 2011. In June 2006, Ecotality entered into a License Agreement with CalTech which related to electric power cell technology developed at JPL. In addition to consideration already given, the License Agreement contemplated certain additional consideration involving fee payments. To date, no additional fees have been paid in connection with the License Agreement. The accrued liability associated with the unpaid license fees was $198.2 thousand and $185.7 thousand at March 31, 2013 and December 31, 2012, respectively.

Contingencies

On November 27, 2012, the Company was informed that the Wage and Hour Division of the U.S. Department of Labor (“DOL”) is investigating the Company to determine its compliance with the Davis Bacon Contract Act, the Fair Labor Standards Act and other Federal Labor laws and regulations.  In connection with this investigation, the Company received requests for employment and labor related information and records regarding compliance with employee wage, hour and other conditions and practices of employment.  Indications are that the DOL believes the Company has misclassified certain employees under the Fair Labor Standards Act and failed to classify and pay certain other individuals prevailing wages under the Davis Bacon Contract Act.  The DOL has indicated that if it is conclusively determined that the Company violated certain of these labor laws and regulations, it will be required to make the appropriate payments of back wages and other amounts to employees and contractors, and the Company may be subject to fines or penalties.  As of December 31, 2012, the Company determined that while it is reasonably possible that the total amounts to be paid with respect to this matter could range up to $917.0 thousand, management’s best estimate of the probable cost was $223.0 thousand.  Accordingly, the Company established a $223.0 thousand accrual as of December 31, 2012, which was recorded as a component of general and administrative expenses during the fourth quarter of 2012.  As of March 31, 2013, the Company revised its previous estimates based on new information.  As of March 31, 2013, the Company determined that while it is reasonably possible that the total amounts to be paid with respect to this matter could range up to $1.1 million, management’s best estimate of the probable cost was $597.0 thousand, resulting in an additional $374.0 thousand charge to general and administrative expenses in the first quarter of 2013.  The Company continues to cooperate with the DOL in the investigation and has recently begun to discuss with the DOL what wages, fines or penalties may be appropriate in this matter.  It is not possible at this time to determine the nature of fines, penalties or further liabilities the Company may incur in connection with this matter.

Litigation

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims which we believe will, individually or in the aggregate, have a material adverse effect on our business, financial position, operating results or cash flows.

Note 13 - Segment Information

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker (the “CODM”) in deciding the allocation of resources and assessing performance. The Company’s CODM utilizes segment income (loss) to assess segment performance.  The Company operates its business in four reportable segments, which are described as follows:

Ecotality North America (“ECONA”) is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECONA’s primary product offerings include: (i) the Blink line of charging stations for passenger vehicle applications, represented by Blink Level 2 residential and commercial chargers and Blink DC Fast Chargers, (ii) the Minit-Charger line of advanced fast-charge systems for industrial applications including material handling and airport ground support equipment, and (iii) testing and consulting services to utilities and government agencies, including programs such as Advanced Vehicle Testing Activities and Advanced Vehicle Testing and Evaluation for the DOE, the EV Micro-Climate program, and services provided under the EV Project.

Innergy provides unique power solutions including solar and battery pack manufacturing and assembly, and electric charging station assembly, repair and maintenance. The Company’s Mexico production facility supports these low cost services with a well-trained labor force.

Fuel Cell Store (“FUEL CELL”) is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International (“INTL”) - Ecotality Australia Pty Ltd. (“ECO Australia”) is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes ECO Australia in its International segment and as other international subsidiaries are established, they will also be included in the International segment.

During the first quarter of 2013, ECO Australia assigned its contract with the Australia State of Victoria’s Department of Transportation (“VDOT”) to a third party.  As a result, the Company recognized the remaining deferred revenue under the VDOT contract and expensed the remaining net book value of equipment capitalized under the VDOT contract, resulting in net income for the first quarter of 2013 for this reporting segment.

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2013 and 2012 follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2013
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$15,368	$250	$103	$213	$-	$15,934
Intersegment revenues	34	80	-	-	(114)	-
Total consolidated revenues						15,934

Interest income	-	-	-	-	2	2
Interest expense	3	-	-	-	79	82
Depreciation and amortization	4,840	-	-	55	23	4,918

Reportable segment net income before corporate overhead allocation	1,133	64	30	114	-	1,341
Corporate overhead allocation	(1,854)	(40)	(12)	-	-	(1,906)
Depreciation on corporate assets	-	-	-	-	(23)	(23)
Reportable segment net income (loss)	(721)	24	18	114	(23)	(588)

Total segment assets - excluding inter-company receivables and goodwill	45,260	384	142	54	4,951	50,791
Goodwill	-	-	-	-	-	-
Total segment assets	45,260	384	142	54	4,951	50,791

Capital expenditures	3,177	-	-	-	10	3,187

	THREE MONTHS ENDED MARCH 31, 2012
	ECONA	INNERGY	FUEL CELL	INTL	Corporate / Eliminations	TOTAL
Revenues	$13,055	$360	$154	$81	$-	$13,650
Intersegment revenues	12	-	-	1	(13)	-
Total consolidated revenues						13,650

Interest income	164	-	-	-	1	165
Interest expense	-	-	-	-	20	20
Depreciation and amortization	3,001	-	-	6	21	3,028

Reportable segment net income (loss) before corporate overhead allocation	1,373	74	32	(280)	-	1,199
Corporate overhead allocation	68	2	1	-	-	71
Depreciation on corporate assets	-	-	-	-	(21)	(21)
Reportable segment net income (loss)	1,441	76	33	(280)	(21)	1,249

Total segment assets - excluding inter-company receivables and goodwill	43,896	341	142	382	5,377	50,138
Goodwill	3,496	-	-	-	-	3,496
Total segment assets	47,392	341	142	382	5,377	53,634

Capital expenditures	2,203	-	-	-	22	2,225

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

Per the terms of the DOE Contract, ECONA performs services to undertake deployment of electric vehicles and charging infrastructure in certain locations within the United States (this initiative, the “EV Project”).  ECONA obligations under the agreement include production and installation of charging units, support of electric vehicle deployment, program operation, gathering and analysis of data and preparation of electric vehicle use reports for the DOE, as well as management of the overall project. Costs eligible for reimbursement include both capital expenditures and operating expenses incurred under the EV Project, including costs of charging units, materials, salaries, overhead, outsourced and subcontracted expenses, and other operating expenses.  In addition, the Company can submit as allowable costs, certain estimated costs of ownership incurred by the owners of the vehicles in the program; which are not direct costs to the program but which qualify as Company reimbursable cost-share under the agreement for items which the Company incurs minimal costs.

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

In August 2012, the DOE further amended the DOE Contract.  The primary purpose of the amendment was to definitize the agreement, resulting in final approved amounts of total estimated costs, DOE-share, and Company-share amounts in the agreement.  In connection with this amendment, total estimated costs under the agreement were reduced by $8.0 million, from $218.7 million to $210.7 million.  This amendment did not result in any change to the $100.2 million amount recoverable by the Company under the contract from the DOE.  The amendment did, however, result in a change in the percent of total estimated costs recoverable.  Prior to the amendment and as described above, 45.8% of eligible costs were recoverable.  Subsequent to the amendment, an average 47.6% of eligible costs are recoverable ($100.2 million DOE share divided by $210.7 million total estimated costs).  In addition, previously allowable in-kind costs, although still allowable for reporting as Company cost-share, were no longer reimbursable under the agreement from the date of amendment through the end of the performance period.  The Company accounted for the August 2012 amendment through a cumulative catch-up adjustment which recognized the cumulative effect of the changes on current and prior periods, recorded as a $1.2 million increase in revenues during the three months ended September 30, 2012.

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

Revenue recognized under the DOE Contract accounted for 77% and 59% of revenue for the three months ended March 31, 2013 and 2012, respectively.

The DOE Contract is scheduled for completion at the end of 2013.  On a project-to-date basis through March 31, 2013, we have received $91.5 million under the contract.

Note 15 – Agreements with ABB Technology Ventures Ltd and ABB Inc.

Securities Purchase Agreement
On January 10, 2011, Ecotality entered into a Securities Purchase Agreement with ABB Technology Ventures Ltd (“ABBTV”) pursuant to which ABBTV agreed to purchase shares of the Company’s common stock for an aggregate purchase price of $10.0 million.  At the January 13, 2011 closing of the investment, the Company issued 2,604,167 shares of its common stock to ABBTV at a purchase price of $3.84 per share.  In accordance with the Securities Purchase Agreement, the Company also issued to ABBTV a warrant (the “ABBTV Warrant”) to purchase 1,041,667 shares of its common stock at an exercise price of $4.91 per share, which was subsequently reduced to $2.50 per share, as described below.  The Company also entered into an Investor Rights Agreement with ABBTV pursuant to which, in January 2011, ABBTV nominated two members to the Company’s Board of Directors, who were subsequently confirmed by the Company. The Company recorded the net proceeds from the investment by ABBTV as an increase to common stock and additional paid-in capital during the quarter ended March 31, 2011.

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

The Note was recorded as a long term note payable, net of an $85.0 thousand discount which was applied to the note related to the value of re-pricing ABBTV’s pre-existing warrants (described below), during the quarter ended March 31, 2012.  The discount on the long term note payable is being amortized over the life of the convertible note.  See Note 10 for additional information and accounting treatment related to the Note.

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

Blink License Agreement
On March 13, 2012, the Company and ABB entered into a license agreement relating to the Company’s electric vehicle smart charging network (the “Blink License Agreement”).  Subject to certain restrictions, the Blink License Agreement grants to ABB and its affiliates (i) a non-exclusive, non-transferable right and license to use the Blink application platform interface in the ABB electric vehicle charging system products that ABB or its affiliates market and sell in the North American market in perpetuity, (ii) the right to use certain of the Company’s trademarks in connection with the marketing and sale in the North American market of ABB products that feature the Blink application platform interface, and (iii) the right to grant sublicenses with respect to the rights granted under the Blink License Agreement. As consideration for the license, the Company received $5.0 million from ABB, of which during the quarter ended March 31, 2012, $2.4 million was recorded as other income, related to the value of the partial release of exclusivity to the North American Market provided for in the 2012 Amended and Restated Collaboration Agreement, and $2.6 million was recorded as revenues related to the Blink License Agreement.

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

As of March 31, 2013, no transactions with this joint venture have yet occurred; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this joint venture.  The Company anticipates accounting for this joint venture under the equity method.

Note 17 - Agreement with ChargePoint, Inc.

On March 7, 2013, the Company announced that it had entered into an operating agreement (the “Operating Agreement”) with ChargePoint, Inc. (“ChargePoint”, formerly known as Coulomb Technologies Inc.).  Pursuant to the Operating Agreement, the Company and ChargePoint established Collaboratev, LLC, (“Collaboratev”) a joint venture entity owned 50% by the Company and 50% by ChargePoint.  The purpose of Collaboratev is to (i) provide electric vehicle drivers with easy access to participating charging stations using common authentication credentials, (ii) enable single billing for all charging usage, (iii) accurately provide aggregated electric vehicle charging station location data, and (iv) utilize open national interoperability standards to allow financial billing reconciliation services among electric vehicle charging networks.  Pursuant to the Operating Agreement, the Company and ChargePoint will jointly manage Collaboratev and each party has the right to appoint two of the four representatives of Collaboratev.  A positive vote of both members of Collaboratev is required to approve certain significant and material matters, including annual operating plans and budgets.

As of March 31, 2013, no transactions have yet occurred under this agreement; accordingly, the accompanying condensed consolidated financial statements do not reflect any activity related to this agreement.  The Company anticipates accounting for activities under this agreement as a joint venture.

Note 18 – Goodwill Impairment

The Company typically tests goodwill for possible impairment on an annual basis in the fourth quarter, and at any other time events occur or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  During the third quarter of 2012, the Company determined there were indicators of potential impairment of goodwill due to a significant and sustained decline in the Company’s market capitalization since March 31, 2012 (market capitalization was approximately $10.9 million as of September 30, 2012 compared to approximately $23.4 million as of March 31, 2012).  Management determined this indicator warranted performing an interim test of goodwill for possible impairment during the three months ended September 30, 2012.

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

Note 19 – Subsequent Events

On April 1, 2013, 1,799,632 shares of the Company’s preferred stock were converted into 1,799,632 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in all parts of this Quarterly Report on Form 10-Q that are not historical facts are, or may be deemed to be, forward-looking statements. Forward-looking statements are only predictions based on our current expectations and our projections about future events and are subject to risks, uncertainties, and assumptions that are difficult to predict.  These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, those relating to the following: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; cash requirements and our ability to secure financing if and when necessary; expected growth; future operating expenses; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; sales and marketing initiatives; competition; our ability to continue to grow and implement growth; and any other statements that are not historical facts.

When used in this Quarterly Report on Form 10-Q, the words “anticipate”, ”estimate”, ”expect”, ” may”, ”plan”, ”project”, ”believe”, and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements.  You should not place undue reliance on these forward-looking statements.  The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

ECOtality, Inc. (“we”, “ECOtality”, the “Company”) is a leader in advanced electric vehicle (“EV”) charging and storage systems with over 20 years of experience in designing, manufacturing, testing and commercializing these technologies.  We provide three primary product and service offerings: Blink, Minit-Charger and eTec Labs.  ECOtality offers electric vehicle charging stations under the Blink brand and provides a turnkey network operating system for EV drivers, commercial businesses, and utilities.  Minit-Charger manufactures and distributes fast-charging systems for material handling and airport ground support vehicles.  eTec Labs is a trusted research and testing resource for government agencies, automotive OEMs, and utilities.

Blink

With an extensive history in the EV supply equipment (“EVSE”) industry, we provide the Blink brand of turnkey EVSE hardware and software systems.  Our primary hardware products are the Blink Level 2 (240V) and DC Fast Charger systems for residential and commercial applications.  All Blink chargers are connected to the Blink Network which provides system operators and EV drivers advanced connected services, including monitoring and control capabilities, through web connected devices.

We intend to leverage our EV charging technology, market leading position and strategic relationships to build and commercialize a sustainable EVSE and Blink Network that supports the broader acceptance of EVs both domestically and internationally. We intend to leverage our EV charging infrastructure to further establish our leadership position and to drive revenues through equipment sales, network subscription programs and usage fees, media advertising models and interface with utilities as outlined below:

•
Equipment Sales.  We anticipate that a majority of our revenue will be derived from the sale of Blink chargers to residential and commercial customers. We plan to offer our Blink Level 2 residential charger directly as well as through both brick-and-mortar and online retail, and through key, strategic resellers. Installation of both commercial and residential Level 2 chargers is performed by third parties, including a network of certified contractors that are part of the Blink Certified Contractor Network. Our Blink Level 2 commercial charger and Blink DC Fast Charger are sold directly through our sales force and installed by our authorized installation partners. Over time, we expect to explore opportunities to sell our products through other dealers, distributors and utilities. We will derive revenue from installation services both residentially and commercially as either a direct installer, project manager or lead source for our network.

•
Network Subscription and Usage Fees.   We offer users paid access to our Blink Network through a variety of membership and usage fee alternatives. EV drivers are able to charge at any Blink station through a variety of options including interoperable RFID cards or fobs, smartphone applications, and mobile phone and credit card-based payment options. Blink users are able to choose between paying by the hour (Level 2) or session (DC Fast Charger) at prices that are often substantially less than the per-mile cost of using gasoline. Blink members may enjoy additional advantages of the Network, such as discounted charging rates, enhanced information on their charging patterns; as well as other capabilities.

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

We believe the following competitive strengths position us as a leading global provider of EV charging solutions:

•
Blink Network.   The Blink Network of charging stations provides all EV drivers the freedom to travel wherever they choose and to charge at commercial locations conveniently identified along the way. All Blink EVSE feature real time communications capabilities, and are designed to be networked into the Blink Network Operations Center to provide system administrators the ability to remotely monitor, control and communicate with all Blink EVSE. The Blink Network is a cloud-based operating system that can provide device management and provisioning, location pricing customization, transaction processing, payment gateways, data collection, content management, integration with utility smart grid services, load management and demand response programs. The open architecture of this system is designed to facilitate interoperability and to provide opportunity for point, location, and availability sharing. EV drivers will be able to pay for charging their EV at any Blink station through a variety of options including interoperable RFID cards, smartphone applications, and mobile phone and credit card-based payment options. Consumers may also yield even greater advantages of the Blink Network, such as discounted charging rates, reservation systems, and enhanced Blink Network capabilities by becoming Blink Network members. Additionally, the Blink Mobile Application for smartphones and mobile devices enables users to find Blink charger locations, utilize GPS navigation, and receive charge status notifications.

•
Strategic Partnerships.   Based on our position as an innovator and market leader, we have established several key strategic partnerships to support product development, manufacturing, and deployment of our Blink Network. With regard to product development and manufacturing, we have forged important relationships with global power and automation technology firm, ABB, Inc. (“ABB”), and with auto and consumer product designer and manufacturer Roush Enterprises. Our partnership with ABB enables us to benefit from ABB’s global value chains, streamline sourcing and production capabilities and allow for Blink charging systems to be powered by ABB’s industry leading power electronics.  Roush is a family of companies, which designs, engineers, and manufactures products for the specialty and niche vehicle, medical device, and consumer product markets. Roush is currently manufacturing Blink Level 2 residential and commercial chargers for ECOtality at their plant in Lavonia, Michigan.

•
Smart Charging Stations.   We believe our Level 2 and DC Fast Charger EV charging solutions are at the forefront of smart-charging technologies and have set a standard within the industry. Our chargers provide intelligent, user-friendly features to easily and safely charge EVs. Level 2 residential advanced charger features include binary wall mount design for ease of installation and physical layout, a touch screen providing charger status, statistics and history, programmable start/stop and synchronization with utility peak rates, ability to locate stations away from home, internal electric meter and wireless IEEE 802.11g, CDMA, and LAN capabilities. In addition to the above features, our Level 2 commercial chargers provide specified advertising space, selective height adjustment for ADA compliance and 360-degree beacon light for easy identification. Our DC Fast Charger adds a 42-inch LCD display for optional media and advertising, smart meter capability for demand response and energy management, and smart RFID payment technology. Each of our chargers also incorporates web-based information delivery and smart phone charger station location, GPS navigation, charge status, and completion/interruption notification.

•
Project Manager of the Largest EVSE Deployment in U.S. History.   As project manager of the largest EV infrastructure initiative in U.S. history, we are overseeing the infrastructure rollout and data collection for the EV Project. We believe our unique position within the EV Project has and will continue to provide us several near- and long-term advantages relative to our competition. In conjunction with the EV Project, we have developed three advanced and feature rich EVSE systems that will provide us opportunities to generate recurring revenue through a variety of revenue models. Upon completion of the EV Project, we expect to have one of the largest EV charging station footprints in the U.S., as well as the largest network connecting the charging stations to the grid, EVs and commercial retailers. This project will provide us an extremely valuable marketing tool to support future EVSE infrastructure projects both domestically and internationally.

The EV Project

Through several competitive bidding opportunities, we have been awarded a variety of government reimbursable cost contracts, including a $100.2(1) million cost-share grant from the U.S. Department of Energy (“DOE”) to lead, support and manage the largest deployment of EVs and charging infrastructure in U.S. history (this initiative, the “EV Project”).  The goal of the EV Project is to develop, implement and study techniques for optimizing the deployment of charging infrastructure to support widespread market acceptance of EVs in the U.S. and internationally, as well as to identify commercially viable business models to create a sustainable EV charging industry. To achieve this objective, we have been deploying Blink residential and commercial charging stations in multiple major metropolitan areas throughout the United States. The EV Project officially launched on October 1, 2009, and included participation by Nissan and over 40 other government, utility and industry partners. The EV Project currently represents the world’s largest EV infrastructure project as well as the largest network connecting charging stations to the grid, EVs and commercial retailers.

(1)	The EV Project cost share grant, in the amount of $100.2 million includes $86.4 million awarded under the initial grant in September 2009 and $13.8 million awarded via a subsequent grant in June 2010.

The EV Project is scheduled for completion at the end of 2013.  On a project-to-date basis through March 31, 2013, we have received $91.5 million under the project.

Minit-Charger

Through our Minit-Charger business, we have a legacy of successfully meeting industrial charging needs, specifically focused on the manufacture and distribution of advanced fast-charging systems for off-road industrial applications including material handling and airport ground service equipment.  Eliminating the need for petroleum-based fuels commonly used in material handling vehicles, Minit-Charger is a clean system that emits no harmful emissions. The Minit-Charger system recharges batteries four to six times faster than conventional chargers, and enables battery life that is equal to or longer than those using traditional charging methods.  The Minit-Charger patented advanced algorithm technology provides a lighter, compact and more cost-effective fast-charging system.  These chargers allow for the system to be pole or wall mounted in order to save valuable floor space and allows better cable management. The chargers also feature advanced data collection capabilities, including the patented Minit-Trak fleet and system data management system, which provides comprehensive performance evaluation of a battery’s state-of-health and state-of-charge and automatically adjusts its charging rates to increase and maximize battery life.  Minit-Chargers are being used by Southwest Airlines in airports around the country and in warehouses owned by Pepsico, Home Depot, and others.

eTec Labs

We have a long history in clean and renewable energy technologies and have various standing contractual relationships as a vehicle tester and consultant for the DOE, national research laboratories, vehicle OEMs, national energy storage consortiums, and electric utilities. We provide services in energy storage, monitoring, system design and fabrication, product and vehicle testing, and product development. We have specific expertise in the areas of EV systems, recharging stations, energy demand management systems, utility communication systems, advanced battery technologies, fast charging technologies, and hydrogen production, storage and dispensing systems. We have been the testing partner for the DOE’s Advanced Vehicle Testing Activity (AVTA) program since 1998 and have worked with the DOE, vehicle manufacturers and industry stakeholders to develop test procedures used to conduct baseline, accelerated, fleet, and battery performance evaluations. In September 2011, we were awarded an additional $26.4 million contract to conduct the DOE’s Advanced Vehicle Testing and Evaluation (AVTE) program. The award expands our scope of work following the DOE’s AVTA program, encompassing a five-year term to conduct ongoing vehicle evaluations for the DOE.

We have industry leading experience in many facets of electric and alternative vehicle strategy development. Utilizing that experience, we have developed our EV Micro-Climate planning process, a detailed planning and consulting program designed for municipal planning organizations and utilities to provide a deployment blueprint and action plan for a comprehensive EV charge infrastructure for a given market area. Our EV Micro-Climate planning program is an integrated turnkey consulting service that supports near- and long-term planning for the adoption of EVs. The implementation of the EV Micro-Climate process includes physical charge infrastructure installations at residential, commercial and public locations, as well as comprehensive review of regulatory issues, public awareness and marketing programs to support the various value chains associated with the EV Micro-Climate process.  Additionally we have developed fleet analysis and utility consulting services that can be strategically uncoupled or used in conjunction with the Micro-Climate planning process to provide more comprehensive services to our customers.

The EV Micro-Climate process has been undertaken and refined in the original markets of the EV Project and has been implemented for an entire country in Europe, as well as many major utilities, including BC Hydro in British Columbia, and cities outside of the EV Project, such as Houston, Texas.

Other Operations

Innergy is a wholly owned subsidiary based in San Diego, California which provides us the ability to further expand our production, manufacturing and assembly capabilities for Innergy’s solar products and energy storage devices, as well as products of our other subsidiaries, including our Blink and Minit-Charger products.

Fuel Cell Store is a wholly owned subsidiary which operates as our online retail division. Fuel Cell Store (www.fuelcellstore.com) is an e-commerce marketplace that offers consumers a wide array of fuel cell products from around the globe. Based in San Diego, California, Fuel Cell Store develops, manufactures, and sells a diverse and comprehensive range of fuel cell products that includes fuel cell stacks, systems, component parts and educational materials. Fuel Cell Store is a market place for fuel cell stack, component, and hydrogen storage manufacturers to unite with consumers and is an attractive source for hydrogen and fuel cell industry activity and direction.

Segment Information

We operate our business in four reportable segments, which are described as follows:

Ecotality North America (“ECONA”) is a leader in the research, development and testing of advanced transportation and energy systems with a focus on alternative-fuel, hybrid and electric vehicles and infrastructures.  ECONA’s primary product offerings include: (i) the Blink line of charging stations for passenger vehicle applications, represented by Blink Level 2 residential and commercial chargers and Blink DC Fast Chargers, (ii) the Minit-Charger line of advanced fast-charge systems for industrial applications including material handling and airport ground support equipment, and (iii) testing and consulting services to utilities and government agencies, including programs such as Advanced Vehicle Testing Activities (“AVTA”) and Advanced Vehicle Testing and Evaluation (“AVTE”) for the DOE, the EV Micro-Climate program, and services provided under the EV Project.

Innergy provides unique power solutions including solar and battery pack manufacturing and assembly, and electric charging station assembly, repair and maintenance. The Company’s Mexico production facility supports these low cost services with a well-trained labor force.

Fuel Cell Store (“FUEL CELL”) is an online marketplace for fuel cell-related products and technologies with online distribution sites in the U.S., Japan, Russia, Italy and Portugal.

International (“INTL”) - Ecotality Australia Pty Ltd. (“ECO Australia”) is the Company's wholly owned subsidiary in Australia which markets and distributes the Company’s Blink and Minit-Charger equipment in Australia. The Company includes ECO Australia in its International segment and as other international subsidiaries are established, they will also be included in the International segment.

During the first quarter of 2013, ECO Australia assigned its contract with the Australia State of Victoria’s Department of Transportation (“VDOT”) to a third party.  As a result, we recognized the remaining deferred revenue under the VDOT contract and expensed the remaining net book value of equipment capitalized under the VDOT contract, resulting in net income for the first quarter of 2013 for this reporting segment.

Material changes in results of operations by segment for the three months ended March 31, 2013 as compared to 2012 are described in the Results of Operations section below.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		$ Increase /	% Increase /
	2013	2012	(Decrease)	(Decrease)
Revenue
Product	$1,905	$1,422	$483	34%
Service	14,029	9,635	4,394	46
License	-	2,593	(2,593)	(100)
Total revenue	15,934	13,650	2,284	17
Cost of goods sold
Product	1,055	1,014	41	4
Service	8,929	7,482	1,447	19
Total cost of goods sold	9,984	8,496	1,488	18

Gross profit	5,950	5,154	796	15
Operating expenses:
Sales and marketing	1,152	1,215	(63)	(5)
Research and development	469	326	143	44
General and administrative	4,801	4,912	(111)	(2)
Total operating expenses	6,422	6,453	(31)	-
Loss from operations	(472)	(1,299)	827	64%
Interest income (expense), net	(80)	145	(225)
Other income, net	4	2,404	(2,400)
Income (loss) before income taxes	(548)	1,250	(1,798)
Income tax expense	(40)	(1)	(39)
Net income (loss)	$(588)	$1,249	$(1,837)

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

The following table sets forth revenue by type and reportable segment for the periods indicated (in thousands):

	Three months ended March 31,
		All Other
	ECONA	Segments	Total
Product Sales
2012	$895	$527	$1,422
2013	1,553	352	1,905
Period change	$658	$(175)	$483
Service Revenue
2012	$9,568	$67	$9,635
2013	13,815	214	14,029
Period change	$4,247	$147	$4,394
License Revenue
2012	$2,593	$-	$2,593
2013		-	-
Period change	$(2,593)	$-	$(2,593)
Total Revenue
2012	$13,056	$594	$13,650
2013	15,368	566	15,934
Period change	$2,312	$(28)	$2,284

Product Sales

Product sales in our ECONA segment increased $0.7 million to $1.6 million during the first quarter of 2013 primarily resulting from increased sales of industrial material handling products, which increased $0.7 million to $1.5 million.  EVSE sales were flat between comparative periods at $0.1 million.

Product sales in all other segments decreased $0.2 million to $0.4 million during the first quarter of 2013, primarily due to declines in battery pack sales and from prioritization of resource allocation within our Innergy segment to EVSE deployment under the EV Project.

Service Revenue

Service revenue in our ECONA segment increased $4.2 million to $13.8 million during the first quarter of 2013.  Service revenue for all other segments increased $0.1 million to $0.2 million during the first quarter of 2013, reflecting no significant change from the first quarter of 2012.

A significant portion of service revenue in our ECONA segment resulted from activities associated with the EV Project.  Revenue recognized under the EV Project increased $4.2 million to $12.8 million, primarily due to continued increases in the number of operating vehicles and residential and commercial installations under the EV Project.  Revenue related to charging events (the billing of customers for charging events commenced in August 2012) increased $0.1 million to $0.1 million.  Consulting revenues decreased $0.1 million to $0.9 million and reflect a shift in volume from the AVTA project as it nears completion, to activities under the AVTE project, which serves as a follow-on to the AVTA project with an expanded scope of work.

We anticipate the majority of our revenue in 2013 will be derived from the DOE Contract based on deliveries of chargers and the reporting of in-kind costs relating to cost share of EV Project participants.

License Revenue

During the first quarter of 2012, we recorded $2.6 million in license revenue in connection with a licensing agreement entered into with ABB.  We had no similar arrangements and thus recognized no license revenue during the first quarter of 2013.

Cost of Goods Sold

Cost of goods sold primarily consists of labor, materials, facilities and equipment related to the manufacturing of chargers and development of the Blink Network.

The following table sets forth cost of goods sold (“COGS”) by type and reportable segment for the periods indicated (in thousands):

	Three months ended March 31,
		All Other
	ECONA	Segments	Total
Product COGS
2012	$825	$189	$1,014
2013	952	103	1,055
Period change	$127	$(86)	$41
Service COGS
2012	$7,434	$48	$7,482
2013	8,869	60	8,929
Period change	$1,435	$12	$1,447
Total COGS
2012	$8,259	$237	$8,496
2013	9,821	163	9,984
Period change	$1,562	$(74)	$1,488

Product COGS

Product COGS in our ECONA segment increased $0.1 million to $1.0 million during the first quarter of 2013 primarily resulting from increased sales of industrial material handling products, which costs increased $0.2 million to $0.9 million.  COGS associated with EVSE sales decreased $0.1 million to $0.1 million.

Product COGS in all other segments decreased $0.1 million to $0.1 million during the first quarter of 2013, reflecting no significant change from the first quarter of 2012.

Service COGS

Service COGS in our ECONA segment increased $1.4 million to $8.8 million during the first quarter of 2013.  Service COGS for all other segments were flat at $0.1 million during the first quarter of 2013, reflecting no significant change from the first quarter of 2012.

A significant portion of service COGS in our ECONA segment resulted from activities associated with the EV Project.  Service COGS recognized under the EV Project increased $1.3 million to $8.2 million, primarily due to direct costs related to service revenue increases and increased depreciation on equipment in service under the DOE Contract.  Excluding depreciation, ECONA segment service COGS was 29% and 48% of ECONA segment service revenue for the first quarter of 2013 and 2012, respectively.  The resulting cost of goods sold reduction per revenue dollar and related favorable gross margin impact is the result of an increased percentage of DOE Contract revenues related to reporting of cost share for in-kind costs.  In-kind costs include allowable costs of ownership incurred by the owners of vehicles in the program, which results in reportable cost share and revenue to us under the program for which we incur minimal related costs.  Service COGS related to charging events increased $0.1 million to $0.1 million.  Consulting service COGS was flat at $0.5 million.

Operating Expenses

Total operating expenses were flat at $6.4 million during the first quarter of 2013.  The majority of our operating expenses, including corporate administrative and support costs, are related to our ECONA segment.  Operating expenses in our ECONA segment increased $0.3 million to $6.2 million during the first quarter of 2013.  Operating expenses in our other segments decreased $0.3 million to $0.2 million during the first quarter of 2013, primarily due to a decrease in activity and related expenses in our international operations, specifically our ECOtality Australia subsidiary.

Sales and Marketing

Sales and marketing expenses primarily consist of payroll and related benefits, consulting services, fees associated with attendance and booth rental at trade shows, and related expenses incurred in the support and promotion of our brand and our product and service offerings.

Sales and marketing expenses were $1.2 million during the first quarter of 2013, reflecting minimal change from the first quarter of 2012.

Research and Development

Research and development expenses primarily consist of payroll and related benefits, contract labor, and consulting services in support of development activities related to EV products.

Research and development expenses increased $0.1 million to $0.5 million during the first quarter of 2013, primarily due to payroll and related benefits and consulting services incurred in connection with planned product development activities.

General and Administrative

General and administrative expenses primarily consist of payroll and related benefits, facilities and data communication related expenses, and legal and professional fees.

General and administrative expenses decreased $0.1 million to $4.8 million during the first quarter of 2013, primarily attributable to a $0.4 million decrease in consulting services related to customer resource management (“CRM”) system maintenance and support, a $0.4 million increase resulting from a charge related to potential liabilities in connection with a U.S. Department of Labor investigation (described below in Part II, Item 1 - Legal Proceedings), and a $0.1 million decrease in legal fees.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(588)	$1,249
Net non-cash expense items included in net income (loss)	5,074	3,123
Changes in operating assets and liabilities	(4,277)	(12,533)
	209	(8,161)
Cash flows from investing activities	(3,192)	(2,335)
Cash flows from financing activities	(28)	4,957
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net decrease in cash and cash equivalents	$(3,020)	$(5,543)

Working capital consisted of the following as of the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$3,394	$6,414
Restricted cash (a)	200	200
Trade receivables, net	2,670	966
Receivables, other	1,197	1,207
Inventory	17,951	20,966
Prepaid expenses and other current assets	1,128	1,235
Total current assets	26,540	30,988
Accounts payable	2,687	2,659
Accrued payroll	1,246	1,128
Unearned revenue	18,732	23,812
Warranty reserves	580	578
Capital lease obligations	117	116
Accrued liabilities, other	8,362	6,057
Total current liabilities	31,724	34,350
Working capital	$(5,184)	$(3,362)

(a)	Restricted cash serves as collateral for corporate credit cards, and accordingly, is not available for use in current operations.

Summary of Cash Flows

The following table highlights the primary sources (uses) of cash during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net results of operations, adjusted for net non-cash expense items	$4,486	$4,372
Proceeds from borrowing on note payable	-	5,000
Purchases of inventory	(152)	(8,624)
Purchases of property and equipment	(3,187)	(2,225)
Change in unearned revenue	(4,989)	3,169
Change in accounts payable and accrued liabilities	2,449	(4,616)
Change in accounts receivable	(1,694)	(2,008)
Other	67	(611)
Net decrease in cash and cash equivalents	$(3,020)	$(5,543)

Three Months Ended March 31, 2013

Operating Activities

We generated $0.2 million cash from operating activities during the first quarter of 2013.  Net loss for the period was $0.6 million.  Non-cash expense items included in net loss were $5.1 million, primarily consisting of $4.9 million depreciation and amortization of property and equipment.  Changes in operating assets and liabilities resulted in a $4.3 million usage of cash, primarily related to a $5.0 million reduction in unearned revenue.

Investing Activities

We used $3.2 million cash for investing activities during the first quarter of 2013.  Purchases of property and equipment, primarily in support of the DOE Contract, accounted for $3.2 million of these investing activities.

Financing Activities

Nominal cash flows related to financing activities occurred during the first quarter of 2013.

Three Months Ended March 31, 2012

Operating Activities

We used $8.2 million cash for operating activities during the first quarter of 2012.  Net income for the period was $1.2 million.  Net income for the period includes 2.6 million of license revenue and $2.4 million of other income related to the March 13, 2012 ABB transaction.  Non-cash expense items included in net income were $3.1 million, primarily consisting of $3.0 million depreciation and amortization of property and equipment.  Changes in operating assets and liabilities resulted in an $12.5 million usage of cash, primarily related to (i) $2.0 million cash used by an increase in receivables, (ii) $8.6 million cash used for inventory purchases, (iii) $3.2 million generated by an increase in unearned revenue, and (iv) $4.6 million cash used by a net decrease in payables and accrued liabilities.

Investing Activities

We used $2.3 million cash for investing activities during the first quarter of 2012.  Purchases of property and equipment, primarily in support of the DOE Contract, accounted for $2.2 million of these investing activities.

Financing Activities

We generated $5.0 million cash through financing activities during the first quarter of 2012, related to proceeds from issuance of a $5.0 million convertible note to ABBTV.

Management’s Plan of Operation and for Working Capital

We have two main objectives in 2013 to ensure the success of our business.  The first is the successful completion of the EV Project.  As we complete our EVSE installations and compile the data, we finalize setting out the infrastructure footprint and internalizing the experience and knowledge gained that will form the foundation upon which our new commercial EVSE and Blink Network business will be built.

In 2012, we made significant organizational changes in our sales and field operations in anticipation of the changing needs of the business as the EV Project activities wind down.  In 2013, we will continue to focus on partnering with major retail outlets, large corporate clients, small and medium enterprises, industrial supply companies, utilities, commercial, retail and office building owners, state and local governments and automobile manufacturers.

Our industrial product line expansions, scheduled to launch later this year are critical to our growth.  In support of this business we will continue to maintain a marketing and sales focus on the recovering warehouse and airport ground support equipment markets.

Net working capital is an important measure of our ability to finance our operations.  Our net working capital deficit was ($5.2) million at March 31, 2013.   As we look ahead, we have an ambitious business plan for strong growth of our commercial businesses that will require us to raise additional capital to supplement our cash flows from operations to fully execute.  Management is actively pursuing a number of options to secure this capital.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy; substantially detracting from our ability to rapidly transition away from the EV Project to a robust commercially driven business.

Contractual Obligations

There have been no material changes to our contractual obligations during the quarter ended March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of long-lived and intangible assets, stock-based compensation, inventory valuations, allowance for bad debts, warranty liability, valuation of deferred tax assets, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes in our significant accounting policies and estimates for the first quarter of 2013 to the significant accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We believe revenue recognition represents one of our more critical accounting policies, particularly related to the EV Project, as affecting our most significant estimates and assumptions used in the preparation of our consolidated financial statements.  Under certain agreements, the government retains a financial interest in capital assets with a fair value of $5,000 or greater at the end of the agreement.  Settlement of the government’s financial interest in those assets at the end of the agreement occurs by either: (i) we reimburse the government for the amount of their interest in the assets, (ii) we offer to the government to buy out our interest in the assets, or (iii) sell the assets in the market and remit to the government the portion of the selling price equal to its financial interest.  In the case of the EV Project, the value of capitalized Level 3 chargers exceeding this threshold is projected to be approximately $12.0 million at the end of 2013, for which the government’s interest (as represented in deferred revenue) will equate to approximately $6.0 million.  At the close of the project, the government’s interest is expected to be settled based on one of the three alternatives provided for in the contract as described above.  This settlement process, which is anticipated in the first quarter of 2014, will determine the disposition of the balance remaining in deferred revenue.  As a result, based on projected charger installations through the remainder of the contract, we estimate that we may recognize up to $6.0 million less in revenue than the $100.2 million awarded under the contract.

Recent Accounting Pronouncements

A summary of recently issued and adopted accounting pronouncements applicable to us is presented in Note 2 – Summary of Significant Accounting Policies, in the notes to consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.  We did not adopt any additional accounting policies during the quarter which had a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, we concluded that our internal controls and procedures were effective for the period ended March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the judgment inherent in the preparation of financial statements is reasonable.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) were effective for the period ended March 31, 2013.

Changes in Internal Control

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2011, we received a letter from Coulomb Technologies Inc. (“Coulomb”, now known as ChargePoint, Inc.) alleging that we promised to make Coulomb the exclusive supplier for all of our public charging stations and asserting that we infringed Coulomb’s trademarks by including references to Coulomb in one of our websites. On May 3, 2011, we responded to Coulomb by denying its allegations and requesting that it retract these claims. Coulomb reasserted its claims and threatened to initiate litigation if the dispute was not resolved. On October 7, 2011, we entered into a Tolling Agreement with Coulomb that temporarily suspended the operation of any statute of limitations that would bar Coulomb from pursuing the claim (except for any statute of limitations that had already expired prior to the date of the Tolling Agreement). On March 27, 2013, the Company entered into a Compromise Settlement and Release Agreement with Coulomb, settling all outstanding matters with respect to allegations previously made by Coulomb against the Company and ECOtality North America.  As a result of entering into this settlement agreement, the Tolling Agreement automatically expired.

On November 27, 2012, we were informed that the Wage and Hour Division of the U.S. Department of Labor (“DOL”) is investigating the Company to determine its compliance with the Davis Bacon Contract Act, the Fair Labor Standards Act and other Federal Labor laws and regulations.  In connection with such investigation, we received requests for employment and labor related information and records regarding compliance with employee wage, hour and other conditions and practices of employment.  Indications are that the DOL believes we have misclassified certain employees under the Fair Labor Standards Act and failed to classify and pay certain other individuals prevailing wages under the Davis Bacon Contract Act.  The DOL has indicated that if it is conclusively determined that we violated certain of these labor laws and regulations, we will be required to make the appropriate payments of back wages and other amounts to employees and contractors, and we may be subject to fines or penalties.  As of December 31, 2012, we determined that while it is reasonably possible that the total amounts to be paid with respect to this matter could range up to $917.0 thousand, management’s best estimate of the probable cost was $223.0 thousand.  Accordingly, we established a $223.0 thousand accrual as of December 31, 2012, which was recorded as a component of general and administrative expenses during the fourth quarter of 2012.  As of March 31, 2013, we revised our previous estimates based on new information.  As of March 31, 2013, we determined that while it is reasonably possible that the total amounts to be paid with respect to this matter could range up to $1.1 million, management’s best estimate of the probable cost was $597.0 thousand, resulting in an additional $374.0 thousand charge to general and administrative expenses in the first quarter of 2013.  We continue to cooperate with the DOL in the investigation and have recently begun to discuss with the DOL what wages, fines or penalties may be appropriate in this matter.  It is not possible at this time to determine the nature of fines, penalties or further liabilities we may incur in connection with this matter.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March 31, 2013 from the risk factors disclosed in the aforementioned Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: May 15, 2013
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
The following financial information from Ecotality’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

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